Form 10-Q
period 2011-09-30
AURORA DIAGNOSTICS HOLDINGS LLC
filed 2011-11-14
CIK 1367832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-176790

Aurora Diagnostics Holdings, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-4918072
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

11025 RCA Center Drive, Suite 300 Palm Beach Gardens, Florida 33410

(Address of Principal Executive Offices) (Zip Code)

(866) 420-5512

(Registrant’s Telephone Number, Including Area Code)

None

(Former Name, Former Address and Former Fiscal Year — if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to be submitted and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The Company had 23,549,812 limited liability company units outstanding as of November 14, 2011.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,445	$39,941
Accounts receivable, net	34,106	25,448
Prepaid expenses and other assets	2,931	1,949
Prepaid income taxes	—	1,397
Deferred tax assets	3,063	2,063

Total current assets	45,545	70,798

Property and equipment, net	12,100	8,906

Other Assets:
Deferred debt issue costs, net	10,402	11,065
Deposits and other noncurrent assets	286	41,087
Deferred tax assets - noncurrent	3,111	—
Goodwill	375,491	329,199
Intangible assets, net	155,936	126,956

	545,226	508,307

	$602,871	$588,011

Liabilities and Members’ Equity
Current Liabilities
Current portion of long-term debt	$2,908	$2,770
Current portion of fair value of contingent consideration	17,270	8,085
Accounts payable and accrued expenses	12,384	8,387
Accrued compensation	10,405	8,213
Accrued interest	4,784	863
Income taxes payable	545	—

Total current liabilities	48,296	28,318

Long-term debt, net of current portion	320,298	316,044
Deferred tax liabilities, net	21,799	13,841
Fair value of contingent consideration, net of current portion	29,450	18,465
Other liabilities	1,284	—
Members’ Equity	181,744	211,343

	$602,871	$588,011

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2011 and 2010

Unaudited

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue	$72,783	$55,562	$203,253	$156,667

Operating costs and expenses:
Cost of services	33,484	24,645	92,330	70,549
Selling, general and administrative expenses	17,948	12,566	48,543	36,004
Provision for doubtful accounts	4,657	3,133	13,519	9,161
Intangible asset amortization expense	6,115	4,762	17,241	14,036
Management fees	749	561	2,093	1,623
Impairment of goodwill and other intangible assets	24,471	4,871	24,471	4,871
Write-off of public offering costs	4,445	—	4,445	—
Acquisition and business development costs	193	331	708	764
Change in fair value of contingent consideration	4,377	1,120	7,535	2,104

Total operating costs and expenses	96,439	51,989	210,885	139,112

(Loss) income from operations	(23,656)	3,573	(7,632)	17,555

Other income (expense):
Interest expense	(8,364)	(4,449)	(24,632)	(12,036)
Write-off of deferred debt issue costs	—	—	—	(4,527)
Loss on extinguishment of debt	—	—	—	(2,296)
Other income (expense)	2	12	(44)	17

Total other expense, net	(8,362)	(4,437)	(24,676)	(18,842)

Loss before income taxes	(32,018)	(864)	(32,308)	(1,287)

Provision (benefit) for income taxes	(3,022)	721	(1,670)	1,952

Net loss	$(28,996)	$(1,585)	$(30,638)	$(3,239)

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statement of Members’ Equity

Nine Months Ended September 30, 2011

Unaudited

(in thousands, except for member units)

	Member Units	Member Contributions (Distributions)	Equity Transaction Costs	Retained Earnings	Total Members’ Equity
Balance, December 31, 2010	131,382	$201,114	$(4,825)	$15,054	$211,343
Exchange of membership units, net	23,418,430
Equity based compensation		1,039			1,039
Net loss	—	—	—	(30,638)	(30,638)

Balance, September 30, 2011	23,549,812	$202,153	$(4,825)	$(15,584)	$181,744

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2011 and 2010

Unaudited

(in thousands)

	2011	2010
Cash Flows From Operating Activities
Net loss	$(30,638)	$(3,239)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,261	16,464
Amortization of deferred debt issue costs	1,496	993
Amortization of original issue discount on debt	214	332
Deferred income taxes	(6,659)	(1,754)
Equity compensation costs	1,039	—
Change in fair value of contingent consideration	7,535	2,104
Impairment of goodwill and other intangible assets	24,471	4,871
Write-off of public offering costs	4,445	—
Write-off of deferred debt issue costs	—	4,527
Loss on extinguishment of debt	—	2,296
Loss on disposal of property	46	—
Changes in assets and liabilities, net of working capital acquired in business combinations:
(Increase) decrease in:
Accounts receivable	(4,678)	(4,696)
Prepaid income taxes	1,397	—
Prepaid expenses	(591)	(956)
Increase (decrease) in:
Accounts payable and accrued expenses	2,700	1,374
Accrued compensation	2,123	783
Accrued interest	3,921	(2,842)
Taxes payable	545	898

Net cash provided by operating activities	27,627	21,155

Cash Flows From Investing Activities
Purchase of property and equipment	(4,443)	(2,002)
Increase (decrease) in deposits and other noncurrent assets	21	(127)
Payment of contingent notes	(20,529)	(16,979)
Businesses acquired, net of cash acquired	(40,324)	(21,234)

Net cash used in investing activities	(65,275)	(40,342)

Cash Flows From Financing Activities
Payments of capitalized lease obligations	(53)	—
Repayments under former term loan facility	—	(209,100)
Repayments of subordinated notes payable	(2,688)	(2,893)
Net borrowings under revolver	7,000	5,000
Borrowings under new term loan facility	—	225,000
Repayments under term loan facilities	—	(563)
Payment of debt issuance costs	(811)	(13,991)
Payment of public offering costs	(296)	(3,013)
Contributions from members, net of tax distributions	—	(2,195)

Net cash provided (used in) by financing activities	3,152	(1,755)

Net decrease in cash	(34,496)	(20,942)
Cash and cash equivalents, beginning	39,941	27,424

Cash and cash equivalents, ending	$5,445	$6,482

(Continued)

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Cash Flows (Continued)

Nine Months Ended September 30, 2011 and 2010

Unaudited

(in thousands)

	2011	2010
Supplemental Disclosures of Cash Flow Information
Cash interest payments	$18,869	$12,959

Cash tax payments, including member tax distributions	$3,043	$4,810

Supplemental Schedule of Noncash Investing and Financing Activities
Fair value of contingent consideration issued in acquisitions	$20,510	$18,983

Capital lease obligations	$47	$132

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business

Aurora Diagnostics Holdings, LLC and subsidiaries (the “Company”) was organized in the State of Delaware as a limited liability company on June 2, 2006 to operate as a diagnostic services company. The Company’s practices provide physician-based general anatomic and clinical pathology, dermatopathology, molecular diagnostic services and other esoteric testing services to physicians, hospitals, clinical laboratories and surgery centers. The Company’s operations consist of one reportable segment.

The Company operates in a highly regulated industry. The manner in which licensed physicians can organize to perform and bill for medical services is governed by state laws and regulations. Businesses like the Company often are not permitted to employ physicians or to own corporations that employ physicians or to otherwise exercise control over the medical judgments or decisions of physicians.

In states where the Company is not permitted to directly own a medical services provider or for other commercial reasons, it performs only non-medical administrative and support services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine. In those states, the Company conducts business through entities that it controls, and it is these affiliated entities that employ the physicians who practice medicine. In such states, the Company generally enters into a contract that restricts the owner of the affiliated entity from transferring their ownership interests in the affiliated entity and otherwise provides the Company or its designee with a controlling voting or financial interest in the affiliated entity and its laboratory operations. This controlling financial interest generally is obtained pursuant to a long-term management services agreement between the Company and the affiliated entity. Under the management services agreement, the Company exclusively manages all aspects of the operation other than the provision of medical services. Generally, the affiliated entity has no operating assets because the Company acquired all of its operating assets at the time it acquired the related laboratory operations. In accordance with the relevant literature, these affiliated entities are included in the condensed consolidated financial statements of Aurora Diagnostics Holdings, LLC.

The accompanying consolidated balance sheet as of December 31, 2010, which was derived from the audited financial statements as of December 31, 2010 of Aurora Diagnostics Holdings, LLC and the accompanying unaudited condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2011 and September 30, 2010 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2011.

Recent Accounting Standards Updates

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The standard revises guidance for fair value measurement and expands the disclosure requirements. ASU 2011-04 is effective for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact, if any, the adoption of ASU 2011-04 will have on its operating results or financial position.

Aurora Diagnostics Holdings, LLC

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. ASU 2011-05 will be effective for periods beginning after December 15, 2011. The adoption of ASU 2011-05 will not have a material effect on the Company’s operating results or financial position.

In July 2011, the FASB issued ASU 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which requires certain health care entities to present the provision for bad debts related to patient service revenue as a deduction from patient service revenue in the statement of operations rather than as an operating expense. This ASU is effective for public companies with fiscal years and interim periods within those fiscal years beginning after December 15, 2011. Additional disclosures relating to a company’s sources of patient revenue and its allowance for doubtful accounts related to patient accounts receivable will also be required. The Company is currently evaluating the impact, if any, the adoption of ASU 2011-07 will have on its operating results or financial position.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment.” ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. If an entity concludes otherwise, then the two-step impairment test is not required. The Company adopted ASU 2011-08 for its annual goodwill impairment tests performed as of September 30, 2011. The effects of our adoption of this ASU are further described in Note 4 Goodwill and Intangible Assets.

Note 2.	Acquisitions

2011 Acquisitions

During the nine months ended September 30, 2011, the Company acquired four pathology practices. On January 1, 2011, the Company acquired 100% of the equity of two pathology practices for an aggregate cash purchase price of $36.9 million. These acquisitions were funded on December 31, 2010 and therefore, the cash paid totaling $36.9 million was included in Deposits and other non-current assets as of December 31, 2010. On June 2, 2011, the Company acquired 100% of the equity of a third pathology practice for a cash purchase price of $14.7 million. On August 1, 2011, the Company acquired substantially all of the assets of a fourth pathology practice for an aggregate cash purchase price of $26.5 million. In each of the transactions the Company issued contingent consideration payable over three to five years based on the acquirees’ future performance. The total acquisition date fair value of the contingent consideration issued for the 2011 acquisitions was $20.5 million. The Company funded the cash portion of the January 1, 2011 and June 2, 2011 acquisitions using a portion of the proceeds from the Senior Notes offering on December 20, 2010. The Company funded the cash portion of the August 1, 2011 acquisition using cash on hand, as well as $14.0 million drawn on its revolving credit facility.

Aurora Diagnostics Holdings, LLC

Note 2.	Acquisitions (Continued)

Intangible assets acquired as the result of a business combination are recognized at fair value as an asset apart from goodwill if the asset arises from contractual or other legal rights or if it is separable. The Company’s intangible assets, which principally consist of the fair value of customer relationships, health care facility agreements and non-competition agreements acquired in connection with the acquisition of diagnostic companies, are capitalized and amortized on the straight-line method over their useful life, which generally ranges from 4 to 18 years. The estimated average lives of customer relationships and their fair values of the 2011 acquisitions are preliminary and are expected to be finalized in 2011. Approximately $16.8 million of tax deductible goodwill was recorded related to the 2011 acquisitions.

The following table summarizes the consideration for the acquisitions made in 2011, excluding contingent consideration payable with an aggregate fair value at acquisition of approximately $20.5 million (in thousands):

Location	Date Acquired	Cash Paid
Texas	January 1, 2011	$29,856
Nevada	January 1, 2011	7,000
Massachusetts	June 2, 2011	14,700
Florida	August 1, 2011	26,500

Total 2011 Acquisitions		$78,056

2010 Acquisitions

On January 1, 2010, the Company acquired 100% of the equity of two pathology practices for an aggregate cash purchase price of $17.0 million. On March 12, 2010 the Company acquired 100% of the equity of a pathology practice for an aggregate cash purchase price of $22.5 million. The Company funded the cash portion of the acquisitions using $31.0 million of cash primarily related to Class A-1 member contributions and an additional $8.5 million related to the sale of Class Z membership interests. On October 8, 2010 the Company acquired 100% of a pathology practice for an aggregate cash purchase price of approximately $14.0 million using funds drawn on its revolving line of credit.

In each transaction, the Company issued contingent consideration payable over three to five years based upon the future performance of the acquired practices. The total acquisition date fair value of the contingent consideration issued for the 2010 acquisitions was $22.6 million.

Contingent Consideration

In connection with its acquisitions, the Company has agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. For all acquisitions prior to January 1, 2009, the Company does not accrue contingent consideration obligations prior to the attainment of the objectives and the amount owed becomes fixed and determinable. The Company paid consideration under contingent notes related to acquisitions completed prior to January 1, 2009 of $0.6 million and $2.3 million for the three months ended September 30, 2011 and 2010, respectively, and $12.7 million and $17.3 million for the nine months ended September 30, 2011 and 2010, respectively. For the three and nine month periods ended September 30, 2011, the Company paid consideration under contingent notes related to acquisitions completed subsequent to January 1, 2009 of $5.4 million and $7.9 million, respectively. For the three and nine month periods ended September 30, 2010, the Company made no payments under contingent notes related to acquisitions completed subsequent to January 1, 2009.

Aurora Diagnostics Holdings, LLC

Note 2.	Acquisitions (Continued)

As of September 30, 2011, assuming the acquired practices achieve the maximum level of stipulated operating earnings, the maximum principal amount of contingent consideration payable over the next three to five years is approximately $64.0 million for acquisitions completed prior to January 1, 2009 and $102.1 million for acquisitions completed subsequent to January 1, 2009. A lesser amount will be paid if the practices’ earnings are below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. Any such payments in the future for acquisitions completed prior to January 1, 2009 would be accounted for as additional purchase price and increase goodwill. For acquisitions completed subsequent to January 1, 2009, future payments will be reflected in the change in the fair value of the contingent consideration. The total fair value of the contingent consideration reflected in the accompanying consolidated condensed balance sheets as of September 30, 2011 and December 31, 2010 is $46.7 million and $26.6 million, respectively.

The following table summarizes the estimated aggregate fair value of the assets acquired and liabilities assumed in connection with the acquisitions in 2011 (in thousands):

2011
Cash	$875
Accounts receivable (1)	3,980
Other assets	391
Property and equipment	453
Intangible assets	51,490
Goodwill	52,840

Assets acquired	110,029

Accounts payable and accrued expenses	889
Accrued compensation	69
Fair value of contingent consideration	20,510
Deferred tax liabilities	10,506

Liabilities assumed	31,974

Net assets acquired	$78,055

Net assets acquired	$78,055
Less:
Cash acquired	(875)
Deposits and other noncurrent assets (2)	(36,856)

Net cash paid for acquisitions, net of cash acquired	$40,324

(1)	Acquired accounts receivable is net of $2.3 million allowance for doubtful accounts.
(2)	Cash payments made on December 31, 2010.

Aurora Diagnostics Holdings, LLC

Note 2.	Acquisitions (Continued)

Pro-forma information (unaudited)

The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the acquisitions completed after January 1, 2010 for the three months and nine months ended September 30, 2010 and 2011, after giving effect to amortization, depreciation, interest, income tax, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 2010. Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2010 and 2011 acquisitions and does not include operational or other changes which might have been effected by the Company. The unaudited pro forma information for the three months and nine months ended September 30, 2010 and 2011 presented below is for illustrative purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands):

	Pro Forma Three Months Ended September 30, 2010	Pro Forma Nine Months Ended September 30, 2010	Pro Forma Three Months Ended September 30, 2011	Pro Forma Nine Months Ended September 30, 2011
Net revenue	$68,019	$196,709	$74,045	$215,793

Net income (loss)	$482	$3,741	$(32,398)	$(32,595)

For the three and nine months ended September 30, 2011, the 2011 acquisitions contributed $11.1 million and $23.7 million, respectively, in net revenue and $1.8 million and $3.4 million, respectively, in net earnings, excluding intercompany charges eliminated in consolidation.

Note 3.	Accounts Receivable

Accounts receivable consist of the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Accounts receivable	$52,299	$37,172
Less: Allowance for doubtful accounts	(18,193)	(11,724)

Accounts receivable, net	$34,106	$25,448

Aurora Diagnostics Holdings, LLC

Note 4.	Goodwill and Intangible Assets

The following table presents adjustments to goodwill during the nine months ended September 30, 2011 and the year ended December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Goodwill, beginning of period	$329,199	$268,911
Acquisitions	52,840	44,752
Contingent notes*	12,654	16,979
Goodwill impairment	(19,202)	(1,976)
Other acquisition costs	—	533

Goodwill, end of period	$375,491	$329,199

*	Related to acquisitions completed prior to January 1, 2009.

For the three months ended September 30, 2011 and 2010, the Company recorded amortization expense of $6.1 million and $4.8 million, respectively, related to its intangible assets. For the nine months ended September 30, 2011 and 2010, amortization of intangible assets was $17.2 million and $14.0 million, respectively. The Company’s balances for intangible assets as of September 30, 2011 and December 31, 2010 and the related accumulated amortization are set forth in the table below (in thousands):

		Weighted Average	September 30, 2011
	Range (Years)	Amortization Period (Years)	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	4 –10	9	$152,249	$(46,107)	$106,142
Health care facility agreements	4 –18	14	60,716	(13,665)	47,051
Noncompete agreements	4 – 5	5	5,678	(2,935)	2,743

Total intangible assets			$218,643	$(62,707)	$155,936

		Weighted Average	December 31, 2010
	Range (Years)	Amortization Period (Years)	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	5 –10	8	$130,533	$(35,825)	$94,708
Health care facility agreements	4 –18	14	41,370	(11,260)	30,110
Noncompete agreements	2 – 5	5	4,441	(2,303)	2,138

Total intangible assets			$176,344	$(49,388)	$126,956

Aurora Diagnostics Holdings, LLC

Note 4. Goodwill and Intangible Assets (Continued)

As of September 30, 2011, estimated future amortization expense is as follows (in thousands):

Year Ending December 31,
Remainder of 2011	$5,658
2012	23,245
2013	22,833
2014	22,143
2015	21,692
2016	20,706
Thereafter	39,659

$155,936

For purposes of testing goodwill for impairment as of September 30, 2011, with the exception of four practices for which operations have been combined into two reporting units, each of the Company’s acquired practices is considered a separate reporting unit. To estimate the fair value of the reporting units, the Company utilizes a discounted cash flow model as the primary approach to value, supported by a market approach guideline public company method (the “GPC Method”) which is used as a reasonableness test. The Company believes that a discounted cash flow analysis is the most appropriate methodology to test the recorded value of long-term assets with a demonstrated long-lived value. The results of the discounted cash flow provide reasonable estimates of the fair value of the reporting units because this approach is based on each respective unit’s actual results and reasonable estimates of future performance, and also takes into consideration a number of other factors deemed relevant by management, including but not limited to, expected future market revenue growth and operating profit margins. The Company has consistently used these approaches in determining the value of goodwill. The Company considers the GPC Method as an adequate reasonableness test which utilizes market multiples of industry participants to corroborate the discounted cash flow analysis. The Company believes this methodology is consistent with the approach that any strategic market participant would utilize if they were to value one of the Company’s reporting units.

2011 Impairment Testing

As of September 30, 2011, the Company performed qualitative analyses to assess the likelihood of impairment at its reporting units. The Company’s assessment considered various factors, including the results of the impairment analyses performed as of September 30, 2010, changes in the carrying amount of net assets since September 30, 2010, management’s expectations of future performance, historical financial results and trends, changes in interest rates and other market conditions and other factors affecting reporting unit fair values. The Company also considered each reporting units performance in relation to previous projections, the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information. Based on its assessment, the Company determined it was more likely than not that the fair value exceeded the carrying value for four of its twenty reporting units. For these four reporting units the Company did not perform the two step impairment testing.

As of September 30, 2011, the Company tested goodwill and intangible assets for potential impairment and recorded a non-cash impairment expense of $24.5 million resulting from a write down of $19.2 million in the carrying value of goodwill and a write down of $5.3 million in the carrying value of intangible assets. The write down of the goodwill and intangible assets related to three reporting units. Regarding these reporting units, the Company believes events occurred and circumstances changed that more likely than not reduced the fair value of the intangible assets and goodwill below their carrying amounts. These events during 2011 consisted primarily of the

Aurora Diagnostics Holdings, LLC

Note 4.	Goodwill and Intangible Assets (Continued)

loss of certain customers present at the acquisition date and generally slower projected revenue growth and corresponding growth in operating profit, which adversely affected the current year and expected future revenues and operating profit of the reporting unit. The calculated fair values for all of the Company’s other reporting units were substantially in excess of their carrying values.

The following assumptions were made by management in determining the fair value of the reporting units and related intangibles as of September 30, 2011: (a) the discount rates ranged between 11.4% and 18.4%, based on relative size and perceived risk of the reporting unit; (b) an average compound annual growth rate (“CAGR”) of 5.8% during the five year forecast period; and (c) earnings before interest, taxes, depreciation, and amortization (“EBITDA”), with an average passing margin of 26.5% at the reporting unit level. These assumptions are based on both the actual historical performance of the reporting units and management’s estimates of future performance of the reporting units.

2010 Impairment Testing

As of September 30, 2010, the Company tested goodwill and intangible assets for potential impairment and recorded a non-cash impairment expense of $4.9 million resulting from a write down of $2.0 million in the carrying value of goodwill and a write down of $2.9 million in the carrying value of intangible assets. The write down of the goodwill and intangible assets related to one reporting unit. Regarding this reporting unit, the Company believes events occurred and circumstances changed that more likely than not reduced the fair value of the intangible assets and goodwill below their carrying amounts. These events during 2010 consisted primarily of the loss of certain customers present at the acquisition date, which adversely affected the current year and expected future revenues and operating profit of the reporting unit.

The following assumptions were made by management in determining the fair value of the reporting units and related intangibles as of September 30, 2010: (a) the discount rates ranged between 13.0% and 21.0%, based on relative size and perceived risk of the reporting unit; (b) an average CAGR of 7.1% during the five year forecast period; and (c) EBITDA, with an average reporting unit level margin of 35.9%. These assumptions were based on both the actual historical performance of the reporting units and management’s estimates of future performance of the reporting units.

In connection with the Company’s testing of goodwill and intangible assets as of September 30, 2010, three of the fifteen other reporting units were calculated to have fair values that were not substantially in excess of their carrying values. As of September 30, 2010, these three reporting units had goodwill in the amounts of $9.1 million, $12.5 million and $22.8 million allocated to them and their fair values exceeded their carrying values by 7%, 9% and 6%, respectively. As noted above, assumptions were made regarding the revenue, operating expense, and anticipated economic and market conditions related to each of the reporting units as part of the impairment analysis. Assumptions made regarding future operations involve significant uncertainty, particularly with regard to anticipated economic and market conditions that are beyond the control of the Company’s management. Two of the three reporting units which did not pass Step 1 of our goodwill impairment analysis with a substantial margin were acquired between November 2009 and March 2010. With less than a year of operating experience for these reporting units, assumptions may involve a higher level of uncertainty than for those reporting units with longer operating history. Potential events or circumstance that could negatively impact future performance include, but are not limited to, losses of certain customers or hospital contracts, changes in regulations or reimbursement rates and increased internalization of diagnostic testing by clients.

Aurora Diagnostics Holdings, LLC

Note 5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2011 and December 31, 2010 consist of the following (in thousands):

	September 30, 2011	December 31, 2010

Accounts payable	$3,162	$3,514
Due to predecessor pension plan	1,194	1,241
Accrued management fees	1,135	562
Other accrued expenses	6,893	3,070

	$12,384	$8,387

Note 6.	Long-Term Debt

On March 21, 2007, in conjunction with an acquisition transaction, the Company entered into a subordinated, unsecured contingent note with a prior owner of one of the Company’s acquired practices. The payment amount was determined by the practice’s cumulative earnings before interest, taxes, depreciation and amortization (EBITDA) over a three-year period, with a minimum payment not to be less than $1.0 million and a maximum payment not to exceed $2.0 million. Payment amounts included a 5.5% interest rate factor, thus the Company recorded the contingent note in the original purchase price at its minimum payment amount, discounted by the interest rate factor of 5.5%. The original discount of $0.1 million was amortized into interest expense over the term of the contingent note using the interest method.

On April 30, 2007, in conjunction with an acquisition transaction, the Company entered into a subordinated, unsecured contingent note with prior owners of one of the Company’s acquired practices. The payment amount is determined by the practice’s cumulative EBITDA over a five-year period, with a minimum payment not to be less than $15.0 million and a maximum payment not to exceed $30.0 million. Payment amounts include a 5.5% interest rate factor, thus the Company recorded the contingent note in the original purchase price at its minimum payment amount, discounted by the interest rate factor of 5.5%. The original discount of $2.2 million is being amortized into interest expense over the term of the contingent note using the interest method.

In December 2007, the Company entered into a term loan facility with a syndicate of lenders (the “Lenders”) providing for a loan commitment up to $255.0 million. The agreement called for the Lenders to provide financing to repay the outstanding balance of the former term loan facility, fund working capital and make acquisitions of certain businesses. The Lenders’ commitment included a revolver loan, not in excess of $5.0 million, and a term loan, with a first and second lien, not in excess of $165.0 million and $85.0 million, respectively. The term loan facility was collateralized by substantially all of the Company’s assets and guaranteed by all of the Company’s subsidiaries. For the revolver and first lien term loan, interest was at the prime rate plus 3.25% or LIBOR plus 4.25%. For the second lien term loan, interest was at the prime rate plus 6.75% or LIBOR plus 7.75%. The proceeds from this term loan facility were used to refinance the Company’s former term loan facility and acquire two businesses in December 2007 and one business in March 2008. The term loan facility was issued with an original issue discount of $1.7 million. The original issue discount was being amortized into loan interest expense using the effective interest method. This term loan facility was terminated and repaid on May 26, 2010.

Aurora Diagnostics Holdings, LLC

Note 6.	Long-Term Debt (Continued)

On May 26, 2010, the Company entered into a $335.0 million credit facility with Barclays Bank PLC and certain other lenders. This new credit facility, which is collateralized by substantially all of the Company’s assets and guaranteed by all of the Company’s subsidiaries, included a $225.0 million senior secured first lien term loan facility that matures May 2016. The new credit facility also included a $110.0 million senior secured first lien revolving credit facility that matures May 2015, of which $50.0 million became available upon the closing of the new credit facility and $60.0 million became available on December 20, 2010, when the Company amended the credit facility and issued $200.0 million unsecured Senior Notes, as described below. The Company’s new term loan facility bears interest, at the Company’s option, at a rate initially equal to the prime rate plus 3.25 percent per annum or LIBOR (subject to a floor of 2.00 percent) plus 4.25 percent per annum. The Company’s new credit facility was used to refinance the existing credit facilities, to redeem its Class Z capital plus accrued dividends, and for acquisitions, working capital and general corporate purposes. In connection with the May 2010 refinancing, the Company recorded a non-cash write-off of the remaining unamortized original issue discount, prepaid administration fees, and debt issue costs of approximately $4.5 million and incurred a $2.3 million prepayment penalty. In connection with the issuance of the $200.0 million unsecured Senior Notes, the Company’s May 2010 credit facility was amended and restated December 20, 2010.

The new credit facility, as amended December 20, 2010, requires the Company to comply on a quarterly basis with certain financial covenants, including a senior secured leverage ratio calculation and an interest coverage ratio which become more restrictive over time. Also, on an annual basis the Company must not exceed a specified maximum amount of consolidated capital expenditures. In addition, the new term loan facility includes negative covenants restricting or limiting the Company’s ability to, without prior approval of the lenders, among other things, incur, assume or permit to exist additional indebtedness or guarantees; incur liens and engage in sale leaseback transactions; make loans and investments; declare dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and other business combinations; prepay, redeem or purchase certain indebtedness; amend or otherwise alter terms of its indebtedness; sell assets; enter into transactions with affiliates and alter the business it conducts. As of September 30, 2011, the Company is in compliance with all loan covenants.

On December 20, 2010, the Company issued $200.0 million in unsecured Senior Notes that mature on January 15, 2018. The Senior Notes bear interest at an annual rate of 10.75%, which is payable each January 15 and July 15, with the first payment due on July 15, 2011. In accordance with the Senior Notes indenture, the Company is subject to certain limitations on issuing additional debt and is required to submit quarterly and annual financial reports. The Senior Notes are redeemable at the Company’s option beginning on January 15, 2015 at 105.375% of par, plus accrued interest. The redemption price decreases to 102.688% of par on January 15, 2016 and to 100% of par on January 15, 2017. Under certain circumstances, prior to January 15, 2015, the Company may at its option redeem all, but not less than all, of the notes at a redemption price equal to 100% of the principal amount of the notes, plus accrued interest and a premium as defined in the Senior Notes indenture. The Senior Notes rank equally in right of repayment with all of the Company’s other senior indebtedness, but are subordinated to the Company’s secured indebtedness to the extent of the value of the assets securing that indebtedness. The Company used a portion of the proceeds from the issuance of the Senior Notes to repay $110.0 million of the $224.4 million principal then owed under the term loan portion of its $335.0 million credit facility. In connection with the partial repayment, the Company recorded a non-cash charge of approximately $4.7 million for the write-off of the pro rata portion of unamortized original issue discount, prepaid administration fees, and deferred debt issue costs.

Aurora Diagnostics Holdings, LLC

Note 6.	Long-Term Debt (Continued)

Long-term debt consists of the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Senior Notes	$200,000	$200,000
Term loan	114,438	114,438
Revolver	7,000	—
Subordinated unsecured contingent note dated April 30, 2007	2,840	5,528
Capital lease obligations	259	393

	324,537	320,359
Less:
Original issue discount, net	(1,331)	(1,545)
Current portion	(2,908)	(2,770)

Long-term debt, net of current portion	$320,298	$316,044

As of September 30, 2011, estimated future debt principal payments are as follows (in thousands):

Year Ending December 31,
Remainder of 2011	$25
2012	2,910
2013	79
2014	67
2015	18
2016	121,438
Thereafter	200,000

$324,537

Note 7.	Related Party Transactions

Acquisition Target Consulting Agreement

On June 2, 2006, and as subsequently amended and restated on July 6, 2011, the Company and an entity owned by two members of the Company entered into a professional services agreement to provide certain acquisition target identification consulting services to the Company. In exchange for these services, the Company pays to the entity a monthly retainer of $23,000, plus reimbursable expenses. The entity also earns a success fee of $45,000 for each identified acquisition consummated by the Company. The Company paid the entity a total of $111,000 and $88,000, during the three months ended September 30, 2011 and 2010, respectively, and $0.3 million and $0.3 million, respectively, during the nine months ended September 30, 2011 and 2010. As of September 30, 2011 and December 31, 2010, no balances were owed under this arrangement.

Aurora Diagnostics Holdings, LLC

Note 7.	Related Party Transactions (Continued)

Management and Financial Advisory Agreement

On June 2, 2006, the Company, through its wholly-owned subsidiary, and two members of the Company entered into a management services agreement (the “Agreement”). On June 12, 2009 the Agreement was amended to substitute a new member for one of the original members. The Agreement calls for the members and their affiliates to provide certain financial and management advisory services in connection with the general business planning and forecasting and acquisition and divestiture strategies of the Company. In exchange for the services, the Company pays fees equal to 1.0% of revenues, plus expenses to the members (“Management Fees”).

As of September 30, 2011 and December 31, 2010, $1.1 million and $0.9 million, respectively, of these Management Fees are reflected in accounts payable and accrued expenses in the accompanying consolidated balance sheets. The consolidated condensed statement of operations includes Management Fees of $0.7 million and $0.6 million for the respective three months ended September 30, 2011 and 2010 and $2.1 million and $1.6 million for the nine months ended September 30, 2011 and 2010, respectively. During the three months ended September 30, 2011 and 2010, the Company paid management fees of $0.7 million and $1.0 million, respectively. During the nine months ended September 30, 2011 and 2010, the Company paid management fees of $1.5 million and $1.4 million, respectively.

Facilities Lease Agreements

The Company leases seven of its facilities from entities owned by physician employees or affiliated physicians who are also former owners of the acquired practices. The leases provide for monthly aggregate base payments of $0.09 million and expire in December 2011, March and December 2012, December 2013, December 2014, April 2017 and October 2020. Rent paid to the related entities was $0.3 million and $0.3 million for the three months ended September 30, 2011 and 2010, respectively, and $0.8 million and $0.8 million for the nine months ended September 30, 2011 and 2010, respectively.

Unsecured Promissory Note

On October 21, 2008, the Company entered into an unsecured promissory note with an officer and member of the Company. The note was a two-year note and accrued interest at 3.2%. The remaining balance of the note receivable was forgiven on April 28, 2010.

Note 8.	Members’ Equity

On March 12, 2010, the Company issued Class Z capital to existing members for total consideration of $8.5 million. In the event the Company completed a qualifying capital raise or debt refinancing within six months, the Class Z interests would receive a preferred return equal to the members’ initial contribution plus dividends. Dividends were to accrue at an annual rate of 12% for the first three months and 16% for the next three months and were payable upon a qualifying capital raise or debt refinancing. In the event the Company did not complete a qualifying capital raise or debt refinancing within six months, the Class Z membership interests would convert to Class A-1 membership interests at the same valuation as the original Class A-1 membership interests. On May 26, 2010 the Company completed a qualifying debt refinancing. On that date, the members were paid the preferred return equal to their original contribution of $8.5 million plus dividends of $0.2 million.

On July 6, 2011, Aurora Holdings amended and restated its operating agreement in order to reclassify its existing limited liability company units as a single class of units. The reclassification did not result in a material change in the unit holders’ ownership of the Company on a fully-diluted basis.

Aurora Diagnostics Holdings, LLC

Note 9.	Equity-Based Compensation

On July 6, 2011, the Company adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan for the grant of options to purchase units of Aurora Holdings to eligible participants. During the quarter ended September 30, 2010, the Company granted options for 1,931,129 units to employees and reserved the equivalent number of units for issuance upon the future exercise of awards pursuant to the plan. The weighted average fair value of these options was $3.54.

The options vest at various dates from July 6, 2011, when 201,535 immediately vested upon grant, through September 1, 2016. The Company valued the options using the Black-Scholes method with weighted average assumptions of 32% for volatility, 6.2 years for expected life and 1.8% for the risk free interest rate. Equity compensation costs, of which $1.0 million were included in selling, general and administrative expenses for the three and nine months ended September 30, 2011, are being amortized over the vesting periods through September 1, 2016. As of September 30, 2011, the total remaining unamortized equity compensation cost was approximately $5.8 million.

Note 10.	Commitments and Contingencies

During the ordinary course of business, the Company has become and may in the future become subject to pending and threatened legal actions and proceedings. The Company may have liability with respect to its employees and its pathologists. Medical malpractice claims are generally covered by insurance. While the Company believes the outcome of any such pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity, if the Company is ultimately found liable under any medical malpractice claims, there can be no assurance the Company’s medical malpractice insurance coverage will be adequate to cover any such liability. The Company may also, from time to time, be involved with legal actions related to the acquisition of and affiliation with physician practices, the prior conduct of such practices, or the employment (and restriction on competition) of its physicians. There can be no assurance any costs or liabilities for which the Company becomes responsible in connection with such claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. During 2009, the Company received two claims for refunds in the amount of $1.2 million related to payments received for services provided by the Company. In June 2010, the Company settled both claims for a total of $0.3 million. These settlements were accrued as a reduction of net revenue in the condensed consolidated financial statements for the three month period ended June 30, 2010. During 2011, the Company received claims of overpayments from one payor for a total of $1.6 million. The Company intends to vigorously defend against this asserted claim; however, at this time, the ultimate outcome cannot be determined and the Company cannot reasonably estimate a potential loss in the event of an adverse opinion.

Healthcare regulatory environment

The healthcare industry, in general, and the services the Company provides are subject to extensive federal and state laws and regulations. Additionally, a portion of the Company’s revenue is from payments by government-sponsored health programs, including Medicare, and is subject to audit and adjustments by applicable regulatory agencies. Failure to comply with any of these laws or regulations, the results of increased regulatory audits and adjustments, or change in the interpretation of the coding of services or the amounts payable for the Company’s services under these programs could have a material adverse effect on the Company’s financial position and results of operations.

Aurora Diagnostics Holdings, LLC

Note 10.	Commitments and Contingencies (Continued)

Contingent Notes

As discussed in Note 2, in connection with certain of its acquisitions, the Company has agreed to pay additional consideration in future periods, based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. As of September 30, 2011, the total maximum future payments for contingent consideration issued in acquisitions was $64.0 million for acquisitions completed prior to January 1, 2009 and $102.1 million for acquisitions completed since January 1, 2009. Lesser amounts will be paid for earnings below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. Any future payments of contingent consideration will be accounted for as additional purchase price and increase goodwill for acquisitions completed prior to January 1, 2009 or, for acquisitions completed since January 1, 2009, will be reflected in the change in the fair value of the contingent consideration. As of September 30, 2011, the fair value of contingent consideration related to acquisitions completed since January 1, 2009 was $46.7 million.

Purchase Obligation

In March 2011, the Company entered into a five year non-cancelable commitment to purchase reagents and other laboratory supplies. In connection with the commitment, the vendor provided the Company with lab testing equipment, to which the Company will receive title upon fulfillment of its purchase obligations under the commitment. The company recorded the equipment and a corresponding obligation under purchase commitment for the fair market value of $1.4 million. This obligation under purchase commitment is included in other liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2011.

Through September 30, 2011, the Company made purchases of approximately $0.6 million under the purchase obligation. At September 30, 2011, the approximate total future purchase commitment is approximately $3.3 million, of which $0.2 million is expected to be incurred in the last quarter of 2011, $0.8 million is expected to be incurred in each year from 2012 through 2015 and the balance of which is expected to be incurred in 2016.

Note 11.	Fair Value of Financial Instruments

Recurring Fair Value Measurements

The Company’s interest rate cap agreement was included in deposits and other noncurrent assets at its fair value of approximately $27,000 and $0.2 million as of September 30, 2011 and December 31, 2010, respectively. The interest rate cap, which was entered into in September 2010, was the Company’s only derivative financial instrument. The fair value of the interest rate cap was estimated by obtaining quotations from the financial institution that is a counter party to the instrument. The LIBOR rate is observable at commonly quoted intervals over the term of these derivatives and they are therefore considered Level 2 items. The fair value is an estimate of the net amount that the Company would have to pay or would receive on that date if the agreements were canceled or transferred to other parties. During the three months and nine months ended September 30, 2011, the Company recorded a reduction of interest expense of $10,000 and an increase to interest expense of $0.1 million, respectively, for the change in fair value of the interest rate cap agreement.

As of September 30, 2011 and December 31, 2010, the fair value of contingent consideration related to acquisitions since January 1, 2009 was $46.7 million and $26.6 million, respectively. The fair value of contingent consideration is derived using valuation techniques that incorporate unobservable inputs and are considered Level 3 items. We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. Estimates for fair value of contingent consideration primarily involve two inputs, which are i) the projections of the financial performance of the acquired practices that are used to calculate the amount of the payments and ii) the discount rates used to calculate the present value of future payments. Changes in either of these inputs will impact the estimated fair value of contingent consideration. At September 30, 2011 the discount rates ranged from 14.8 percent to 18.7 percent.

Aurora Diagnostics Holdings, LLC

Note 11.	Fair Value of Financial Instruments (Continued)

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of September 30, 2011 (in thousands):

	Fair Value	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Deposits and other non-current assets Interest rate cap	$27	$—	$27	$—

Liabilities:
Current portion of fair value of contingent consideration	$17,270	$—	$—	$17,270

Fair value of contingent consideration, net of current portion	$29,450	$—	$—	$29,450

The following is a roll-forward of the Company’s Level 3 fair value instruments for the nine months ended September 30, 2011 (in thousands):

	Beginning Balance January 1, 2011	Total (Gains) / Losses Realized and Unrealized	Issuances	Settlements	Ending Balance September 30, 2011
Contingent consideration	$26,550	$7,535	$20,510	$(7,875)	$46,720

Non-Recurring Fair Value Measurements

Certain assets that are measured at fair value on a non-recurring basis, including property and equipment and intangible assets, are adjusted to fair value only when the carrying values are greater than their fair values. As described in Note 4, Goodwill and Intangible Assets, the Company completed its annual impairment evaluations as of September 30, 2011 and 2010 and recorded write-offs of goodwill and intangibles to reflect the current estimated fair value of the impaired reporting units. The fair value was derived with fair value models utilizing unobservable inputs that therefore are considered Level 3 items.

As of September 30, 2011 and December 31, 2010 the carrying amounts of cash, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value based on the short maturity of these instruments. As of September 30, 2011 and December 31, 2010 the fair value of the Company’s long-term debt was $318.3 million and $320.1 million, respectively. The Company uses quoted market prices and yields for the same or similar types of borrowings in active markets when available to determine the fair value of the Company’s debt. These fair values are considered Level 2 items.

Note 12.	Write-off of Public Offering Costs

During the quarter ended September 30, 2011, the Company decided to delay the completion of its initial public offering. As a result, a non-cash charge of $4.4 million was recorded to write-off the previously deferred offering costs.

Aurora Diagnostics Holdings, LLC

Note 13.	Income Taxes

The Company is a Delaware limited liability company. For federal income tax purposes, the Company is treated as a partnership. Accordingly, the Company is generally not subject to income taxes and the income attributable to the limited liability company is distributed to the members in accordance with the terms of the operating agreement. However, certain of the Company’s subsidiaries are structured as corporations, file separate returns, and therefore are subject to federal and state income taxes. The provision for income taxes for these subsidiaries is reflected in the Company’s condensed consolidated financial statements and includes federal and state taxes currently payable and changes in deferred tax assets and liabilities excluding the establishment of deferred tax assets and liabilities related to acquisitions.

The provision (benefit) for federal and state taxes was ($3.0 million) and $0.7 million for the three months ended September 30, 2011 and 2010, respectively, and ($1.7 million) and $2.0 million for the nine months ended September 30, 2011 and 2010, respectively. The provision (benefit) for federal and state taxes without the impairment of charges would have been $0.3 million and $1.6 million for the three and nine months ended September 30, 2011, respectively.

Approximately $20,000 and $51,000 of the provision for the three and nine months ended September 30, 2011, respectively, relates to states that have a business income tax, gross receipts tax or modified gross receipts tax for partnerships.

Note 14.	Guarantor Subsidiaries

The following information is presented as required by regulations of the Securities and Exchange Commission in connection with the Company’s 10.75% Senior Notes due 2018. This information is not routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the Company’s consolidated financial statements are fully interdependent and integrated. Accordingly, consolidating the operating results of those separate legal entities is not representative of what the actual operating results of those entities would be on a stand-alone basis. Operating expenses of those separate legal entities include intercompany charges for management fees and other services. Certain expense items that are applicable to the Company’s subsidiaries are typically recorded in the books and records of Aurora Diagnostics Holdings, LLC. For purposes of this footnote disclosure, such balances and amounts have been “pushed down” to the respective subsidiaries either on a specific identification basis, or when such items cannot be specifically attributed to an individual subsidiary, have been allocated on an incremental or proportional cost basis to Aurora Diagnostics Holdings, LLC and the Company’s subsidiaries.

The following tables present consolidating financial information as of September 30, 2011 and December 31, 2010 and for the three months and nine months ended September 30, 2011 and 2010 for (i) Aurora Diagnostics Holdings, LLC, (ii) on a combined basis, the subsidiaries of the Company that are guarantors of the Company’s Senior Notes (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of the Company that are not guarantors of the Company’s Senior Notes (the “Non-Guarantor Subsidiaries”). For presentation in the following tables, Subsidiary Guarantors includes revenue and expenses and assets and liabilities for those subsidiaries directly or indirectly 100% owned by the Company, including those entities that have contractual arrangements with affiliated physician groups.

Aurora Diagnostics Holdings, LLC

Condensed Consolidating Balance Sheets:

September 30, 2011	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current Assets
Cash and cash equivalents	$3,631	$104	$1,710	$—	$5,445
Accounts receivable, net	—	17,590	16,516	—	34,106
Prepaid expenses and other assets	884	994	1,053	—	2,931
Deferred tax assets	—	530	2,533	—	3,063

Total current assets	4,515	19,218	21,812	—	45,545

Property and equipment, net	2,083	10,017	—		12,100

Other Assets:
Intercompany receivable	425,383	—	—	(425,383)	—
Deferred debt issue costs, net	10,402	—	—	—	10,402
Deferred tax assets - noncurrent	—	—	3,111	—	3,111
Deposits and other noncurrent assets	97	166	23	—	286
Goodwill	—	227,783	147,708	—	375,491
Intangible assets, net	—	81,092	74,844	—	155,936

	435,882	309,041	225,686	(425,383)	545,226

	$442,480	$338,276	$247,498	$(425,383)	$602,871

Liabilities and Members’ Equity
Current Liabilities
Current portion of long-term debt	$2,846	$62	$—	$—	$2,908
Current portion of fair value of contingent consideration	—	9,580	7,690	—	17,270

Accounts payable and accrued expenses	6,379	2,066	3,939	—	12,384
Accrued compensation	4,437	3,032	2,936	—	10,405
Accrued interest	4,784	—	—	—	4,784
Income taxes payable	(79)	143	481	—	545

Total current liabilities	18,367	14,883	15,046	—	48,296

Intercompany payable (receivable)	—	227,723	197,660	(425,383)	—

Long-term debt, net of current portion	320,136	162	—	—	320,298
Deferred tax liabilities, net	—	2,407	19,392	—	21,799
Fair value of contingent consideration, net of current portion	—	14,050	15,400	—	29,450
Other liabilities	1,284	—	—	—	1,284

Members’ Equity	102,693	79,051	—	—	181,744

	$442,480	$338,276	$247,498	$(425,383)	$602,871

Aurora Diagnostics Holdings, LLC

December 31, 2010	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current Assets
Cash and cash equivalents	$38,513	$228	$1,200		$39,941
Accounts receivable, net	—	14,397	11,051		25,448
Prepaid expenses and other assets	582	893	474		1,949
Prepaid income taxes	96	558	743		1,397
Deferred tax assets	—	231	1,832		2,063

Total current assets	39,191	16,307	15,300	—	70,798

Property and equipment, net	1,790	7,116	—		8,906

Other Assets:
Intercompany receivable	358,203	—	—	(358,203)	—
Deferred debt issue costs, net	11,065	—	—		11,065

Deposits and other noncurrent assets	41,013	56	18		41,087
Goodwill	—	218,380	110,819		329,199
Intangible assets, net	—	86,630	40,326		126,956

	410,281	305,066	151,163	(358,203)	508,307

	$451,262	$328,489	$166,463	$(358,203)	$588,011

Liabilities and Members’ Equity
Current Liabilities
Current portion of long-term debt	$2,694	$76	$—		$2,770
Current portion of fair value of contingent consideration	—	6,753	1,332		8,085
Accounts payable and accrued expenses	2,964	2,722	2,701		8,387
Accrued compensation	2,667	3,408	2,138		8,213
Accrued interest	863	—	—		863

Total current liabilities	9,188	12,959	6,171	—	28,318

Intercompany payable	—	214,123	144,080	(358,203)	—
Long-term debt, net of current portion	315,766	278	—		316,044
Deferred tax liabilities, net	—	2,747	11,094		13,841

Fair value of contingent consideration, net of current portion	—	13,347	5,118		18,465
Members’ Equity	126,308	85,035	—		211,343

	$451,262	$328,489	$166,463	$(358,203)	$588,011

Aurora Diagnostics Holdings, LLC

Condensed Consolidating Statements of Operations:

For the Three Months Ended September 30, 2011	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Net revenue	$—	$41,384	$31,399	$72,783

Operating costs and expenses:
Cost of services	—	15,014	18,470	33,484
Selling, general and administrative expenses	5,745	7,251	4,952	17,948
Provision for doubtful accounts	—	2,533	2,124	4,657

Intangible asset amortization expense	—	3,465	2,650	6,115
Management fees	(4,451)	16,144	(10,944)	749
Impairment of goodwill and other intangible assets	—	12,613	11,858	24,471
Write-off of public offering costs	4,445	—	—	4,445
Acquisition and business development costs	193	—	—	193
Change in fair value of contingent consideration	—	2,887	1,490	4,377

Total operating costs and expenses	5,932	59,907	30,600	96,439

Income (loss) from operations	(5,932)	(18,523)	799	(23,656)

Other expense:
Interest expense	(4,220)	(287)	(3,857)	(8,364)
Other expense	—	1	1	2

Total other expense	(4,220)	(286)	(3,856)	(8,362)

Loss before income taxes	(10,152)	(18,809)	(3,057)	(32,018)

Provision (benefit) for income taxes	—	35	(3,057)	(3,022)

Net loss	$(10,152)	$(18,844)	$—	$(28,996)

Aurora Diagnostics Holdings, LLC

For the Three Months Ended September 30, 2010	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Net revenue	$—	$35,530	$20,032	$55,562

Operating costs and expenses:
Cost of services	—	12,538	12,107	24,645
Selling, general and administrative expenses	2,766	6,180	3,620	12,566

Provision for doubtful accounts	—	1,736	1,397	3,133
Intangible asset amortization expense	—	2,908	1,854	4,762
Management fees	(2,384)	8,698	(5,753)	561
Impairment of goodwill and other intangible assets	—	—	4,871	4,871
Acquisition and business development costs	331	—	—	331
Change in fair value of contingent consideration	—	808	312	1,120

Total operating costs and expenses	713	32,868	18,408	51,989

Income (loss) from operations	(713)	2,662	1,624	3,573

Other income (expense):
Interest expense	(3,151)	(103)	(1,195)	(4,449)
Other income	9	2	1	12

Total other expense, net	(3,142)	(101)	(1,194)	(4,437)

Income (loss) before income taxes	(3,855)	2,561	430	(864)

Provision for income taxes	29	262	430	721

Net income (loss)	$(3,884)	$2,299	$—	$(1,585)

Aurora Diagnostics Holdings, LLC

For the Nine Months Ended September 30, 2011	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Net revenue	$—	$117,939	$85,314	$203,253

Operating costs and expenses:
Cost of services	—	41,461	50,869	92,330
Selling, general and administrative expenses	13,514	21,316	13,713	48,543

Provision for doubtful accounts	—	7,412	6,107	13,519
Intangible asset amortization expense	—	9,918	7,323	17,241
Management fees	(11,222)	24,709	(11,394)	2,093
Impairment of goodwill and other intangible assets	—	12,613	11,858	24,471

Write-off of public offering costs	4,445	—	—	4,445
Acquisition and business development costs	708	—	—	708
Change in fair value of contingent consideration	—	5,102	2,433	7,535

Total operating costs and expenses	7,445	122,531	80,909	210,885

Income (loss) from operations	(7,445)	(4,592)	4,405	(7,632)

Other expense:
Interest expense	(17,224)	(492)	(6,916)	(24,632)
Other expense	(3)	(41)	—	(44)

Total other expense	(17,227)	(533)	(6,916)	(24,676)

Loss before income taxes	(24,672)	(5,125)	(2,511)	(32,308)

Provision (benefit) for income taxes	42	799	(2,511)	(1,670)

Net loss	$(24,714)	$(5,924)	$—	$(30,638)

Aurora Diagnostics Holdings, LLC

For the Nine Months Ended September 30, 2010	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Net revenue	$—	$97,334	$59,333	$156,667

Operating costs and expenses:
Cost of services	—	33,990	36,559	70,549
Selling, general and administrative expenses	8,168	17,111	10,725	36,004

Provision for doubtful accounts	—	5,099	4,062	9,161
Intangible asset amortization expense	—	8,392	5,644	14,036
Management fees	(7,117)	16,848	(8,108)	1,623
Impairment of goodwill and other intangible assets	—	—	4,871	4,871
Acquisition and business development costs	764	—	—	764
Change in fair value of contingent consideration	—	1,295	809	2,104

Total operating costs and expenses	1,815	82,735	54,562	139,112

Income (loss) from operations	(1,815)	14,599	4,771	17,555

Other income (expense):
Interest expense	(8,144)	(308)	(3,584)	(12,036)
Write-off of deferred debt issue costs	(4,527)	—	—	(4,527)
Loss on extinguishment of debt	(2,296)	—	—	(2,296)
Other income	9	3	5	17

Total other expense, net	(14,958)	(305)	(3,579)	(18,842)

Income (loss) before income taxes	(16,773)	14,294	1,192	(1,287)

Provision for income taxes	116	644	1,192	1,952

Net income (loss)	$(16,889)	$13,650	$—	$(3,239)

Aurora Diagnostics Holdings, LLC

Condensed Consolidating Statements of Cash Flows:

For the Nine Months Ended September 30, 2011	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Cash Flows From Operating Activities:
Net loss	$(24,714)	$(5,924)	$—	$(30,638)
Adjustments to reconcile net loss to net cash provided by operating activities	7,824	29,430	15,594	52,848
Changes in assets and liabilities, net of effects of acquisitions	(20,462)	8,865	17,014	5,417

Net cash (used in) provided by operating activities	(37,352)	32,371	32,608	27,627
Net cash used in investing activities	(735)	(32,442)	(32,098)	(65,275)
Net cash used in financing activities	3,205	(53)	—	3,152

Net (decrease) increase in cash	(34,882)	(124)	510	(34,496)

Cash and cash equivalents, beginning of period	38,513	228	1,200	39,941

Cash and cash equivalents, end of period	$3,631	$104	$1,710	$5,445

For the Nine Months Ended September 30, 2010	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Cash Flows From Operating Activities:
Net (loss) income	$(16,889)	$13,650	$—	$(3,239)
Adjustments to reconcile net (loss) income to net cash provided by operating activities	8,687	11,180	9,966	29,833
Changes in assets and liabilities, net of effects of acquisitions	(14,572)	11,116	(1,983)	(5,439)

Net cash (used in) provided by operating activities	(22,774)	35,946	7,983	21,155
Net cash provided by (used in) investing activities	(370)	(33,045)	(6,927)	(40,342)
Net cash provided by (used in) financing activities	1,138	(2,893)	—	(1,755)

Net (decrease) increase in cash	(22,006)	8	1,056	(20,942)

Cash and cash equivalents, beginning of period	27,150	—	274	27,424

Cash and cash equivalents, end of period	$5,144	$8	$1,330	$6,482

Aurora Diagnostics Holdings, LLC

Note 15.	Subsequent event

On November 1, 2011, the Company filed a Registration Statement on Form S-4 in connection with its offer to exchange $200,000,000 aggregate principal amount of its 10.75% Senior Notes issued on December 20, 2010 for an equal principal amount of its 10.75% senior notes that are registered under the Securities Act of 1933. The new Senior Notes will be identical in all material respects except that the new Senior Notes will be registered under the Securities Act of 1933 and will generally not be subject to transfer restrictions or registration rights. The Company’s Registration Statement was declared effective by the SEC on November 4, 2011 and the exchange offer commenced on November 9, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q. Some of the statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, or that describe our plans, goals, intentions, objectives, strategies, expectations, beliefs and assumptions, are forward-looking statements. The words “believe,” “may,” “might,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project,” “plan,” “objective,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. We caution that the forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of known and unknown risks, uncertainties and assumptions that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Factors that could contribute to these differences include, among other things:

•	changes in medical treatment or reimbursement rates or utilization for our anatomic and clinical pathology markets;

•	competition for our diagnostic services, including the internalization of testing functions and technologies by our clients;

•	changes in payor regulations, policies or payor mix;

•	the anticipated benefits from acquisitions not being fully realized or not being realized within the expected time frames;

•	disruptions or failures of our IT solutions or infrastructure;

•	loss of key executives, pathologists and technical personnel;

•	the failure to maintain relationships with clients, including referring physicians and hospitals, and with payors;

•	covenants in our debt agreements;

•	our substantial level of indebtedness;

•	the protection of our intellectual property;

•	general economic, business or regulatory conditions affecting the health care and diagnostic testing services industries;

•	federal or state health care reform initiatives;

•

violation of, failure to comply with, or changes in federal and state laws and regulations related to, submission of claims for our services, fraud and abuse, patient privacy, and billing arrangements for our services;

•	attainment of licenses required to test patient specimens from certain states or the loss or suspension of licenses; and

•	the other risks and uncertainties discussed in the “Risk Factors” section of our Registration Statement on Form S-4, filed with the Securities and Exchange Commission on November 1, 2011.

Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time-to-time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or changes in our expectations, unless otherwise required by law.

General

We are a specialized diagnostics company providing services that play a key role in the diagnosis of cancer and other diseases. Our experienced pathologists deliver comprehensive diagnostic reports of a patient’s condition and consult frequently with referring physicians to help determine the appropriate treatment. Our diagnostic reports often enable the early detection of disease, allowing referring physicians to make informed and timely treatment decisions that improve their patients’ health in a cost-effective manner. Through our pathologist-operated laboratory practices, we provide physician-based general anatomic and clinical pathology, dermatopathology, molecular diagnostic services and other esoteric testing services to physicians, hospitals, clinical laboratories and surgery centers. Our operations consist of one reportable segment.

Recent Developments

Health Care Reform

In 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Affordability Reconciliation Act of 2010, or HCEARA. Together, the PPACA and HCEARA comprise a broad health care reform initiative. While this legislation did not adversely affect reimbursement for our anatomic pathology services, this legislation provides for two separate reductions in the reimbursement rates for our clinical laboratory services: a “productivity adjustment” (which was 1.2 percent for 2011), and an additional 1.75 percent reduction. Each of these would reduce the annual Consumer Price Index-based update that would otherwise determine our reimbursement for clinical laboratory services. For the year ended December 31, 2010, estimated Medicare revenue from clinical lab services was less than 5 percent of our total revenue. Uncertainty also exists around the extent of coverage and reimbursement for new services. This legislation also provides for increases in the number of persons covered by public and private insurance programs in the U.S.

On November 1, 2011, the Centers for Medicare & Medicaid Services (CMS) issued its 2012 Physician Fee Schedule Final Rule, which we refer to as the Final Rule. In the Final Rule, CMS instituted a reduction of approximately 27.4 percent in the conversion factor that is used to calculate physician reimbursement. This cut will become effective as of January 1, 2012 unless the U.S. Congress overrides it, as it has done in the past. For the three months ended September 30, 2011, we estimated Medicare revenue, based upon cash collections, to be approximately 24% of our total revenue. As a result, we believe that failure by Congress to override this reduction in the conversion factor could have a material adverse effect on our revenue and operating profit.

In addition, the Final Rule included a reduction of certain relative value units and geographic adjustment factors used to determine reimbursement for a number of our most commonly used pathology codes, including 88305, our most common code. We estimate, based on the current mix and volumes, that this reduction could further reduce our Medicare reimbursement by 3.5% to 4.5% in 2012.

Also, under Medicare regulations, we are sometimes required to bill other entities for the services that we provide. In 1999, Medicare announced a policy that applies to anatomic pathology specimens for hospital patients. This policy would require us to bill the technical component to the hospital and the professional component to Medicare for all anatomic pathology services that we provide to hospital patients. However, in 2000, the U.S. Congress prevented this policy from going into effect for all “covered hospitals,” which were those hospitals that had arrangements with independent laboratories in effect as of July 22, 1999, the date that CMS had first announced the policy. That “grandfather provision” was originally scheduled to be effective for two years, but it has been extended repeatedly by the U.S. Congress and remains in effect through December 31, 2011. The Final Rule includes regulations to reflect the expiration of the “grandfather provision” on December 31, 2011. Similar to the conversion factor, additional legislation would need to be passed to extend the provision for future periods. We currently estimate our revenue associated with the “grandfather provision” to be approximately $2.8 million. Therefore, we will need to negotiate with our hospitals to receive payment for these services, and we expect that the ultimate amount that we will collect from these hospitals, although not known, will be less than the current amounts.

In addition, in the Final Rule, CMS requested that the American Medical Association’s RVS Update Committee (RUC) reexamine the relative value units (RVUs) for certain common pathology codes, including CPT 88305, which is the most common code for which we bill. RVUs are used to calculate physician reimbursement, and a reduction in the RVUs for common pathology codes could result in a reduction in physician reimbursement and have a negative impact on our business and results of operations. We do not know at this time what action the RUC will recommend after reviewing these codes.

On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which is designed to reduce federal spending over the next 10 years by $2.5 trillion. Under this legislation, a select committee of Congress has been tasked with identifying and recommending $1.5 trillion in federal spending cuts by November 2011, which could negatively affect Medicare reimbursement. If the Committee does not agree, or if its recommendations are not adopted by Congress by the end of 2011, then automatic cuts in expenditures, including Medicare expenditures, would be triggered. For Medicare, these automatic cuts could be up to 2 percent of annual Medicare program outlays.

Operating Agreement and Equity Incentive Plan

On July 6, 2011, Aurora Holdings amended and restated its operating agreement in order to reclassify its existing limited liability company units as a single class of units. The reclassification was approved by the unanimous written consent of the members and did not result in a material change in the unit holders’ ownership of the Company on a fully-diluted basis. In connection with the adoption of the new operating agreement, the size of the Company’s board of managers was increased from seven to eight managers and James M. Emanuel was appointed to serve on the board.

On July 6, 2011, Aurora Holdings amended and restated its operating agreement in order to reclassify its existing limited liability company units as a single class of units. The reclassification did not result in a material change in the unit holders’ ownership of the Company.

On July 6, 2011, we also adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan for the grant, from time to time, to eligible participants of options to purchase units of Aurora Holdings. During the quarter ended September 30, 2011, we granted options for 1,931,129 units to employees and reserved the equivalent number of units for issuance upon the future exercise of awards pursuant to the plan.

Acquisitions

2010 Acquisitions

On January 1, 2010, we acquired 100 percent of the equity of two pathology practices for an aggregate cash purchase price of $17.0 million. The cash purchase price for these acquisitions was paid in December 2009 and the acquisitions were consummated on January 1, 2010. On March 12, 2010, we acquired 100 percent of the equity of a pathology practice for an aggregate cash purchase price of $22.5 million. On October 8, 2010, we acquired 100 percent of the equity of a pathology practice for an aggregate cash purchase price of approximately $14.0 million. Each transaction included contingent consideration payable over three to five years based on the acquired practices’ future performance. We have estimated the fair value of the contingent consideration and recorded a related liability as of the date of each acquisition. At the date of acquisition, the maximum amount of the contingent consideration, assuming the acquisitions meet the maximum stipulated earnings level, was $49.1 million payable over three to five years.

2011 Acquisitions

During the nine months ended September 30, 2011, we acquired four pathology practices. On January 1, 2011, we acquired 100 percent of the equity of two pathology practices for an aggregate cash purchase price of $36.9 million. These acquisitions were consummated on January 1, 2011 and, therefore, the cash paid in December 2010 totaling $36.9 million was included in deposits and other non-current assets as of December 31, 2010. On June 2, 2011, we acquired 100 percent of the equity of a third pathology practice for a cash purchase price of $14.7 million. On August 1, 2011, we acquired substantially all of the assets of a fourth pathology practice for an aggregate cash purchase price of $26.5 million. The estimated fair value of the assets acquired and liabilities assumed in connection with the 2011 acquisitions is preliminary and will be finalized in 2011. Each of the transactions included contingent consideration payable over three to five years based on the acquired practices’ future performance. We have estimated the fair value of the contingent consideration and recorded a related liability as of the date of acquisition. At the date of acquisition, the maximum amount of the contingent consideration, assuming the acquisitions meet the maximum stipulated earnings level, was $53.2 million payable over three to five years.

The following table summarizes the consideration paid for the acquisitions completed in 2010 and 2011.

Cash Paid
(in thousands)
2010 Acquisitions	$53,435
2011 Acquisitions	$78,056

As a result of the acquisitions completed in 2010 and 2011, many of the changes in our consolidated results of operations and financial position discussed below relate to acquisitions.

Results of Operations

The following table outlines, for the periods presented, our results of operations as a percentage of net revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of services	46.0%	44.4%	45.4%	45.0%
Selling, general and administrative expenses	24.7%	22.6%	23.9%	23.0%
Provision for doubtful accounts	6.4%	5.6%	6.7%	5.8%
Intangible asset amortization expense	8.4%	8.6%	8.5%	9.0%
Management fees	1.0%	1.0%	1.0%	1.0%
Impairment of goodwill and other intangible assets	33.6%	8.8%	12.0%	3.1%
Write-off of public offering costs	6.1%	0.0%	2.2%	0.0%
Acquisition and business development costs	0.3%	0.6%	0.3%	0.5%
Change in fair value of contingent consideration	6.0%	2.0%	3.7%	1.3%

Total operating costs and expenses	132.5%	93.6%	103.8%	88.8%

Income (loss) from operations	-32.5%	6.4%	-3.8%	11.2%

Other income (expense):
Interest expense	-11.5%	-8.0%	-12.1%	-7.7%
Write-off of deferred debt issue costs	0.0%	0.0%	0.0%	-2.9%
Loss on extinguishment of debt	0.0%	0.0%	0.0%	-1.5%
Other income / (expense)	0.0%	0.0%	0.0%	0.0%

Total other expense, net	-11.5%	-8.0%	-12.1%	-12.0%

Loss before income taxes	-44.0%	-1.6%	-15.9%	-0.8%
Provision for income taxes	-4.2%	1.3%	-0.8%	1.2%

Net loss	-39.8%	-2.9%	-15.1%	-2.1%

Our historical consolidated operating results do not reflect the results of operations of our acquisitions prior to the effective date of those acquisitions. As a result, our historical consolidated operating results may not be indicative of what our results of operations will be for future periods.

Comparison of the Three Months Ended September 30, 2011 and 2010

Net revenue

Net revenue increased approximately $17.2 million, or 31.0 percent, to $72.8 million for the quarter ended September 30, 2011, from $55.6 million for the quarter ended September 30, 2010. Organic revenue increased approximately $3.8 million, or 6.9 percent, from $55.6 million to $59.4 million, while the acquisitions completed after July 1, 2010 added approximately $13.4 million of net revenue.

Total accessions grew by approximately 86,000 to 600,000 for the quarter ended September 30, 2011, compared to 514,000 for the quarter ended September 30, 2010. Organic accessions grew by 16,000, or 3.1%, to 530,000 for the quarter ended September 30, 2011 compared to approximately 514,000 for the quarter ended September 30, 2010. The average revenue per accession for organic accessions for the quarter ended September 30, 2011 was approximately $112, up from $108 in the quarter ended September 30, 2010. The increase in organic average revenue per accession compared to same quarter in 2010 was due primarily to a change in service mix, with a higher percentage of anatomic pathology accessions and lower percentage of clinical pathology accessions.

We expect the average revenue per accession of our organic business to fluctuate primarily as the result of changes in service mix, including the conversion of more global fee arrangements to TC or PC arrangements and further growth in women’s health pathology services, which should result in an increase of the number of clinical tests. Women’s health services and clinical tests generally have lower revenue per accession and, therefore, may decrease slightly our average revenue per accession. In addition, our growth rates and average revenue per accession may be positively or negatively impacted by the reimbursement market and the service mix and average revenue per accession of acquisitions completed in the future.

For the quarters ended September 30, 2011 and 2010, our pathology diagnostic testing services accounted for substantially all of our revenue.

Cost of services

Cost of services increased approximately $8.9 million, or 35.9 percent, to $33.5 million for the quarter ended September 30, 2011 from $24.6 million for the quarter ended September 30, 2010. Of the total increase, $5.9 million related to the acquisitions completed after July 1, 2010 and the remaining $3.0 million related to our existing business. The increase in costs of services for our existing business included $1.4 million for higher wages and salaries and payroll related costs primarily related to increased headcount, $0.9 million for technical processing costs primarily related to growth in accessions, particularly in histology and cytology. In addition, the costs associated with our new clinical lab in North Carolina and our other molecular testing offerings were higher by $0.2 million, and distribution costs increased by $0.3 million related primarily to additional routes.

As a percentage of net revenue, cost of services was 46.0 percent and 44.4 percent for the quarters ended September 30, 2011 and 2010, respectively and our gross margins were 54.0 percent and 55.6 percent for the quarters ended September 30, 2011 and 2010, respectively. We currently anticipate that our gross margin will decline slightly due to a combination of increased costs related to pathologist retention and replacement and higher costs and lower gross margins in our women’s health pathology services, including clinical tests. Cost of services and our related gross profit percentages may be positively or negatively impacted by the market, service mix and unit price dynamics of acquisitions completed in the future.

Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $5.3 million, or 42.8 percent, to $17.9 million for the quarter ended September 30, 2011 from $12.6 million for the quarter ended September 30, 2010. Of the total increase, $1.6 million related to acquisitions, $0.8 million related to the labs we have operated for two full comparable quarters and $2.9 million related to corporate expenses. Higher costs at our existing business were primarily for billing costs related to accessions growth and systems conversions, payroll related costs and sales and marketing costs, including costs associated with client electronic medical records systems and interfaces. The increased corporate expenses included $1.0 million of non-cash equity compensation expense for options granted in the third quarter of 2011 and $0.6 million related to the retirement and replacement of our CEO. The remaining $1.3 million of the increase in corporate selling, general and administrative costs primarily related to the addition of personnel in accounting, managed care, field management and information technology (IT) to support growth.

As a percentage of net revenue, selling, general and administrative expenses were 24.7 percent and 22.6 percent for the quarters ended September 30, 2011 and 2010, respectively. Excluding the $1.0 million of equity based compensation and $0.6 million related to the retirement and replacement of our CEO, selling general and administrative expenses would have been 22.4% of net revenue for the quarter ended September 30, 2011.

Provision for doubtful accounts

Our provision for doubtful accounts increased approximately $1.6 million, or 48.6 percent, to $4.7 million for the quarter ended September 30, 2011, from $3.1 million for the quarter ended September 30, 2010. As a percentage of net revenue, the provision for doubtful accounts was 6.4 percent for the quarter ended September 30, 2011 compared to 5.6 percent for quarter ended September 30, 2010. The increase in the provision for doubtful accounts related to the acquisitions was $1.0 million and the remaining increase of $0.6 million related to the labs we have operated for full comparable quarters. Our provision for doubtful accounts as a percentage of revenue was negatively affected by a higher bad debt ratio related to acquisitions completed after July 1, 2010, which had a ratio of 7.4%, compared to the ratio of 6.2% for labs we have operated for two full comparable quarters. The provision for doubtful accounts for labs operated for the entire comparable quarters was 6.2 percent for the quarter ended September 30, 2010 compared to 5.6% for the quarter ended September 30, 2011.

We expect our consolidated provision for doubtful accounts to range between 6.5 percent and 7.5 percent in future. The Company’s consolidated provision for doubtful accounts could be positively or negatively impacted by the provision for doubtful accounts for laboratories that we acquire in the future.

Intangible asset amortization expense (Amortization)

Amortization expense increased to $6.1 million for the quarter ended September 30, 2011, from $4.8 million for the quarter ended September 30, 2010 as a result of increases in our amortizable intangible assets associated with the acquisitions completed since July 2010. We generally amortize our intangible assets over lives ranging from 4 to 18 years.

Management fees

Management fees increased approximately $0.1 million, or 33.5 percent, to $0.7 million for the quarter ended September 30, 2011, compared to $0.6 million for the quarter ended September 30, 2010. Management fees are based on 1.0 percent of net revenue plus expenses. The majority of the increase relates to the increase in our net revenue.

Impairment of goodwill and other intangible assets

As of September 30, 2011, we tested goodwill and intangible assets for potential impairment and recorded a non-cash impairment expense of $24.5 million in the quarter ended September 30, 2011 resulting from a write down of $19.2 million in the carrying value of goodwill and a write down of $5.3 million in the carrying value of intangible assets. The write down of the goodwill and intangible assets related to three reporting units. As of September 30, 2010, we tested goodwill and intangible assets for potential impairment and recorded a non-cash impairment expense of $4.9 million in the quarter ended September 30, 2010 resulting from a write down of $2.0 million in the carrying value of goodwill and a write down of $2.9 million in the carrying value of intangible assets. The write down of the goodwill and intangible assets related to one reporting unit. See Note 4 in Notes to the Financial Statements in this Quarterly Report.

As of September 30, 2011, we had goodwill and net intangible assets of $531.4 million. Many factors, including competition, general economic conditions, health care reform, third party payment patterns and industry consolidation, could have a negative impact on one or more of our reporting units used in evaluating for impairment. Therefore, we may experience additional impairment charges in future periods.

Write-off of public offering costs

During the quarter ended September 30, 2011, we decided to delay the completion of our initial public offering. As a result, we recognized a non-cash charge of $4.4 million to write off the previously deferred offering costs.

Acquisition and business development costs

Transaction costs associated with our completed acquisitions and business development costs related to our prospecting and unsuccessful acquisition activity amounted to $0.2 million for the quarter ended September 30, 2011, compared to $0.3 million for the quarter ended September 30, 2010.

Change in fair value of contingent consideration

For the quarters ended September 30, 2011 and 2010, we recorded non-cash charges of $4.4 million and $1.1 million, respectively, to recognize increases in the estimated fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009. These increases relate to changes from the original estimate of the fair value, including numerous variables such as the discount rate, remaining pay out period and the projected performance for each acquisition.

Interest expense

Interest expense increased approximately $4.0 million, or 88.0 percent, to $8.4 million for the quarter ended September 30, 2011, from $4.4 million for the quarter ended September 30, 2010. The increase in interest expense was primarily due to interest expense related to our 10.75% Senior Notes, partially offset by lower average balances and interest rates related to our term loans. For the quarter ended September 30, 2011 our average debt balance was $329.2 million at an effective rate of 10.3 percent, compared to an average debt balance of $237.3 million and an effective rate of 7.6 percent for the same period in 2010.

Provision for income taxes

We are a Delaware limited liability company for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Holdings in accordance with the terms of the Aurora Holdings LLC Agreement. We have made tax distributions to the members in amounts designed to provide such members with sufficient cash to pay taxes on their allocated income. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The provision (benefit) for federal and state income taxes for these subsidiaries, as reflected in our condensed consolidated financial statements amounted to a benefit of $3.0 million and $0.7 million for the quarters ended September 30, 2011 and 2010, respectively.

Comparison of the Nine Months Ended September 30, 2011 and 2010

Net revenue

Net revenue increased approximately $46.6 million, or 29.7 percent, to $203.3 million for the nine months ended September 30, 2011, from $156.7 million for the nine months ended September 30, 2010. Organic revenue increased approximately $11.3 million, or 7.8 percent, from $144.9 million to $156.2 million, while the acquisitions completed after January 1, 2010 added approximately $35.3 million of net revenue.

Total accessions grew by approximately 238,000 to 1,699,000 for the nine months ended September 30, 2011, compared to 1,461,000 for the nine months ended September 30, 2010. Organic accessions grew by 62,000, or 4.4%, to 1,466,000 for the nine months ended September 30, 2011 compared to approximately 1,404,000 for the nine months ended September 30, 2010. The average revenue per accession for organic accessions for the nine months ended September 30, 2011 was approximately $107, up from $103 in the nine months ended September 30, 2010. The increase in organic average revenue per accession was primarily due to a change in service mix, with a higher percentage of anatomic pathology accessions and a lower percentage from clinical pathology accessions.

We expect the average revenue per accession of our organic business to fluctuate primarily as the result of changes in service mix, including the conversion of more global fee arrangements to TC or PC arrangements and further growth in women’s health pathology services, which should result in an increase of the number of clinical tests. Women’s health services and clinical tests generally have lower revenue per accession and, therefore, may decrease slightly our average revenue per accession. In addition, our growth rates and average revenue per accession may be positively or negatively impacted by the reimbursement market and the service mix and average revenue per accession of acquisitions completed in the future.

For the nine months ended September 30, 2011 and 2010, our pathology diagnostic testing services accounted for substantially all of our revenue.

Cost of services

Cost of services increased approximately $21.8 million, or 30.9 percent, to $92.3 million for the nine months ended September 30, 2011 from $70.5 million for the nine months ended September 30, 2010. Of the total increase, $14.9 million related to the acquisitions completed after January 1, 2010 and the remaining $6.9 million related to our existing business. The increase in costs of services for our existing business included $3.0 million for higher wages and salaries and payroll related costs primarily related to increased headcount, including $0.3 million in termination costs, $3.1 million for higher technical processing costs and lab supplies primarily related to growth in accessions, particularly in histology and cytology. In addition, distribution costs increased by $0.7 million related primarily to additional routes and increased accessions and an increase of $0.3 million in depreciation related to investments in lab equipment.

As a percentage of net revenue, cost of services was 45.4 percent and 45.0 percent for the nine months ended September 30, 2011 and 2010, respectively, and our gross margin was 54.6 percent and 55.0 percent for the nine months ended September 30, 2011 and 2010, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $12.5 million, or 34.8 percent, to $48.5 million for the nine months ended September 30, 2011 from $36.0 million for the nine months ended September 30, 2010. Of the total increase, $5.2 million related to acquisitions, $2.0 million related to the labs we have operated for two full comparable nine month periods and $5.3 million related to corporate expenses. Higher costs at our existing business were primarily for billing costs related to accessions growth and systems conversions, and sales and marketing costs, including sales commissions and costs associated with client electronic medical records systems and interfaces. The increased corporate expenses included $1.0 million of non-cash equity compensation expense for options granted in the third quarter of 2011 and $0.6 million related to the retirement and replacement of our CEO. The remaining $3.7 million of the increase in corporate selling, general and administrative costs primarily related to the addition of personnel in accounting, managed care, field management and information technology (IT) to support growth and an increase in expense related to our performance incentive programs for corporate staff.

As a percentage of net revenue, selling, general and administrative expenses were 23.9 percent and 23.0 percent for the nine months ended September 30, 2011 and 2010, respectively. We expect to make additional investments in selling, general and administrative expenses in 2012, including the addition of field sales representatives and marketing personnel, managed care support and IT personnel. In addition, we expect accounting, legal, compliance and other related costs to increase in connection with the registration of the Senior Notes and our planned initial public offering.

Provision for doubtful accounts

Our provision for doubtful accounts increased approximately $4.3 million, or 47.6 percent, to $13.5 million for the nine months ended September 30, 2011, from $9.2 million for the nine months ended September 30, 2010. The amount of increase related to the acquisitions completed after January 1, 2010 was $3.2 million and the remaining increase of $1.1 million related to the labs we have operated for two full comparable nine month periods. As a percentage of net revenue, the provision for doubtful accounts was 6.7 percent for the nine months ended September 30, 2011 compared to 5.8 percent for nine months ended September 30, 2010. Our provision for doubtful accounts as a percentage of revenue was negatively affected by a higher bad debt ratio related to acquisitions completed after January 1, 2010, which had a ratio of 9.9%, compared to the ratio of 5.7% for labs we have operated for two full comparable nine month periods. The provision for doubtful accounts for labs operated for the entire comparable nine month periods was 5.7 percent for the nine months ended September 30, 2010 compared to 5.3% for the nine months ended September 30, 2011.

We expect our consolidated provision for doubtful accounts to range between 6.5 percent and 7.5 percent in future. The Company’s consolidated provision for doubtful accounts could be positively or negatively impacted by the provision for doubtful accounts for laboratories that we acquire in the future.

Intangible asset amortization expense (Amortization)

Amortization expense increased to $17.2 million for the nine months ended September 30, 2011, from $14.0 million for the nine months ended September 30, 2010, as a result of increases in our amortizable intangible assets associated with the acquisitions completed since January 1, 2010. We generally amortize our intangible assets over lives ranging from 4 to 18 years.

Management fees

Management fees increased approximately $0.5 million, or 29.0 percent, to $2.1 million for the nine months ended September 30, 2011, compared to $1.6 million for the nine months ended September 30, 2010. Management fees are based on 1.0 percent of net revenue plus expenses. The majority of the increase relates to the increase in our net revenue.

Impairment of goodwill and other intangible assets

As of September 30, 2011, we tested goodwill and intangible assets for potential impairment and recorded a non-cash impairment expense of $24.5 million in the quarter ended September 30, 2011 resulting from a write down of $19.2 million in the carrying value of goodwill and a write down of $5.3 million in the carrying value of intangible assets. The write down of the goodwill and intangible assets related to three reporting units. As of September 30, 2010, we tested goodwill and intangible assets for potential impairment and recorded a non-cash impairment expense of $4.9 million in the quarter ended September 30, 2010 resulting from a write down of $2.0 million in the carrying value of goodwill and a write down of $2.9 million in the carrying value of intangible assets. The write down of the goodwill and intangible assets related to one reporting unit. See Note 4 in Notes to the Financial Statements in this Quarterly Report.

As of September 30, 2011, we had goodwill and net intangible assets of $531.4 million. Many factors, including competition, general economic conditions, health care reform, third party payment patterns and industry consolidation, could have a negative impact on one or more of our reporting units used in evaluating for impairment. Therefore, we may experience additional impairment charges in future periods.

Write-off of public offering costs

During the quarter ended September 30, 2011, we decided to delay the completion of our initial public offering. As a result, we recognized a non-cash charge of $4.4 million to write off the previously deferred offering costs.

Acquisition and business development costs

Transaction costs associated with our completed acquisitions and business development costs related to our prospecting and unsuccessful acquisition activity amounted to $0.7 million for the nine months ended September 30, 2011, compared to $0.8 million for the nine months ended September 30, 2010.

Change in fair value of contingent consideration

For the nine months ended September 30, 2011 and 2010, we recorded non-cash charges of $7.5 million and $2.1 million, respectively, to recognize increases in the estimated fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009. These increases relate to changes from the original estimate of the fair value, including numerous variables such as the discount rate, remaining pay out period and the projected performance for each acquisition.

Interest expense

Interest expense increased approximately $12.6 million, or 104.7 percent, to $24.6 million for the nine months ended September 30, 2011, from $12.0 million for the nine months ended September 30, 2010. The increase in interest expense was primarily due to interest expense related to our 10.75% Senior Notes, partially offset by lower average balances and interest rates related to our term loans. For the nine months ended September 30, 2011 our average debt balance was $323.3 million at an effective rate of 10.2 percent, compared to an average debt balance of $226.6 million and an effective rate of 7.1 percent for the same period in 2010.

Write-off of deferred debt issue costs

On May 26, 2010, we entered into a new $335.0 million credit facility, which was used, in part, to refinance our prior credit facilities. In connection with the refinancing, we recorded a non-cash write-off of the remaining unamortized original issue discount, prepaid administration fees, and debt issue costs of approximately $4.5 million related to our prior credit facilities.

Loss on extinguishment of debt

In connection with the refinancing of our prior credit facilities on May 26, 2010, we repaid all amounts outstanding under our prior credit facilities entered into during December 2007 and incurred a $2.3 million prepayment penalty.

Provision for income taxes

We are a Delaware limited liability company for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Holdings in accordance with the terms of the Aurora Holdings LLC Agreement. We have made tax distributions to the members in amounts designed to provide such members with sufficient cash to pay taxes on their allocated income. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The provision (benefit) for federal and state income taxes for these subsidiaries, as reflected in our condensed consolidated financial statements amounted to a benefit of ($1.7 million) and $2.0 million for the nine months ended September 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

Since inception, we have primarily financed operations through capital contributions from our equityholders, long term debt financing and cash flow from operations. On May 26, 2010, we entered into a senior secured credit facility of $335.0 million with Barclays Bank PLC and certain other lenders. Our senior secured credit facility included a six-year $225.0 million senior secured term loan, which we refer to as the “Term Loan” due in May 2016 and a $110.0 million senior secured revolving credit facility, which we refer to as the “Revolver” that matures May 2015, of which $50.0 million became available immediately upon the closing of the credit facility and of which $60.0 million became available on December 20, 2010, when we amended the credit facility and issued the Senior Notes, as described below. This facility bears interest, at our option, at a rate initially equal to the prime rate plus 3.25 percent per annum or LIBOR (subject to a floor of 2.00 percent) plus 4.25 percent per annum.

In connection with our amended and restated senior secured credit facility, we repaid all amounts outstanding under the credit facilities we entered into in December 2007 with a syndicate of lenders. Our previous credit facilities provided for loan commitments of up to $255.0 million and for the lenders thereunder to provide financing for us to repay the outstanding balance of our former term loan facility, fund working capital and acquire certain businesses. Our previous credit facilities, which we entered in December 2007, included a revolving loan, not in excess of $5.0 million and term loans, with a first and second lien, not in excess of $165.0 million and $85.0 million, respectively.

On December 20, 2010, we issued $200.0 million in unsecured senior notes, which we refer to as the “Senior Notes” that mature on January 15, 2018. The Senior Notes bear interest at an annual rate of 10.75%, which is payable each January 15 and July 15. The first payment was made on July 15, 2011. In accordance with the Senior Notes indenture, we are subject to certain limitations on issuing additional debt and are required to submit quarterly and annual financial reports to the holders of our Senior Notes. The Senior Notes are redeemable at our option beginning on January 15, 2015 at 105.375% of par, plus accrued interest. The redemption price decreases to 102.688% of par on January 15, 2016 and to 100% of par on January 15, 2017. Under certain circumstances, prior to January 15, 2015, we may at our option redeem all, but not less than all, of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes, plus accrued interest and a premium as defined in the Senior Notes indenture. The Senior Notes rank equally in right of repayment with all of our other senior indebtedness but are subordinated to our secured indebtedness to the extent of the value of the assets securing that indebtedness.

On December 20, 2010, in connection with the closing of our Senior Notes offering, we amended our senior secured credit facility and applied $129.0 million of the net proceeds that we received from the offering to repay $19.0 million in principal owed under our amended and restated Revolver and $110.0 million of the $224.4 million principal then owed under our amended and restated Term Loan. As of September 30, 2011, we had $114.4 million outstanding under the amended and restated Term Loan and $7.0 million outstanding under the amended and restated Revolver, with an available balance under the Revolver of $103.0 million.

On March 21, 2007, in conjunction with an acquisition transaction, we entered into a subordinated, unsecured contingent note with a prior owner of one of our acquired practices. The payment amount was determined by the practice’s cumulative EBITDA over a three-year period, with a minimum payment not to be less than $1.0 million and a maximum payment not to exceed $2.0 million. Payment amounts included a 5.5 percent interest rate factor, thus we recorded the contingent note in the original purchase price at its minimum payment amount, discounted by the interest rate factor of 5.5 percent. The original discount of $0.1 million was amortized into interest expense over the term of the contingent note using the interest method. The final payment of $0.4 million on this note was made in May 2010.

On April 30, 2007, in conjunction with an acquisition transaction, we entered into a subordinated, unsecured contingent note with prior owners of one of our acquired practices. The payment amount is determined by the practice’s cumulative EBITDA over a five-year period, with a minimum payment not to be less than $15.0 million and a maximum payment not to exceed $30.0 million. Payment amounts include a 5.5 percent interest rate factor, thus we recorded the contingent note in the original purchase price at its minimum payment amount, discounted by the interest rate factor of 5.5 percent. The original discount of $2.2 million is being amortized into interest expense over the term of the contingent note using the effective interest rate method.

Contingent consideration for acquisitions prior to January 1, 2009

In connection with the majority of our acquisitions, we have agreed to pay additional consideration annually over future periods of two to five years, based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. For acquisitions prior to January 1, 2009, we do not accrue contingent consideration obligations prior to the attainment of the objectives and the amount owed becomes fixed and determinable. For the year ended December 31, 2010 and the nine months ended September 30, 2011, we paid consideration under contingent notes of $17.0 million and $12.7 million, respectively, related to acquisitions prior to January 1, 2009, resulting in the recognition of additional goodwill.

Assuming the practices acquired prior to January 1, 2009 achieve future annual operating earnings consistent with our current forecasts, the total remaining contingent note payments for the acquisitions prior to January 1, 2009 would be approximately $8.8 million and $8.2 million for the years ending December 31, 2012 and 2013, respectively. As of September 30, 2011, assuming the practices acquired prior to January 1, 2009, achieve the cumulative maximum level of operating earnings stipulated over the full term of the agreement, the potential maximum principal amount of contingent consideration payable, over the next three years is approximately $64.0 million. Lesser amounts will be paid if the practices’ actual earnings are below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. Any future payments of contingent consideration for acquisitions completed prior to January 1, 2009 would be accounted for as additional purchase price and increase goodwill.

Contingent consideration for acquisitions subsequent to January 1, 2009

As of September 30, 2011, the fair value of contingent consideration related to acquisitions completed subsequent to January 1, 2009 was $46.7 million, representing the present value of approximately $60.7 million in estimated future payments over the next five years. For practices acquired subsequent to January 1, 2009, the potential maximum principal amount of contingent consideration payable, over the next five years is $102.1 million. Lesser amounts will be paid if the practices’ actual earnings are below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. For acquisitions completed subsequent to January 1, 2009, future payments of contingent consideration will be reflected in the change in the fair value of the contingent consideration.

We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. These estimates involve significant projections regarding future performance of the acquired practices. If actual future results differ significantly from current estimates, the actual payments for contingent consideration will differ correspondingly.

Working capital

As of September 30, 2011, we had $5.4 million in cash and cash equivalents deposited at high quality financial institutions. Our primary uses of cash are to fund our operations, service debt including contingent notes, make acquisitions and purchase property and equipment. Cash used to fund our operations excludes the impact of non-cash items, such as the allowance for doubtful accounts, depreciation, impairments of goodwill and other intangible assets, changes in the fair value of the contingent consideration and non-cash stock-based compensation, and is impacted by the timing of our payments of accounts payable and accrued expenses and collections of accounts receivable.

As of September 30, 2011, we had negative working capital of $2.8 million. We expect to continue to spend substantial amounts of capital to grow our business, make payments under our contingent note obligations and potentially acquire additional diagnostics businesses. We believe our current cash and cash equivalents, together with cash from operations and available borrowings under our credit facility, will be sufficient to fund our capital requirements through 2012.

Cash flows from operating activities

Net cash provided by operating activities during the nine months ended September 30, 2011 was $27.6 million compared to $21.2 million for the nine months ended September 30, 2010. Net cash provided by operating activities for the nine months ended September 30, 2011 reflected a net loss of $30.6 million and certain adjustments for non-cash items, including $24.5 million for write-offs of goodwill and other intangible assets, $20.3 million of depreciation and amortization, $4.4 million for the write-off of public offering costs, $1.5 million of debt issue costs amortization, and a $7.5 million non-cash charge for the change in fair value of contingent consideration, partially offset by a $6.7 million decrease in deferred income taxes. Net cash provided by operating activities for the nine months ended September 30, 2011 also reflected increases and decreases in working capital, including a $4.7 million increase in accounts receivable, a $0.6 million increase in prepaid expenses, a $1.4 million decrease in prepaid income taxes, a $3.9 million increase in accrued interest primarily related to the interest on our Senior Notes, a $2.7 million increase in accounts payable and accrued expenses, and a $2.1 million increase in accrued compensation. As of September 30, 2011 our DSO (Days Sales Outstanding) was 42 days, which is up from 41 days as of December 31, 2010.

Cash flow used in investing activities

Net cash used in investing activities during the nine months ended September 30, 2011 was $65.3 million compared to $40.3 million during the nine months ended September 30, 2010. Net cash used in investing activities during the nine months ended September 30, 2011 consisted of $4.4 million of purchases of property and equipment, $20.5 million for the payment of contingent notes and $40.3 million for acquisitions.

In connection with the acquisitions, we have agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective acquisition agreements. For all acquisitions prior to January 1, 2009, we do not accrue contingent consideration obligations prior to the attainment of the objectives, and the amount owed becomes fixed and determinable. For the nine months ended September 30, 2011 we paid contingent consideration of $12.7 million related to acquisitions completed prior to January 1, 2009.

Cash flows from financing activities

Net cash provided by financing activities for the nine months ended September 30, 2011 was $3.1 million compared to net cash used in financing activities of $1.8 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, we had net borrowings under our Revolver of $7.0 million, paid $2.7 million of subordinated notes, paid approximately $0.8 million of debt issue costs and $0.3 million of public offering costs.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization (EBITDA), further adjusted to exclude unusual items and other cash or non-cash adjustments. We believe that disclosing Adjusted EBITDA provides additional information to investors, enhancing their understanding of our financial performance and providing them an important financial metric used to evaluate performance in the health care industry. Our amended senior secured credit facility contains financial covenants measured against Adjusted EBITDA. Our definition and calculation of Adjusted EBITDA for use in this report is consistent with the definition and calculation contained in our amended senior secured credit facility and the indenture governing our Senior Notes.

Adjusted EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent period or any complete fiscal year.

Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as a substitute for measures of our financial performance as determined in accordance with GAAP, such as net income and operating income. Because other companies may calculate Adjusted EBITDA differently than we do, Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA has other limitations as an analytical tool when compared to the use of net income, which we believe is the most directly comparable GAAP financial measure, including:

•	Adjusted EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Adjusted EBITDA does not reflect the interest expense we incur;

•	Adjusted EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Adjusted EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Adjusted EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net loss to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011(E)	2010	2011(E)	2010
Net loss	$(28,996)	$(1,585)	$(30,638)	$(3,239)
Interest expense, net	8,364	4,449	24,632	12,036
Income tax provision	(3,022)	721	(1,670)	1,952
Depreciation and amortization	7,193	5,586	20,261	16,464

EBITDA	(16,461)	9,171	12,585	27,213

Management fees (A)	749	561	2,093	1,623
Change in fair value of contingent consideration (B)	4,377	1,120	7,535	2,104
Unusual or non-recurring charges (C)(D)	30,148	5,202	30,663	12,458
Other	(2)	(12)	44	(17)

Adjusted EBITDA, as defined	$18,811	$16,042	$52,920	$43,381

(A)	In accordance with our amended senior secured credit facility and the indenture governing our Senior Notes, management fees payable to affiliates are excluded from Adjusted EBITDA.
(B)	We recorded $4.4 million and $1.1 million of non-cash charges for the three months ended September 30, 2011 and 2010, respectively, and $7.5 million and $2.1 million non-cash charges for the nine months ended September 30, 2011 and 2010, respectively, related to an increase in the estimated fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009. These charges relate to changes from the previous estimate of the fair value, including changes in numerous variables such as the discount rate, remaining pay out period and the projected performance for each acquisition.

(C)	Net loss for the three months and nine months ended September 30, 2010 reflects a write-off of deferred debt issue costs and a loss on extinguishment of debt related to the refinancing and repayment of our debt facilities.
(D)	Unusual charges also include add-backs for the impairment of goodwill and other intangible assets, the write-off of public offering costs, the equity based compensation charge and acquisition and business development costs as reported in our consolidated statements of operations.
(E)	Adjusted EBITDA for the three and nine months ended September 30, 2011 excludes the results of operations of acquisitions completed in 2011 prior to their acquisition date. For purposes of calculating compliance ratios for our amended senior secured credit facility, Adjusted EBITDA for the three and nine months ended September 30, 2011 would have included approximately $0.9 million and $4.6 million, respectively, of additional Adjusted EBITDA related to operations of our 2011 acquisitions as if they were all acquired on January 1, 2011. In addition, Adjusted EBITDA would have also included an additional $1.2 million related to the add-back of certain costs as permitted by the credit agreement.

Contractual Obligations and Commitments

Purchase obligation

In March 2011, we entered into a five year non-cancelable commitment to purchase reagents and other laboratory supplies. At September 30, 2011, the approximate total future purchase commitment is $3.3 million, of which $0.2 million is expected to be incurred in the remainder of 2011, $0.8 million is expected to be incurred in each year from 2012 through 2015 and the balance of which is expected to be incurred in 2016.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risks results primarily from fluctuations in interest rates. There have been no material changes to our exposure to market risks from those disclosed in our Registration Statement on Form S-4, filed with the Securities and Exchange Commission on November 1, 2011.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2011. Based on that evaluation, the principal executive officer and principal financial officer of the Company have concluded that, as of September 30, 2011, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our disclosure controls and procedures include components of our internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Aurora have been detected.

PART II

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. We may be named in various claims, disputes, legal actions and other proceedings involving malpractice, employment and other matters from time to time. A negative outcome in certain of the ongoing litigation could harm our business, financial condition, liquidity or results of operations. Further, prolonged litigation, regardless of which party prevails, could be costly, divert management’s attention or result in increased costs of doing business.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section of our Registration Statement on Form S-4, filed with the Securities and Exchange Commission on November 1, 2011, which could materially affect our business, financial condition, or results of operations. The risks described in our Registration Statement are not the only risks that we face. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or results of operations. There have been no material changes in or additions to the risk factors included in our Registration Statement.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURORA DIAGNOSTICS HOLDINGS, LLC

Date: November 14, 2011	By:	/s/ Gregory A. Marsh
Gregory A. Marsh
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

INDEX OF EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Filed herewith
**	Furnished herewith