Form 10-K
period 2011-12-31
AURORA DIAGNOSTICS HOLDINGS LLC
filed 2012-03-23
CIK 1367832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 333-176790

AURORA DIAGNOSTICS HOLDINGS, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-4918072
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11025 RCA Center Drive, Suite 300, Palm Beach Gardens, Florida 33410

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: 866-420-5512

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒ .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☒    No  ☐ .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer.” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☒	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ .

PART I

ITEM 1. BUSINESS.

The information provided in this Annual Report on Form 10-K for the year ended December 31, 2011, including the consolidated financial statements and notes thereto, is that of Aurora Diagnostics Holdings, LLC and its subsidiaries and affiliates. The terms “we,” “us,” “our,” “Aurora Diagnostics,” “Aurora Holdings,” and the “Company” typically refer to Aurora Diagnostics Holdings, LLC and its subsidiaries, as well as the professional associations and professional corporations which are separate legal entities that it controls through contractual arrangements.

Corporate History

We were organized in the State of Delaware as a limited liability company on June 2, 2006 to develop and operate as a diagnostic services company. We have grown our business significantly over the last four years, driven largely by the acquisition of local and regional pathology laboratories throughout the United States and organic growth within these acquired operations. We have completed 22 acquisitions of diagnostic services companies and opened two de novo laboratories.

Overview

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

We are a leading specialized diagnostics company, focused on the anatomic pathology market. We are well-positioned in the higher-growth subspecialties of anatomic pathology, with a leading market position in dermatopathology and in the women’s health pathology subspecialty, and a growing market position in urologic pathology, hematopathology and general surgical pathology. Our strengths in anatomic pathology are complemented by our specialized clinical and molecular diagnostics offerings, which enable us to provide a broad selection of diagnostic services to our referring physicians.

Substantially all of our consolidated net revenue for each of the years ended December 31, 2009, 2010 and 2011 resulted from providing diagnostic related services to our clients. The majority of our revenue in 2011 was derived from providing diagnostic related services in the non-hospital outpatient channel of the anatomic pathology market. We also maintain contracts with 60 hospitals under which we provide inpatient and outpatient professional anatomic pathology services. For some of our hospital contracts, we also provide medical director services and technical slide preparation services.

Our business model builds upon the expertise of our experienced pathologists to provide seamless, reliable and comprehensive pathology and molecular diagnostics offerings to referring physicians. We typically have established long-standing relationships with our referring physicians as a result of focused localized delivery of diagnostic services, personalized responses and frequent consultations, and flexible information technology, or IT, solutions that are customizable to our clients’ needs. Our IT and communications platform enables us to deliver diagnostic reports to our clients generally within 24 hours of specimen receipt, helping to improve patient care. In addition, our IT platform enables us to closely track and monitor volume trends from referring physicians.

Through a combination of organic growth and strategic acquisitions, we have achieved a scale allowing us to provide diagnostic services to the patients of our over 15,000 referring physicians, generating approximately 2.3 million accessions for the year ended December 31, 2011. With 22 primary laboratories across the United States, we have achieved a national footprint and a leading presence in our local markets, upon which we are continuing to build a more integrated and larger-scale diagnostics company.

Our Services

Anatomic pathology typically requires a pathologist to make a specific diagnosis. Anatomic pathologists are medical doctors who specialize in the study of disease. Anatomic pathologists do not treat patients, but rather assist other physicians in determining the correct diagnosis of their patient’s ailments. A pathologist’s diagnosis represents a critical factor in determining a patient’s future care. In addition, anatomic pathologists may consult with attending physicians regarding treatment plans. In these capacities, the anatomic pathologist often serves as the “physician’s physician,” thereby creating long-term relationships.

Anatomic pathologists perform their duties in laboratories, including independent free-standing local laboratories, hospital laboratories, regional and national laboratories, in ambulatory surgery centers and in a variety of other settings. Referring physicians take specimens from patients, and those specimens are transported to a laboratory by courier or an overnight delivery service. Once received at the laboratory, a specimen is processed and mounted onto a slide by laboratory technologists for examination by a pathologist. Once the pathologist examines a specimen, the pathologist typically records the results of testing performed in the form of a report to be transmitted to the referring physician. Since specimens are transportable and technology facilitates communication, samples can be diagnosed by a pathologist from a remote location. Therefore, pathologists are generally not needed “on-site” to make a diagnosis. This enhances utilization of available capacity in outpatient and inpatient laboratories and allows the practice to service a wider geographic area.

An anatomic pathologist must have an understanding of a broad range of medicine. An anatomic pathologist may perform diagnostic testing services for a number of subspecialty testing markets such as dermatopathology, urologic pathology, women’s health pathology, gastrointestinal pathology, hematopathology or surgical pathology. While physical examination or radiology procedures may suggest a diagnosis for many diseases, the definitive diagnosis is generally established by the anatomic pathologist.

Sales and Marketing; Client Service

The selection of a pathologist to perform diagnostic testing services is primarily made by individual referring physicians. We maintain a sales and marketing team of 76 professionals who are highly-trained and organized by subspecialty to better meet the needs of our referring physicians. We have designed our compensation structure to incentivize our sales representatives to not only secure new physician clients, but also to maintain and enhance relationships with existing physician clients. As a result, our sales and marketing team has enabled us to expand nationally and leverage our extensive offering of diagnostic services across our markets.

We currently focus our marketing and sales efforts primarily on dermatologists, urologists and gynecologists, as well as gastroenterologists, hematologists and oncologists and their office staff. The physicians on which our marketing and sales efforts are focused include both non-hospital-based and hospital-based physicians. Our sales representatives concentrate on a geographic area based on the number of existing clients and client prospects, which we identify using several national physician databases that provide physician address information, patient demographic information and other data.

At the beginning of a new client relationship, one of our sales representatives visits a prospective physician client and describes in detail our differentiated service offerings, focusing on our experienced pathologists, local presence, rapid turn-around times, comprehensive diagnostic reports, client service and IT solutions. Our sales representatives focus on the specialties offered by their respective divisions, which allows them not only to discuss our specialized diagnostic services, but also to describe diagnostic developments and new products and technologies in their practice areas.

We also maintain a client service team of 47 professionals who are highly-trained and organized by subspecialty. Our dedicated client service team provides ongoing support to our clients and, in particular, the office staff of our referring physicians. Our client service team enables us to augment the long-standing relationships between our pathologists and their clients to maintain a more stable base of referrals. These service teams provide our clients with a personal, knowledgeable and consistent point of contact within our company. Client service team members coordinate the provision of services, ensure testing supplies are replenished, answer administrative and billing questions, and resolve service issues. We believe these additional client contacts greatly enhance client satisfaction and strengthen overall client relationships.

We currently focus our marketing and sales efforts by subspecialty. Our representatives are extensively trained in the specific subspecialty they service and they are knowledgeable about our test offerings and new diagnostic technologies available in the market by subspecialty. This provides additional value to our physician clients and their staff, as our representatives become a resource to our client’s practice. Our product offerings which have been developed to meet the unique needs of each subspecialty are branded under the following names:

•	DermDX (dermatopathology services for the dermatology market);

•	WomensDX (Womens Health Services for the OB/GYN market);

•	UroDX (for the Urology market);

•	GastroDX (for the Gastroenterology market);

•	HemaDX (for the Hematology and Oncology market);

•	TreatmentDX (drug treatment market); and

•	CareDX (long term and assisted care markets).

The offerings provide a comprehensive test menu so each physician specialist can order the best test available to make an accurate diagnosis and appropriate treatment decisions.

Dermatopathology accounted for approximately 41 percent of our revenue in 2011, and the remaining 59 percent of our revenue primarily consisted of other subspecialties, including urology and women’s health pathology, and clinical. Our operational, marketing and sales efforts are, in general, organized and focused on subspecialties. Our financial and billing systems, however, limit our ability to monitor and precisely report historical revenue by subspecialty. As we continue to integrate our acquired laboratories, we intend to build additional capacity into our reporting systems so that we may more closely identify and follow developing trends across subspecialties.

Relationships with Referring Physicians and Third-Party Payors

Substantially all of our revenue consists of payments or reimbursements for specialized diagnostic services rendered to referring physicians. Our referring physicians, whom we refer to as our clients, are our primary customers. We received patient referrals from over15,000 physicians during 2011. No single or small group of our clients accounted for a number of referrals in 2011 that was material to us. Accordingly, we are not dependent on any single or small group of our clients for referrals, revenue or otherwise. We receive referrals at the discretion of our clients, and our clients are under no obligation to make referrals to us. Furthermore, we generally have no contractual or other formalized legal arrangements with our clients.

We receive most of our revenue in the form of reimbursement from third-party payors. While third-party payors are not our clients or customers, our contractual arrangements with third-party payors generate most of our revenue. Accordingly, such arrangements are, in the aggregate, material to us.

For the year ended December 31, 2011, based on cash collections, we derived approximately 57 percent of our revenue from private insurance, including managed care organizations and other healthcare insurance providers. For the year ended December 31, 2011, none of these sources accounted for more than 10 percent of our revenue. While our reimbursements from private insurance sources are material to our business in the aggregate, we do not consider any individual private insurance source to be material to us.

We generally receive reimbursements from private third-party payors on a laboratory-by-laboratory basis. Our laboratories typically enter contracts with third-party payors that provide for us to be reimbursed at agreed-upon rates based on the services we perform. Our laboratories’ contracts with private insurers are typically subject to termination by the insurers for cause, including, among other things, upon our laboratories’ exclusion from government payor programs, and, in some cases, without cause. The insurers under such contracts typically have a right to change the applicable reimbursement rates we receive under the contract. In cases where our laboratories do not have contracts with particular private third-party payors, we receive reimbursements for services we perform at rates and on terms applicable to such payors’ out-of-network providers.

For the year ended December 31, 2011, based on cash collections, we derived approximately 27 percent of our revenue from government payor programs, including Medicare and Medicaid. Accordingly, reimbursements from government payor programs are material to our business. This makes our business dependent on our ability to participate in the government programs and on the reimbursement rates we receive under such programs.

We generally receive reimbursements from government third-party payors on a laboratory-by-laboratory basis. Our laboratories typically participate with government third-party payors that provide for us to be reimbursed at applicable rates based on the services we perform and other factors. Our laboratories’ participation with governmental payors are typically subject to termination by the government for cause, and our governmental payors have a right to change the applicable reimbursement rates we receive under such programs.

Competition

The anatomic pathology market is highly competitive. Competition in our industry is based on several factors, including price, clinical expertise, quality of service, client relationships, breadth of testing menu, speed of turnaround of test results, reporting and IT systems, reputation in the medical community and ability to employ qualified personnel. Our competitors include local and regional pathology groups, national laboratories, hospital-based pathology groups and specialty physician groups.

•

Local and Regional Pathology Groups. Local and regional pathology groups typically provide a relatively narrow menu of test services to community physicians and, in certain cases, to hospital-based pathologists.

•

National Laboratory Companies. National laboratories typically offer a full suite of tests for a variety of medical professionals, including general practitioners, hospitals and pathologists. National laboratories have identified anatomic pathology as a focus area for future growth and will continue to be a competitive challenge going forward.

•

Hospital Pathologists. Pathologists working in hospitals typically provide most of the diagnostic services required for hospital inpatients and, sometimes, hospital outpatients. Hospital pathologists act as medical directors for the hospital’s clinical and histology laboratories. Typically, hospital pathologists provide these services to hospitals under exclusive and long-term contractual arrangements.

•

Specialty Physician Groups. An increasing number of specialty physician groups (dermatologists, urologists and gastroenterologists in particular) are building their own laboratories and in-sourcing pathology services. This trend represents a significant source of competition and will impact the anatomic pathology landscape in the future.

There is an evolving trend among pathologists to form larger practices to provide a broader range of outpatient and inpatient services and enhance the utilization of the practices’ pathologists. We believe this trend can be attributed to several factors, including cost containment pressures by governmental and other third-party payors, increased competition, managed care and the increased costs and complexities associated with operating a medical practice. Moreover, given the current trends of increasing outpatient services, outsourcing and the consolidation of hospitals, pathologists are seeking to align themselves with larger practices that can assist providers in the evolving health care environment. Larger practices can offer pathologists certain advantages, such as obtaining and negotiating contracts with hospitals and other providers, managed care providers and national clinical laboratories; marketing and selling of professional services; providing continuing education and career advancement opportunities; making available a broad range of specialists with whom to consult; providing access to capital and business and management experience; establishing and implementing more efficient and cost effective billing and collection procedures; and expanding the practice’s geographic coverage area. Each of these factors supports the pathologists in the efficient management of the complex and time-consuming non-medical aspects of their practice. As a result, we believe that there are substantial consolidation opportunities in the anatomic pathology market as smaller pathology providers seek access to the resources of diagnostics companies with a more comprehensive selection of services for referring physicians.

Seasonality

Our business is affected by seasonal trends and generally declines during the winter months, the year-end holiday period and other major holidays. Adverse weather conditions can also influence our business.

Information Systems

We are focused on implementing IT systems that streamline internal operations and provide customized IT solutions to meet the needs of our clients. We offer our IT solutions primarily through our proprietary system ConnectDx and increasingly through the doc2MD system for which we have an exclusive, long-term license.

We developed ConnectDx, which is a customizable application platform to provide a gateway for delivering and printing our reports and communicating with our clients. A number of our IT solutions provide an immediate impact to referring physicians and their offices. The most common connectivity tools include electronic interfaces; client EMR interfacing; internet report delivery (web portal); printed reports; patient education document; auto fax; patient data from clients office system requisitions; color remote printing hardware; and secure remote printing software.

Electronic interfaces provide a means through which we and our clients can share data efficiently and accurately. These customized interfaces can transfer patient information such as demographics, requisitions and diagnostic results between our IT system and the IT system of our referring physicians. It takes us an average of eight weeks to build and implement a new interface tailored to the client, whereas it may take our competitors up to eight months to implement a standard interface.

Two key elements that we believe differentiate ConnectDx from our competitors’ electronic interfaces are the relative speed with which we can create and implement customized solutions for clients and the reduced overhead costs associated with doing so. Since ConnectDx was created to accommodate flexibility, customizations such as delivering reports to specified client system directories or printing multiple copies of reports at physician offices during particular times each day are easy to implement. This functional flexibility is achieved with relatively low cost to us as a result of our IT solution’s layered and adaptable design. We expect the number of ConnectDx installations to grow and provide additional value to our customers. We plan to expand the products offered through ConnectDx to include utilization and patient education reports as well as practice-specific solutions.

In 2008, we acquired an exclusive, long-term license to doc2MD, an EMR and practice management software that was specifically designed for dermatology practices, and we have begun installing this software at select client locations. We believe that the doc2MD software is a simple, cost-effective program that allows dermatologists to quickly and accurately document patient encounters. We believe that doc2MD will provide us with the platform to support our organic growth in the dermatopathology space, further enabling us to maintain stable relationships with existing dermatology clients and build relationships with new dermatology clients.

Most of our IT solutions are implemented on a laboratory by laboratory basis in connection with our efforts to integrate acquired laboratories. We have developed, and will continue to develop, faster integration times of our laboratory information system, or LIS, offering. After an acquisition, we generally transition our acquired laboratories to a common accounting system and software package for financial processing and reporting within 60 days of closing. Generally, the LIS and billing platforms of our acquired laboratories, as well as all their day-to-day laboratory operations, continue to operate as they did pre-acquisition. We bill for our services using the existing billing systems of the acquired laboratories or, in some locations, we use an outsourced vendor to provide billing services.

Corporate Structure

We derive our revenue from our laboratory practices, which we own either directly through our wholly owned subsidiaries or through contractual arrangements with our affiliated practices. The manner in which we acquire and operate a particular practice is determined primarily by the corporate practice of medicine restrictions of the state in which the practice is located and other applicable regulations. We exercise diligence and care in structuring our practices and arrangements with providers in an effort to comply with applicable federal and state laws and regulations, and we believe that our current practices and arrangements comply in all material respects with applicable laws and regulations. However, due to uncertainties in the law, there can be no assurance that our practices and arrangements would be deemed to be in compliance with applicable laws and regulations, and any noncompliance could result in a material adverse effect on us.

In 2011, we derived 43 percent of our revenue from our affiliated practices. Through our contractual arrangements described below, our Board of Managers and management formulate strategies and policies which are implemented locally on a day-to-day basis by each of our affiliated practices. The following descriptions of our contractual arrangements with our affiliated practices are only summaries, which do not contain all of the information that may be important to you. For additional information, you should refer to the forms of our management, nominee, non-alienation and services agreements, copies of which have been filed as exhibits to our Registration Statement on Form S-4 filed with the SEC on September 12, 2011.

We have entered into long-term management agreements with each of our twelve affiliated practices, which are located in Michigan, Minnesota, Nevada, Texas, North Carolina, South Carolina, Alabama and Florida. Pursuant to these management agreements, we manage and control the non-medical functions of our affiliated practices, including:

•	recruiting, training, employing and managing the technical and support staff;

•	developing and equipping laboratory facilities;

•	establishing and maintaining courier services to transport specimens;

•	negotiating and maintaining contracts with hospitals, managed care organizations and other payors;

•

providing financial reporting and administration, clerical, purchasing, payroll, billing and collection, information systems, sales and marketing, risk management, employee benefits, legal, tax and accounting services; and

•	monitoring compliance with applicable laws and regulations.

Accordingly, our management agreements effectively give us total control over the operations of our affiliated practices, except with respect to decisions involving the medical judgment of our affiliated practices’ physicians. We do not control the medical diagnoses, medical treatments or other activities involving the exercise of medical judgment by our affiliated practices’ physicians.

From an operational standpoint, we typically prepare an annual operating plan for each of our affiliated practices pursuant to which the practice’s capital and operating budgets, scope and pricing of services, staffing and compensation of employees, support services, billing and collection procedures, patient acceptance policies and procedures, quality assurance and utilization assessment programs, compliance policies and risk management programs, and financial and strategic growth planning are established.

The scope of services for each affiliated practice is established in connection with the preparation of the practice’s annual operating plan, which we establish in consultation with and with the assistance of the practice’s laboratory director, who implements the practice’s operating plan and performs such other duties or requirements assigned by us.

The compensation of each affiliated practice’s licensed medical professionals is a component of the respective practice’s annual operating plan, which we prepare with the practice’s laboratory director as set forth above. The practice’s policies with respect to the retention of employees are also established by us and the practice’s laboratory director, provided that additional affiliated practice professionals may only be retained with our consent.

Each of our management agreements has an initial term of 50 years and cannot be terminated by our affiliated practice without cause. We receive a management fee from each of our affiliated practices for the services we provide pursuant to the management agreements. For ten of our affiliated practices, our management fee is equal to the practice’s net revenue less its expenses, which include physician salaries and other professional expenses. For the remaining two affiliated practices, our management fee is determined annually based on our estimate of each practice’s demand for management services during the upcoming year. For these practices, we may adjust the fee in the event that the services we provided were greater or less than the services that were anticipated. Subject to the requirements of applicable law, the adjustment of our management fees is entirely at our discretion.

We bear the economic risk associated with our affiliated practices. Under the provisions of our management agreements, we are generally obligated to pay all expenses of our affiliated practices, including any management fees, a portion of corporate overhead or other costs. We must absorb all losses of our affiliated practice entities. We are not entitled to recover, from the affiliated practices’ nominee owners, physicians or other parties, any losses incurred by our affiliated practices.

In addition, we have entered into contractual arrangements with the licensed physicians that own our affiliated practices. These contractual arrangements, which consist of nominee agreements and non-alienation agreements, govern the ownership of our affiliated practices by our physicians. These physicians may not vote or transfer their ownership interests in our affiliated practices or distribute or encumber the assets of our affiliated practices without our prior authorization. In addition, we have the irrevocable and unconditional right to cause the physicians to transfer their ownership interests in our affiliated practices to our designee for nominal consideration. Through these contractual arrangements, we maintain controlling voting and financial interests in our affiliated practices. Each of our affiliated practices is owned by physicians pursuant to these agreements with the exception of our laboratory in Nevada, where each of our affiliated practices is owned by a trust of which one of our wholly owned subsidiaries is the sole beneficiary.

We have acquired four practices in Michigan and two practices in Texas, where the corporate practice of medicine is restricted by state law. In each case, we entered into a nominee agreement with one of the selling physicians, pursuant to which such physician holds the practice’s equity interest as our designated nominee on our behalf. We also, either directly or through one of our wholly owned subsidiaries, entered into a long-term management agreement with each of the affiliated practices on the terms described above, pursuant to which we manage and control the non-medical functions of the practices.

In Florida, which does not prohibit the corporate practice of medicine, we, through one of our wholly owned subsidiaries, directly purchased substantially all of the assets of a practice, including the fixed assets, customer lists, contract rights and goodwill and other intangibles of the practice. After consummation of the acquisition, we determined to enter into a non-alienation agreement with the shareholders of the professional entity from which we previously purchased assets, pursuant to which we acquired controlling voting and financial interests in the professional entity on terms substantially the same as our nominee agreements in Michigan and Texas. We also, through one of our wholly owned subsidiaries, entered into a long-term management agreement with the affiliated practice on terms substantially the same as our management agreements in Michigan and Texas.

We have also acquired one practice in each of North Carolina, South Carolina and Minnesota, each of which restricts the corporate practice of medicine. In each case, we, through a wholly owned subsidiary, directly acquired the laboratory. Because we cannot directly employ physicians in these states, in each case the selling physicians formed a de novo physician group that employs our pathologists. Similar to our contractual arrangements with our affiliated practices in Michigan and Texas, we entered into nominee agreements with the physicians who hold the equity interests in the physician groups on our behalf, and we entered into long-term management agreements with the physician groups. In addition, each laboratory that we acquired entered into a long-term services agreement with the physician group, pursuant to which the physician group provides professional pathology services to our laboratory on an exclusive basis. Each of our services agreements has an initial term of 50 years and cannot be terminated by the physician group without cause. Under these services agreements, we pay each physician group a service fee approximately equal to the compensation and professional expenses attributable to our pathologists employed by the group.

In Nevada, where the corporate practice of medicine is restricted, we acquired all of the common stock of our affiliated practices through trusts. We, through one of our wholly owned subsidiaries, are the sole beneficiary of the trusts and receive all income from the trusts. We generally have the right, at our sole discretion, to replace the trustees, withdraw assets from the trusts, modify the terms of the trust agreements, or terminate the trusts and direct the trustees to distribute the income and any assets from the trusts. No assets of the trusts can be sold or otherwise disposed of without our consent. In addition, we entered into a long-term management agreement with each of our affiliated practices that are owned directly by the trusts. These agreements are substantially the same as our management agreements in other states.

In addition to the foregoing affiliated practices, in Alabama, which does not prohibit the corporate practice of medicine, we, through a wholly owned subsidiary, directly acquired a laboratory. Although we can directly employ physicians in Alabama, we contract with an unaffiliated de novo entity formed by the selling physicians that employs our pathologists. Similar to our practices in North Carolina, South Carolina and Minnesota, our laboratory entered into a long-term services agreement with the unaffiliated physician group, pursuant to which the physician group provides professional pathology services to our laboratory on an exclusive basis. In contrast to our practices in North Carolina, South Carolina and Minnesota, however, we did not enter into a nominee or management agreement with the physician group. While we do not have a controlling voting or financial interest in the physician group, we have the right to consult with the physician group regarding business decisions and to approve or disapprove the retention or discharge of all employees by the physician group. The services agreement has an initial term of 25 years and cannot be terminated by the physician group without cause. We currently pay the physician group a base service fee and a bonus calculated as a percentage of our laboratory’s earnings.

Our affiliated practice entities are included in our consolidated financial statements, which can be found in Part II, Item 8 of this Annual Report.

Contracts and Relationships with Providers

We employ our pathologists, control the practice entities that employ our pathologists or contract with pathologists on an independent contractor basis to provide diagnostic services in our laboratories. While we exercise legal control over our practices, we do not exercise control over, or otherwise influence, the medical judgment or professional decisions of any pathologist associated with our practices.

Our pathologist employment agreements typically have terms of between 3 and 5 years and generally can be terminated by either party without cause upon between 90 and 180 days notice. Our pathologists generally receive base compensation, health and welfare benefits generally available to our employees and, in some cases, annual performance bonuses. Our pathologists are required to hold a valid license to practice medicine in the jurisdiction in which they practice. We are responsible for billing patients, physicians and payors for services rendered by our pathologists. Most of our pathologist employment agreements contain restrictive covenants, including non-competition, non-solicitation and confidentiality covenants.

Our business is dependent on the recruitment and retention of pathologists, particularly those with subspecialties like dermatopathology. While we have generally been able to recruit and retain pathologists in the past, no assurance can be given that we will be able to continue to do so successfully or on terms similar to our current arrangements. The relationship between our pathologists and their respective local medical communities is important to the operation and continued profitability of our practices. In the event that a significant number of pathologists terminate their relationships with us or become unable or unwilling to continue their employment, our business could be materially harmed.

We manage and control all of the non-medical functions of our practices. We are not licensed to practice medicine. The practice of medicine is conducted solely by the physicians in our practices.

Billing and Reimbursement

Billing

Billing for diagnostic services is generally highly complex. Laboratories must bill various payors, such as private insurance companies, managed care companies, governmental payors such as Medicare and Medicaid, physicians, hospitals and employer groups, each of which may have different billing requirements. Additionally, the audit requirements we must meet to ensure compliance with applicable laws and regulations, as well as our internal compliance policies and procedures, add further complexity to the billing process, resulting in additional costs to us.

Reimbursement

Depending on the billing arrangement and applicable law, the party that reimburses us for our services may be:

•	a third party who provides coverage to the patient, such as an insurance company, managed care organization or a governmental payor program;

•	the physician or other authorized party (such as a hospital or another laboratory) who ordered the testing service or otherwise referred the services to us; or

•	the patient.

For the year ended December 31, 2011, we derived approximately 57 percent of our revenue from private insurance, including managed care organizations and other healthcare insurance providers, 27 percent from governmental payor programs and 16 percent from other sources.

In 2011, approximately 25 percent of our annual revenue was derived from the Medicare program, which is overseen by the Centers for Medicare & Medicaid Services, or CMS. Because a large percentage of our revenue is derived from the Medicare program, the Medicare coverage and reimbursement rules are significant to our operations. Reimbursement under the Medicare program for the diagnostic services that we offer is subject to either the national Medicare clinical laboratory fee schedule or the national Medicare physician fee schedule, each of which is subject to geographic adjustments and is updated annually. The physician fee schedule is designed to set compensation rates for those medical services provided to Medicare beneficiaries that require a degree of physician supervision. Clinical diagnostic laboratory tests furnished to non-hospital patients are paid according to the clinical laboratory fee schedule.

Most of the services that we provide are anatomic pathology services, which are reimbursed separately under the Medicare physician fee schedule, and beneficiaries are responsible for applicable coinsurance and deductible amounts. The physician fee schedule is based on assigned relative value units for each procedure or service, and an annually determined conversion factor is applied to the relative value units to calculate the reimbursement. The Sustainable Growth Rate (SGR) formula used to calculate the fee schedule conversion factor would have required a decrease in physician fee schedule payments for 2010 of approximately 21 percent. However, Congress took action to prevent the implementation of such reductions through December 31, 2011 and authorized a 2.2 percent increase for a portion of 2010 and all of 2011. The SGR formula was used again to calculate the 2012 Medicare physician fee schedule resulting in scheduled reimbursement cuts of 27 percent. However, Congress took action to delay the implementation of these reductions through February 29, 2012. Before that implementation delay expired on February 29, 2012, Congress passed legislation late in February that prevents the implementation of these scheduled reductions and continues the existing payment levels through December 31, 2012. Congress offset the estimated $18 billion cost of the 10-month delay in part by rebasing the clinical laboratory fee schedule, resulting in a two percent reduction to Medicare payments made pursuant to the clinical laboratory fee schedule.

Future decreases in the Medicare physician fee schedule are possible unless the U.S. Congress acts to change the Sustainable Growth Rate formula used to calculate the fee schedule payment amounts or continues to mandate freezes each year. Because the vast majority of our diagnostic services currently are reimbursed under the physician fee schedule, changes to the physician fee schedule could result in a greater impact on our revenue than changes to the Medicare clinical laboratory fee schedule.

Government Regulation and Compliance Infrastructure

The services that we provide are heavily regulated by both federal and state governmental authorities. Failure to comply with the applicable regulations can subject us to significant civil and criminal penalties, loss of license, or the requirement that we repay amounts previously paid to us. The significant areas of regulation include the following:

•

the federal Anti-Kickback Statute, which prohibits persons from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any goods or service for which payment may be made under governmental payor programs such as Medicare and Medicaid;

•

the federal False Claims Act, which prohibits individuals or entities from knowingly presenting to, or causing to be presented to, the federal government, claims for payment that are false or fraudulent;

•	the Health Insurance Portability and Accountability Act, or HIPAA, which established comprehensive federal standards with respect to the use and disclosure of protected health information;

•

the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, which was passed as part of the American Recovery and Reinvestment Act and which strengthens many of the requirements applicable to privacy and security, among other things;

•

the Stark Law, which prohibits a physician from making a referral to an entity for certain designated health services reimbursed by Medicare or Medicaid if the physician (or a member of the physician’s family) has a financial relationship with the entity and which also prohibits the submission of any claim for reimbursement for designated health services furnished pursuant to a prohibited referral;

•

the federal Civil Monetary Penalty Law, which prohibits the offering of remuneration or other inducements to beneficiaries of federal health care programs to influence the beneficiaries’ decisions to seek specific governmentally reimbursable items or services or to choose particular providers;

•	the Clinical Laboratory Improvement Amendments, which requires that laboratories be certified by the federal government or by a federally-approved accreditation agency;

•

the anti-markup rule, which prohibits a physician or supplier billing the Medicare program from marking up the price of a purchased diagnostic service performed by another physician or supplier who does not “share a practice” with the billing physician or supplier;

•	state law equivalents of the above, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers;

•	state laws that prohibit the corporate practice of medicine and the splitting or sharing of fees between physicians and non-physicians;

•	state laws that govern the manner in which licensed physicians can be organized to perform and bill for medical services;

•	the reassignment rules, which preclude Medicare payment for covered services to anyone other than the patient, physician, or other person who provided the service, with limited exceptions; and

•

state laws that prohibit other specified practices, such as billing an entity that does not have ultimate financial responsibility for the service, waiving coinsurance or deductibles, billing Medicaid a higher charge than the lowest charge offered to another payor, and placing professionals who draw blood, or phlebotomists, in the offices of referring physicians.

Compliance with government rules and regulations is a significant concern throughout our industry, in part due to evolving interpretations of these rules and regulations. We seek to conduct our business in compliance with all statutes and regulations applicable to our operations. To this end, we have created a Compliance Committee and have designated a Compliance Officer to assist with reviews of regulatory compliance procedures and policies throughout our business. Our executive management team is responsible for the oversight and operation of our compliance efforts. The Compliance Officer is responsible for administering and monitoring compliance with our Standards of Conduct. We provide periodic training programs to our personnel to promote the observance of our policies, which are designed to ensure compliance with the statutes and regulations applicable to us.

Intellectual Property

Our intellectual property consists primarily of trademarks and trade secrets. The marks AURORA DIAGNOSTICS and CONNECTDX THE INFORMATION GATEWAY & Design are our most recognizable trademarks. Those trademarks are registered with the U.S. Patent and Trademark Office along with the marks CAREDX, DERMDX, GASTRODX, HEMADX, TREATMENTDX, URODX, WOMEN’SDX and CUNNINGHAM PATHOLOGY ASSOCIATES P.A. & Design. In addition, we have pending federal applications for the marks NOVADX and NOVADX & DESIGN. We also own a state registration in Alabama for the mark CUNNINGHAM PATHOLOGY, LLC & Design. We institute legal action where necessary to prevent others from using or registering confusingly similar trademarks. Our intellectual property also includes the copyright in and to our Tiger TCPC software, which is registered with the U.S. Copyright Office.

Segment Reporting and Geographic Areas

Our operations consist of one reportable segment. All of the Company’s revenue is attributable to customers located in the United States, and all of the Company’s long-lived assets are located in the United States.

Employees

As of December 31, 2011, we had 1,213 employees, which consisted of 109 pathologists, 915 laboratory technicians and staff, 49 corporate office personnel and 123 sales, marketing and client service personnel. In addition to our 109 employed pathologists, we have contractual arrangements with a physician practice that, as of December 31, 2011, employed 17 pathologists, each of which exclusively provides pathology services to our Alabama laboratory. None of our employees are subject to collective bargaining agreements. We consider our relationships with our employees to be good.

ITEM 1A. RISK FACTORS.

The statements under this heading describe the most significant risks to the Company’s business identified by management and should be considered carefully in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” included in Part II, Item 7 and Part II, Item 8, respectively, of this Annual Report on Form 10-K.

The following is a discussion of risks and uncertainties that the Company believes could, individually or in the aggregate, cause its actual results to differ materially from expected and past results. However, predicting or identifying all such risks and uncertainties is not possible. As a result, the following factors should not be considered to be a complete discussion of the Company’s risks and uncertainties.

Risks Relating to Our Business

Changes in medical treatment, reimbursement rates and other market conditions in the dermatopathology market could adversely affect our business.

We derive a significant portion of our revenue from our dermatopathology subspecialty, which makes us particularly sensitive to changes in medical treatment, reimbursement rates and other market conditions in the dermatopathology market. Our revenue is particularly sensitive to changes that affect the number of or reimbursement for dermatopathology-related services. In 2011, we derived approximately 41 percent of our revenue from our dermatopathology subspecialty services, primarily from biopsies of the skin. If there is a significant development in the prevention of skin cancer, or an adverse development in the reimbursement rate for skin biopsies, it could have a material adverse effect on our business.

Changes in regulation and policies may adversely affect reimbursement for diagnostic services and could have a material adverse impact on our business.

Reimbursement levels for health care services are subject to continuous and often unexpected changes in policies, and we face a variety of efforts by government payors to reduce utilization and reimbursement for diagnostic testing services. Changes in governmental reimbursement may result from statutory and regulatory changes, retroactive rate adjustments, administrative rulings, competitive bidding initiatives, and other policy changes.

In 2010, the U.S. Congress passed legislation relating to health care reform, including the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Affordability Reconciliation Act of 2010, or HCEARA. While the comprehensive health reform legislation passed by the U.S. Congress and signed into law by the President in 2010 did not adversely affect reimbursement for our anatomic pathology services, this legislation provides for two separate reductions in the reimbursement rates for our clinical laboratory services: a “productivity adjustment” (which was 1.2 percent for 2011), and an additional 1.75 percent reduction. Each of these would reduce the annual Consumer Price Index-based update that would otherwise determine our reimbursement for clinical laboratory services. In addition, in the recently passed Middle Class Tax Relief and Job Creation Act of 2012, Congress mandated an additional change in the reimbursement for clinical laboratory services. That legislation requires CMS to rebase the clinical laboratory fee schedule to effect an additional two percent reduction in clinical laboratory fees.

The U.S. Congress has considered, at least yearly in conjunction with budgetary legislation, changes to one or both of the Medicare fee schedules under which we receive reimbursement, which include the physician fee schedule and the clinical laboratory fee schedule. For example, currently there is no copayment or coinsurance required for clinical laboratory services, although there is for our physician services. However, Congress has periodically considered imposing a 20 percent coinsurance on clinical laboratory services. If enacted, this would require us to attempt to collect this amount from patients, although in many cases the costs of collection would exceed the amount actually received.

Reimbursement for our anatomic pathology services is governed by the SGR formula. As the use of this formula often results in a significant reduction in reimbursement for all physician services, Congress usually acts each year to prevent the full amount of such reductions from taking effect. In 2010, Congress acted to prevent reductions in reimbursement through December 31, 2011. The SGR formula was used again to calculate the 2012 Medicare physician fee schedule resulting in scheduled reimbursement cuts of 27 percent. However, on December 23, 2011, Congress took action to delay the implementation of these reductions through February 29, 2012. Once again, before that implementation delay expired on February 29, 2012, Congress passed legislation late in February that prevents the implementation of these scheduled reductions and continues existing rates for an additional 10 months, through December 31, 2012.

A substantial portion of our anatomic pathology services are billed under a single code (CPT 88305) and our revenue and business may be adversely affected if the reimbursement rate associated with that code is reduced. For example, in the Final 2012 Rule, CMS requested that the American Medical Association’s RVS Update Committee (RUC) reexamine the relative value units (RVUs) for certain common pathology codes, including CPT 88305, which is the most common code for which we bill. RVUs are used to calculate physician reimbursement, and a reduction in the RVUs for common pathology codes could result in a reduction in physician reimbursement and have a negative impact on our business and results of operations. We do not know at this time what action the RUC will recommend after reviewing these codes. Even when reimbursement rates are not reduced, policy changes add to our costs by increasing the complexity and volume of administrative requirements. Medicaid reimbursement, which varies by state, is also subject to administrative and billing requirements and budget pressures. Recently, state budget pressures have caused states to consider several policy changes that may impact our financial condition and results of operations, such as delaying payments, reducing reimbursement, restricting coverage eligibility and service coverage, and imposing taxes on our services.

Other legislative changes have been proposed since the passage of health care reform that could also affect reimbursement for our services. The Budget Control Act of 2011 created a Joint Select Committee on Deficit Reduction, which was tasked with recommending proposals to reduce spending. If the Joint Committee was unable to achieve a targeted deficit reduction of at least $1.5 trillion for the years 2013 through 2021, or Congress did not pass the Committee’s recommendations without amendment by December 23, 2011, the law called for automatic across-the-board cuts to most discretionary programs to be triggered. Automatic cuts also would be made to Medicare, and would result in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013. Ultimately, the Joint Committee was not able to agree on a set of deficit reduction recommendations for Congress to vote on. Consequently, cuts are scheduled beginning in the 2013, unless Congress acts to undo or delay the sequestration.

Increased internalization of diagnostic testing by our clients or patients, including the use of new testing technologies by our clients or patients, could adversely affect our business.

Our clients, such as referring physicians and hospitals, may internalize diagnostic testing or technologies that have historically been performed by diagnostic laboratory companies like us. Our industry has experienced a recent market trend in which physicians and hospitals perform the technical and/or professional components of their laboratory testing needs in their own offices. If this trend continues or becomes more pronounced and our clients internalize diagnostic testing functions or technologies that we currently perform or use, and we do not develop new or alternative functions or technologies that are attractive to our clients, it may reduce the demand for our diagnostic testing services and adversely affect our business.

In addition, advances in technology may lead to the development of more cost-effective tests that can be performed outside of a commercial laboratory such as: point-of-care tests that can be performed by physicians in their offices; tests that can be performed by hospitals in their own laboratories; or home testing that can be performed by patients in their homes. Any advance in technology could reduce demand for our services or render them obsolete.

Compliance costs associated with the Clinical Laboratory Improvement Amendments of 1988, or CLIA, make it cost-prohibitive for many physicians to operate clinical laboratories in their offices. However, diagnostic tests approved or cleared by the U.S. Food and Drug Administration, or FDA, for home use are automatically deemed to be “waived” tests under CLIA and may be performed by our referring physicians and their patients with minimal regulatory oversight under CLIA. Test kit manufacturers could seek to increase sales to both our referring physicians and their patients of test kits approved by the FDA for point-of-care testing or home use. Development of such technology and its use by our clients

Failure to timely or accurately bill for our services or collect outstanding payments could have a material adverse effect on our business.

Billing for diagnostic services is complex. We bill numerous payors, including physicians, patients, insurance companies, Medicare, and Medicaid, according to applicable law, billing requirements and, as applicable, contractual arrangements. This complexity is further compounded by the fact that we currently generate bills using multiple billing systems and are subject to rapidly changing requirements for auditing, external compliance, and internal compliance policies and procedures. Furthermore, in the future, we may convert the legacy billing systems of businesses we have acquired to one or more common platforms.

Most of our provision for doubtful accounts in 2011, which totaled 6.7 percent of revenue, resulted from the failure of patients to pay their bills, including copayments and deductibles. Failure to timely or correctly bill could lead to lack of reimbursement for services or an increase in the aging of our accounts receivable, which could adversely affect our results of operations. Increases in write-offs of doubtful accounts, delays in receiving payments, potential retroactive adjustments, and penalties resulting from audits by payors would also adversely affect our financial condition. Failure to comply with applicable laws relating to billing governmental health care programs could also lead to various penalties, including exclusion from participation in Medicare or Medicaid programs, asset forfeitures, civil and criminal fines and penalties, and the loss of various licenses, certificates, and authorizations necessary to operate our business, any of which could have a material adverse effect on our business.

Our use of multiple billing systems and the potential conversion of legacy systems of businesses we have acquired may result in inconsistent data, slower collections, exposure to billing compliance violations and unexpected down times for releasing bills for payment.

Non-governmental third-party payors have taken steps to control the utilization and reimbursement of diagnostic services.

We face efforts by non-governmental third-party payors, including health plans, to reduce utilization of diagnostic testing services and reimbursement for diagnostic services. For instance, third-party payors often use the payment amounts under the Medicare fee schedules as a reference in negotiating their payment amounts. As a result, a reduction in Medicare reimbursement rates could result in a reduction in the reimbursements we receive from such third-party payors. Changes in test coverage policies of and reimbursement from other third-party payors may also occur independently from changes in Medicare. Such reimbursement and coverage changes in the past have resulted in reduced prices, added costs and reduced accession volume and have added more complex and new regulatory and administrative requirements.

The health care industry has also experienced a trend of consolidation among health insurance plans, resulting in fewer, larger health plans with significant bargaining power to negotiate fee arrangements with health care providers like us. Some of these health plans, as well as independent physician associations, have demanded that laboratories accept discounted fee structures or assume a portion or all of the financial risk associated with providing diagnostic testing services to their members through capitated payment arrangements. In addition, some health plans have limited the preferred provider organization or point-of-service laboratory network to only a single national laboratory to obtain improved fee-for-service pricing. The increased consolidation among health plans also has increased the potential adverse impact of ceasing to be a contracted provider with any such insurer.

We expect that efforts to reduce reimbursements, impose more stringent cost controls and reduce utilization of diagnostic testing services will continue. These efforts may have a material adverse effect on our business and results of operations.

Changes in payor mix may adversely affect reimbursement for diagnostic services and could have a material adverse impact on our business.

Most of our services are billed to a party other than the physician that ordered the test. In 2009, 2010 and 2011, based on cash collections, we estimate that we received 25 percent, 27 percent and 27 percent, respectively, of our revenue from Medicare and Medicaid. In 2011, based on cash collections, we estimate that 57 percent of our revenue was paid by non-governmental third-party payors, including health plans. If we bill a higher percentage of our services to payors who reimburse at rates lower than our current payors, our results of operations and financial condition would suffer.

Changes in the mix of diagnostic testing services that we provide have and could continue to negatively impact our net revenue per accession and our profitability.

We typically provide global pathology services in which we provide both the technical component and the professional component of services with respect to our accessions. Recently, increasing numbers of referring physicians have converted to arrangements in which we perform only the technical component or the professional component of services with respect to our accessions, as opposed to global pathology services. In these cases, our net revenue per accession has declined due to the fact that we no longer receive the entire global fee for the service, but instead receive fees for only the technical component or the professional component of each accession. If the volume or percentage of accessions for which we perform global pathology services decreases, it could continue to decrease our average net revenue per accession and gross profit percentage.

Diagnostic testing services that we perform in certain subspecialties involving clinical lab services, such as women’s health pathology, have lower average net revenue per accession and gross profit percentage than those in other subspecialties. A change in our service mix that resulted in an increase in the percentage of services we perform in women’s health pathology could result in a decrease in our average net revenue per accession and gross profit percentage. We expect the average revenue per accession of our organic business to continue to decline primarily as the result of changes in service mix, including our growth in women’s health pathology services. In addition, our growth rates and average revenue per accession may be positively or negatively impacted by the reimbursement market, service mix and average revenue per accession of acquisitions completed in the future.

Our financial and billing systems limit our ability to monitor and precisely report historical revenue by subspecialty. This inability, which could continue into future periods, may make it difficult or impossible for us to accurately assess changes in our service mix or the impact of such changes.

Integration of our operations with newly acquired businesses may be difficult and costly.

Since our inception, we have acquired 22 existing diagnostic services businesses. We expect to evaluate potential strategic acquisitions of diagnostic services and other businesses that might augment our existing specialized diagnostic testing services. These acquisitions have involved and could continue to involve the integration of a separate company that previously operated independently and had different systems, processes and cultures. As such, we have not yet completed the integration of several of our past acquisitions. In particular, many of our operations, such as our laboratory information systems and billing systems, are not yet standardized and some aspects of the day-to-day operations of our laboratories continue to be conducted on a decentralized basis.

The process of integrating businesses we acquire may substantially disrupt both our existing businesses and the businesses we acquire. This disruption may divert management from the operation of our business or may cause us to lose key employees or clients. Additionally, we may have difficulty consolidating facilities and infrastructure, standardizing information and other systems and coordinating geographically-separated facilities and workforces, resulting in a decline in the quality of services.

Any past or future acquisitions, and the related integration efforts, may be difficult, costly or unsuccessful. In each case, our existing business and the businesses we acquire may be adversely affected. Even if we are able to successfully integrate businesses we have acquired, we may not be able to realize the benefits that we expect from them.

Businesses we acquire may have significant unknown or contingent liabilities that could adversely impact our operating results.

Businesses we acquire may have unknown or contingent liabilities or liabilities that are in excess of the amounts that we originally estimated. Although we generally seek indemnification from the sellers of businesses we acquire for matters that are not properly disclosed to us, we may not successfully obtain indemnification. Even in cases where we are able to obtain indemnification, we may be subject to liabilities greater than the contractual limits of our indemnification or the financial resources of the indemnifying party. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification, this could adversely impact our operating results.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include customer relationships, healthcare facility agreements and non-compete agreements acquired in acquisitions, were approximately $150.1 million at December 31, 2011, representing 24.7 percent of our total assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was $375.1 million at December 31, 2011, representing approximately 61.8 percent of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, under Financial Accounting Standards Board Statement (FASB) Accounting Standards Codification 350, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in performance of the acquired company, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The amount of any impairment must be written off. We evaluated our recorded goodwill and identifiable intangible assets as of September 30, 2009, 2010 and 2011, which resulted in our recording impairment charges of $8.0 million, $4.9 million and $24.5 million, respectively. We may not ever realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.

Failure of our IT or communication systems, or the failure of these systems to keep pace with technological advances or changes in regulation and policies related to our IT or communication systems, could adversely impact our business.

Our laboratory operations depend significantly on the uninterrupted performance of our IT and communication systems. Sustained system failures or interruption of our systems in one or more of our laboratories could disrupt our ability to process laboratory requisitions, handle client service, perform testing, provide our reports or test results in a timely manner, or bill the appropriate party for our services.

Our efforts to invest in new or improved IT systems and billing systems may be costly, and require time and resources for implementation. While we have begun implementing a plan to standardize and improve our laboratory information systems and billing systems, we expect that it will take several years to complete full implementation. Our efforts to invest in new or improved IT systems and billing systems may not ultimately be successful, and our failure to properly implement our plan to standardize and improve our laboratory information systems and billing systems could adversely impact our business.

Public and private initiatives to create electronic medical record standards and to mandate standardized coding systems for the electronic exchange of information, including test orders and test results, could require costly modifications to our existing IT systems. We expect that any standards that might be adopted or implemented would allow us adequate time to comply with such standards. However, any failure or delay in implementing standards may result in a loss of clients and business opportunities, which could adversely impact our business.

Failure to adequately safeguard data, including patient data that is subject to regulations related to patient privacy, could adversely impact our business.

The success of our business depends on our ability to obtain, process, analyze, maintain and manage data, including sensitive information such as patient data. If we do not adequately safeguard that information and it were to become available to persons or entities that should not have access to it, our business could be impaired, our reputation could suffer and we could be subject to fines, penalties and litigation. Although we have implemented security measures, our infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by our clients or others that could result in interruption, delay or cessation of service. Break-ins, whether electronic or physical, could potentially jeopardize the security of confidential client and supplier information stored physically at our locations or electronically in our computer systems. Such an event could damage our reputation, cause us to lose existing clients and deter potential clients. It could also expose us to liability to parties whose security or privacy has been infringed, to regulatory actions by CMS or HHS, or to civil or criminal sanctions. The occurrence of any of the foregoing events could adversely impact our business.

The American Recovery and Reinvestment Act of 2009 imposed additional obligations on health care entities with respect to data privacy and security, including new notifications in case of a breach of privacy and security standards. We are unable to predict the extent to which these new obligations may prove technically difficult, time-consuming or expensive to implement.

Failure to attract and retain experienced and qualified personnel could adversely affect our business.

Our success depends on our ability to attract, retain and motivate experienced anatomic pathologists, histotechnologists, cytotechnologists, skilled laboratory and IT staff, experienced sales representatives and other personnel. Competition for these employees is strong, and if we are not able to attract and retain qualified personnel it would have a material adverse effect on our business.

We are dependent on the expertise of our local medical directors and our executive officers. The loss of these individuals could have a material adverse effect on our business.

Our sales representatives have developed and maintain close relationships with a number of health care professionals, and our specialized approach to marketing our services positions our sales representatives to have a deep knowledge of the needs of the referring physicians they serve. Given the nature of the relationships we seek to develop with our clients, losses of sales representatives may cause us to lose clients.

Failure to adequately scale our infrastructure to meet demand for our diagnostic services or to support our growth could create capacity constraints and divert resources, resulting in a material adverse effect on our business.

Increases in demand for our diagnostic services, including unforeseen or significant increases in demand due to client or accession volume, could strain the capacity of our personnel and infrastructure. Any strain on our personnel or infrastructure could lead to inaccurate test results, unacceptable turn-around times or client service failures. Furthermore, although we are not currently subject to these capacity constraints, if demand increases for our diagnostic services, we may not be able to scale our personnel or infrastructure accordingly. Any failure to handle increases in demand, including increases due to client or accession volumes, could lead to the loss of established clients and have a material adverse effect on our business.

We intend to expand by establishing laboratories in additional geographic markets. In addition to acquisition or development costs, this will require us to spend considerable time and money to expand our infrastructure and to hire and retain experienced anatomic pathologists, histotechnologists, cytotechnologists, skilled laboratory and IT staff, experienced sales representatives, client service associates and other personnel for our additional laboratories. We will also need federal, state and local certifications, as well as supporting operational, logistical and administrative infrastructure. Even after new laboratories are operational, it may take time for us to derive the same economies of scale we have in our existing laboratories. Moreover, we may suffer reduced economies of scale in our existing laboratories as we seek to balance the amount of work allocated to each facility and expand those laboratories. An expansion of our laboratories or systems could divert resources, including the focus of our management, away from our current business.

Failure to effectively continue or manage our strategic and organic growth could cause our growth rate to decline.

Our business strategy includes continuing to selectively acquire existing diagnostic services businesses. Since our inception, we have acquired 22 existing diagnostic services businesses. To continue this strategic growth, we will need to continue to identify appropriate businesses to acquire and successfully undertake the acquisition of these businesses on reasonable terms. Consolidation and competition within our industry, among other factors, may make it difficult or impossible to identify businesses to acquire on a timely basis, or at all. In particular, the competition to acquire independent private labs and pathology groups has increased. In addition to historical competitors such as national lab companies, regional hospital centers and specialty lab companies, a number of private equity firms have recently made initial investments in the laboratory industry and may become potential competitors to our efforts to source new acquisitions. Our inability to continue our strategic growth would cause our growth rate to decline and could have a material adverse effect on our business.

We also seek to continue our organic growth through the expansion of our sales force, the development of de novo laboratories, strategic extension of our operations into markets such as long-term care, and the inclusion of new clinical and molecular tests in our testing menu. Because of limitations in available capital and competition within our industry, among other factors, we may not be able to implement any or all of these organic growth strategies on a reasonable schedule, or at all. Our failure to continue our organic growth would cause our growth rate to decline and could have a material adverse effect on our business.

Our net revenue has grown from $3.5 million in 2006 to $277.5 million in 2011. To manage our growth, we must continue to implement and improve our operational and financial systems and to expand, train, manage and motivate our employees. We may not be able to effectively manage the expansion of our operations, and our systems, procedures or controls may not be adequate to support our operations. Our management may not be able to rapidly scale the infrastructure necessary to exploit the market opportunity for our services. Our inability to manage growth could have a material adverse effect on our business.

Failure to participate as a provider with payors or operating as a non-contracted provider could have a material adverse effect on our business.

The health care industry has experienced a trend of consolidation among health care insurers, resulting in fewer, larger insurers with significant bargaining power in negotiating fee arrangements with health care providers like us. Managed care providers often restrict their contracts to a small number of laboratories that may be used for tests ordered by physicians in the managed care provider’s network. If we do not have a contract with a managed care provider, we may be unable to gain those physicians as clients, and it could adversely affect our business.

In cases in which we do contract with a specified insurance company as a participating provider, we are considered “in-network,” and the reimbursement of third-party payments is governed by contractual relationships.

In cases in which we do not have a contractual relationship with an insurance company or we are not an approved provider for a government program, we have no contractual right to collect for our services and such payors may refuse to reimburse us for our services. This could lead to a decrease in accession volume and a corresponding decrease in our revenue. In instances where we are an out-of-network provider, reductions in reimbursement rates for non-participating providers could also adversely affect us. Third-party payors with whom we do not participate as a contracted provider may also require that we enter into contracts, which may have pricing and other terms that are materially less favorable to us than the terms under which we currently operate. While accession volume may increase as a result of these contracts, our revenue per accession may decrease.

Use of our diagnostic services as a non-participating provider also typically results in greater copayments for the patient unless we elect to treat them as if we were a participating provider in accordance with applicable law. Treating such patients as if we were a participating provider may adversely impact results of operations because we may be unable to collect patient copayments and deductibles. In some states, applicable law prohibits us from treating these patients as if we were a participating provider. As a result, referring physicians may avoid use of our services, which could result in a decrease in accession volume and adversely affect revenue.

Our revenue are dependent on us receiving reimbursements from third-party payors and our failure to qualify for or obtain reimbursements from third-party payors could have a material adverse effect on our business.

Our ability to qualify for or obtain reimbursement from third-party payors is dependent on factors that may include, among other things, our compliance with the terms of applicable agreements with such third-party payors, our compliance with applicable laws, our participation in government payor programs and our satisfaction of necessary billing standards. Our failure to qualify for or obtain reimbursements from third-party payors could undermine our ability to generate revenue and have a material adverse effect on our business.

Failure to raise additional capital or generate the significant capital necessary to continue our growth could reduce our ability to compete and could harm our business.

We expect that our existing cash and cash equivalents, together with the availability under our amended senior secured credit facility, will be sufficient to meet our anticipated cash needs until 2013. After that, we may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we need additional capital and cannot raise it on acceptable terms, we may not, among other things, be able to:

•	continue to expand our sales and marketing and research and development organizations;

•	develop or acquire complementary technologies, services, products or businesses;

•	expand operations both organically and through acquisitions;

•	hire, train and retain employees; or

•	respond to competitive pressures or unanticipated working capital requirements.

Our failure to do any of these things could seriously harm our business, financial condition and results of operations.

We may be unable to obtain, maintain or enforce our intellectual property rights and may be subject to intellectual property litigation that could adversely impact our business.

We may be unable to obtain or maintain adequate proprietary rights for our products and services or to enforce our proprietary rights successfully, and we cannot assure you that our products or methods do not infringe the intellectual property rights of third parties. Infringement and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial costs and harm our reputation. Such claims and proceedings could also distract and divert management and key personnel from other tasks important to the success of our business. In the event of an adverse determination in an intellectual property suit or proceeding, or our failure to license essential technology, our sales could be harmed and/or our costs could increase, which would harm our financial condition.

We have a limited operating history, which may make it difficult to accurately evaluate our business and prospects.

We commenced operations in June 2006. As a result, we have a limited operating history upon which to accurately predict our potential revenue. Our revenue and income potential and our ability to expand our business into additional anatomic pathology specialties and markets are still unproven. As a result of these factors, the future revenue and income potential of our business is uncertain. Although we have experienced significant revenue growth since our inception, we may not be able to sustain this growth. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our stage of development, some of which include our ability to:

•	execute our business model;

•	create brand recognition;

•	respond effectively to competition;

•	manage growth in our operations;

•	respond to changes in applicable government regulations and legislation;

•	access additional capital when required; and

•	attract and retain key personnel.

Current economic conditions, including the current recession in the United States and the worldwide economic slowdown, as well as further disruptions in the financial markets, could adversely impact our operating results and financial condition.

The current economic recession in the United States and worldwide economic slowdown could adversely affect our operating results and financial condition. Among other things, the potential decline in federal and state revenue that may result from these conditions may create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. The increased job losses and elevated unemployment rates in the United States resulting from the recession could result in a smaller percentage of our patients being covered by commercial payors and a larger percentage being covered by lower-paying Medicaid programs. Employers may also begin to select more restrictive commercial plans with lower reimbursement rates. To the extent that payors are adversely affected by a decline in the economy, we may experience further pressure on commercial rates, delays in fee collections and a reduction in the amounts we are able to collect. In addition, if the current turmoil in the financial markets continues, interest rates may increase and it could become more difficult to obtain credit in the future. Any or all of these factors, as well as other consequences of the current economic conditions which currently cannot be anticipated, could adversely impact our operating results and financial condition.

Competition in our industry from existing or new companies and failure to obtain and retain clients could have a material adverse impact on our business.

Our success depends on our ability to obtain and retain clients and maintain accession volume. A reduction in the number of our clients, or in the tests ordered or specimens submitted by our clients, without offsetting increases or growth, could impact our ability to maintain or grow our business and could have a material adverse effect on our business.

While there has been significant consolidation in recent years in the diagnostic testing industry, the industry remains fragmented and highly-competitive both in terms of price and service. We primarily compete with various clinical test providers, anatomic pathology practices, hospital-affiliated laboratories, commercial clinical laboratories and physician-office laboratories. This competition is based primarily on price, clinical expertise, quality of service, client relationships, breadth of testing menu, speed of turnaround of test results, reporting and IT systems, reputation in the medical community and ability to employ qualified personnel. Some of our competitors may have greater technical, financial and other resources than we do. Our failure to successfully compete on any of these factors could result in a loss of clients and adversely affect our ability to grow.

Replication of our business model by competitors may adversely affect growth and profitability. Barriers to entry in anatomic pathology markets include the need to form strong relationships with referring physicians, hire experienced pathologists, make capital investments and acquire IT. These barriers may not be sufficient to prevent or deter new entrants to our market, and competitors could replicate or improve some or all aspects of our business model and either cause us to lose market share in the areas where we compete or inhibit our growth, which could have a material adverse effect on our business.

Failure to acquire rights to new technologies, products or tests, or discontinuations or recalls of existing technologies, products or test, could negatively impact our testing volume and net revenues.

The diagnostic testing industry is characterized by rapid changes in technology, frequent introductions of new products and diagnostics tests and evolving industry standards and client demands for new diagnostic technologies. Other companies or individuals, including our competitors, may obtain patents or other intellectual property rights that could prevent, limit or interfere with our ability to develop, perform or sell our tests or operate our business or increase our costs. Advances in technology may result in the creation of enhanced diagnostic tools that enable other laboratories, hospitals, physicians, patients or third parties to provide specialized diagnostic services that are superior to ours or more patient-friendly, efficient or cost-effective. These developments may result in a decrease in the demand for our tests or cause us to reduce the prices for our tests. We may be unable to develop or introduce new tests on our own, which means that our success may depend, in part, on our ability to license new and improved technologies on favorable terms. We may be unable to continue to negotiate acceptable licensing arrangements, and arrangements that we do conclude may not yield commercially successful diagnostic tests. If we are unable to acquire rights to these testing methods at competitive rates, our research and development costs may increase as a result. In addition, if we are unable to develop and introduce, or acquire rights to, new tests, technology and services to expand our testing business, our testing methods may become outdated when compared with our competition and our testing volume and revenues may be materially and adversely affected.

From time to time, manufacturers discontinue or recall reagents, test kits or instruments we use to perform diagnostic services. Such discontinuations or recalls could adversely affect our costs, testing volume and revenues.

Our Principal Equityholders may have interests that differ from your interests.

Circumstances may occur in which the interests of our equityholders could be in conflict with those of our noteholders. For example, our equityholders, including KRG Capital Partners and Summit Partners, may have an interest in pursuing acquisitions, divestitures, financing or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our noteholders. Additionally, certain of our equityholders, including KRG Capital Partners and Summit Partners, have significant knowledge of our business operations and strategy and are not prohibited from making investments in any of our competitors.

Regulatory Risks

New and proposed federal or state health care reform measures could adversely affect our operating results and financial condition.

The U.S. Congress and state legislatures continue to focus on health care reform. Together, the recently-enacted PPACA and HCEARA comprise a broad health care reform initiative, which is only beginning to be implemented, and changes to the legislation are being discussed in Congress. It is also unclear how the states will implement certain requirements that are applicable to them. In addition, several lawsuits challenging various parts of the health care reform laws are also working their way through the courts, and may ultimately be decided by the U.S. Supreme Court.

We cannot predict whether the federal and state health care reform legislation that has been enacted will have a material impact on us. Further, we cannot predict whether federal or state governments will enact any additional laws to effect health care reform and, if any such new laws were enacted, what their terms would be and whether or in what ways any new laws would affect us. However, it is possible that new laws could increase our costs, decrease our revenue, expose us to expanded liability or require us to revise the ways in which we conduct our business, any of which could adversely affect our operating results and financial condition.

If we fail to comply with the complex federal, state and local government laws and regulations that apply to our business, we could suffer severe consequences that could adversely affect our operating results and financial condition.

Our operations are subject to extensive federal, state and local government regulations, all of which are subject to change. These government laws and regulations currently include, among others, those described under the heading “Government Regulation and Compliance Infrastructure” in section Part I, Item 1. Business, in this Annual Report.

We believe that we operate in material compliance with these laws and regulations. However, these laws and regulations are complex and, among other things, practices that are permissible under federal law may not be permissible in all states. In addition, these laws and regulations are subject to interpretation by courts and enforcement agencies. Our failure to comply could lead to civil and criminal penalties, exclusion from participation in Medicare and Medicaid, and possible prohibitions or restrictions on our laboratories’ ability to provide diagnostic services, and any such penalties, exclusions, prohibitions or restrictions could have a material adverse effect on our arrangements with managed care organizations and private payors.

If we fail to comply with state corporate practice of medicine laws, we could suffer severe consequences.

The laws of many states prohibit business corporations, including us and our subsidiaries, from owning corporations that employ physicians, or from exercising control over the medical judgments or decisions of physicians. These laws and their interpretations vary from state to state and are enforced by both the courts and regulatory authorities, each with broad discretion. The manner in which we operate each practice is determined primarily by the corporate practice of medicine restrictions of the state in which the practice is located, other applicable regulations and commercial considerations.

We believe that we are currently in material compliance with the corporate practice of medicine laws in each of the states in which we operate. Nevertheless, it is possible that regulatory authorities or other parties may assert that we are engaged in the unauthorized corporate practice of medicine. If such a claim were successfully asserted in any jurisdiction, we could be subject to civil and criminal penalties, which could exclude us from participating in Medicare, Medicaid and other governmental health care programs, or we could be required to restructure our contractual and other arrangements.

Failure to comply with complex federal and state laws and regulations related to submission of claims for our services could result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid programs.

Our failure to comply with applicable laws and regulations could result in our inability to receive payment for our services or result in attempts by third-party payors, such as Medicare and Medicaid, to recover payments from us that have already been made. Submission of claims in violation of certain statutory or regulatory requirements can result in penalties, including civil money penalties of up to $10,000 for each item or service billed to Medicare in violation of the legal requirement, and exclusion from participation in Medicare and Medicaid. Government authorities may also assert that violations of laws and regulations related to submission of claims violate the federal False Claims Act or other laws related to fraud and abuse, including submission of claims for services that were not medically necessary. We could be adversely affected if it was determined that the services we provided were not medically necessary and not reimbursable, particularly if it were asserted that we contributed to the physician’s referrals of unnecessary services to us. It is also possible that the government could attempt to hold us liable under fraud and abuse laws for improper claims submitted by an entity for services that we performed if we were found to have knowingly participated in the arrangement that resulted in submission of the improper claims.

Our business could be harmed by the loss or suspension of a license or imposition of a fine or penalties under, or future changes in, the law or regulations of the Clinical Laboratory Improvement Amendments or those of Medicare, Medicaid or other federal, state or local agencies.

The diagnostic testing industry is subject to extensive regulation, and many of these statutes and regulations have not been interpreted by the courts. CLIA requires that laboratories be certified by the federal government or by a federally-approved accreditation agency every two years. CLIA mandates specific standards in the areas of personnel qualifications, administration, proficiency testing, patient test management, quality control, quality assurance and inspections. CLIA regulations include special rules applicable to cytology testing, such as pap smears, including workload limits, specialized proficiency testing requirements that apply not just to the laboratory, but also to the individuals performing the tests, specialized personnel standards and quality control procedures. A laboratory may be sanctioned based on its failure to participate in an acceptable proficiency testing program, unsatisfactory performance in proficiency testing or for prohibited activities related to proficiency testing, such as failing to test the proficiency testing samples in the same manner as patient specimens or communicating with other laboratories regarding proficiency testing results. The sanction for failure to comply with CLIA requirements, including proficiency testing violations, may be suspension, revocation or limitation of a laboratory’s CLIA certificate, as well as the imposition of significant fines and criminal penalties. While imposition of certain CLIA sanctions may be subject to appeal, few, if any, such appeals have been successful. A CLIA certificate is necessary to conduct business. As a result, any CLIA sanction or our failure to renew a CLIA certificate could have a material adverse effect on our business. Although each laboratory facility is separately certified by CLIA, if the CLIA certificate of any our laboratories is revoked, CMS could seek revocation of our other laboratories’ CLIA certificates based on their common ownership or operation with the laboratory facility whose certificate was revoked. Some states have enacted analogous state laws that are stricter than CLIA.

Changes in laws and regulations that address billing arrangements for our services could have a material adverse effect on our revenue.

While we do not bill referring physicians for our services when those services are covered under a government program, in some cases, we do, where permissible, bill referring physicians for services that are not covered under a government program. Laws and regulations in several states currently preclude us from billing referring physicians, either by requiring us to bill directly the third-party payor or other person ultimately responsible for payment for the service, or by prohibiting or limiting the referring physician’s or other purchaser’s ability to bill a greater amount than the amount paid for the service. An increase in the number of states whose laws prevent such arrangements could adversely affect us by encouraging physicians to furnish such services directly. Currently, Medicare does not require beneficiaries to pay coinsurance for clinical laboratory testing or subject such tests to a deductible. From time to time, legislation has been proposed that would subject diagnostic services to coinsurance and deductibles. Such legislation could be enacted in the future. Legislation subjecting diagnostic services to coinsurance or deductibles could adversely affect our revenue given the anticipated difficulty in collecting such amounts from Medicare beneficiaries. In addition, we could be subject to potential fraud and abuse violations if adequate procedures to bill and collect copayments were not established and followed.

We are increasingly subject to initiatives to recover improper payments and overpayments and such initiatives could result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid programs.

Government payors have increased initiatives to recover improper payments and overpayments. For example, in March 2005, CMS initiated a demonstration project using Recovery Audit Contractors, or RACs, who are paid a contingent fee to detect and correct improper Medicare payments. As part of their duties, RACs collect overpayments from Medicare providers, including those providers who were paid for services that were not medically necessary or were incorrectly coded. As of January 1, 2010, the RAC program began to operate throughout the United States on a permanent basis, and they were granted the authority to pursue improper payments made on or after October 1, 2007. In addition, state Medicaid Programs will now also be required to have their own RAC programs. Furthermore, in 2011, CMS finalized a rule that will implement significant anti-fraud provisions included in the health care reform legislation, which will, among other things, strengthen current limits on who can enroll as a provider under Medicare, allow Medicare to suspend payments where a credible allegation of fraud exists, and permit Medicare and Medicaid to implement a temporary moratorium on new providers when necessary to prevent fraud and abuse.

Governmental investigations to which we may become subject could have a material adverse effect on our business.

Governmental investigations of laboratories have been ongoing for a number of years and are expected to continue. In fact, a substantial increase in funding of Medicare and Medicaid program integrity and anti-fraud efforts has been proposed. Investigations of our laboratories, regardless of their outcome, could damage our reputation and adversely affect important business relationships that we have with third parties, as well as have a material adverse effect on our business.

Failure to comply with environmental, health and safety laws and regulations could adversely affect our ability to operate and result in fines, litigation or other consequences.

We are subject to licensing and regulation under numerous federal, state and local laws and regulations relating to the protection of the environment and human health and safety. Our use, generation, manufacture, handling, transportation, storage and disposal of medical specimens, such as human tissue, infectious and hazardous waste, and radioactive materials, as well as the health and safety of our laboratory employees, are covered under these laws and regulations.

In particular, the federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers, including certain laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These requirements, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and the transmission of, bloodborne pathogens. In addition, the Needlestick Safety and Prevention Act requires, among other things, that we include in our safety programs the evaluation and use of engineering controls such as safety needles if found to be effective at reducing the risk of needlestick injuries in the workplace.

We cannot entirely eliminate the risk of accidental injury, contamination or sabotage from working with hazardous materials or wastes. Our general liability insurance or workers’ compensation insurance policies may not cover damages and fines arising from biological or hazardous waste exposure or contamination. In the event of contamination or injury, we could be held liable for damages or subject to fines in an amount exceeding our resources, and our operations could be suspended or otherwise adversely affected.

Failure to comply with federal, state and local laws and regulations could subject us to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions which would have a material adverse effect on our business. In addition, the current environmental, health and safety requirements applicable to our business, facilities and employees could be revised to become more stringent, and new laws and requirements could be adopted in the future. Thus, compliance with applicable environmental, health and safety laws and regulations could become both more costly and more difficult in the future.

Failure to comply with the Health Insurance Portability and Accountability Act security and privacy regulations may increase our costs.

HIPAA and related regulations establish comprehensive federal standards with respect to the use and disclosure of protected health information by health plans, health care providers and health care clearinghouses. Additionally, HIPAA establishes standards to protect the confidentiality, integrity and availability of protected health information.

Federal privacy regulations restrict our ability to use or disclose patient identifiable laboratory data, without patient authorization for purposes other than payment, treatment or health care operations, as defined by HIPAA. These privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of protected health information, including civil and criminal fines and penalties. We believe we are in substantial compliance with the privacy regulations. However, the documentation and process requirements of the privacy regulations are complex and subject to interpretation and our efforts in this respect are ongoing. Our failure to comply with the privacy regulations could subject us to sanctions or penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we could also incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private information. We have policies and procedures to comply with the HIPAA regulations and state laws. In addition, we must also comply with non-U.S. laws governing the transfer of health care data relating to citizens of other countries.

Changes in regulations or failure to follow regulations requiring the use of “standard transactions” for health care services issued under the Health Insurance Portability and Accountability Act could adversely affect our profitability and cash flows.

Pursuant to HIPAA, the Secretary of HHS has issued final regulations designed to facilitate the electronic exchange of information in certain financial and administrative transactions. HIPAA transaction standards are complex and subject to differences in interpretation by payors. For instance, some payors may interpret the standards to require us to provide certain types of information, including demographic information not usually provided to us by physicians. As a result of inconsistent application of transaction standards by payors or our inability to obtain certain billing information not usually provided to us by physicians, we could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and revenues. Any future requirements for additional standard transactions, such as claims attachments or use of a national provider identifier, could prove technically difficult, time-consuming or expensive to implement.

Our business could be adversely impacted by the Centers for Medicare & Medicaid Services’ adoption of the new coding set for diagnoses.

CMS has adopted a new coding set for diagnosis, commonly known as ICD-10, which significantly expands the coding set for diagnoses. The new coding set was to be implemented by October 1, 2013. However, recently HHS announced it would delay implementation indefinitely. We may be required to incur significant expense in implementing the new coding set, and if we do not adequately implement it, our business could be adversely impacted. In addition, if as a result of the new coding set physicians fail to provide appropriate codes for desired tests, we may not be reimbursed for tests we perform.

We may be subject to liability claims for damages and other expenses not covered by insurance that could adversely impact our operating results.

The provision of diagnostic testing services to patients may subject us to litigation and liability for damages based on an allegation of malpractice, professional negligence in the performance of our treatment and related services, the acts or omissions of our employees, or other matters. Our exposure to this litigation and liability for damages increases with growth in the number of our laboratories and tests performed. Potential judgments, settlements or costs relating to potential future claims, complaints or lawsuits could result in substantial damages and could subject us to the incurrence of significant fees and costs. Our insurance may not be sufficient or available to cover these damages, costs or expenses. Our business, profitability and growth prospects could suffer if we face negative publicity or if we pay damages or defense costs in connection with a claim that is outside the scope of any applicable insurance coverage, including claims related to contractual disputes and professional and general liability claims.

Our insurance costs may increase over the next several years, and our coverage may not be sufficient to cover claims and losses.

We maintain a program of insurance coverage against a broad range of risks in our business. In particular, we maintain professional liability insurance, subject to deductibles. The premiums and deductibles under our insurance may increase over the next several years as a result of general business rate increases, coupled with our continued growth. We are unable to predict whether such increases in premiums and deductibles will occur and the amount of any such increases, but such increases could adversely impact our earnings. The liability exposure of operations in the health care services industry has increased, resulting not only in increased premiums, but also in limited liability on behalf of the insurance carriers. Our ability to obtain the necessary and sufficient insurance coverage for our operations upon expiration of our insurance policies may be limited, and sufficient insurance may not be available on favorable terms, if at all. We could be materially and adversely affected by any of the following: our inability to obtain sufficient insurance for our operations; the collapse or insolvency of one or more of our insurance carriers; further increases in premiums and deductibles; and an inability to obtain one or more types of insurance on acceptable terms.

Risks Relating to Our Indebtedness

We are highly leveraged, and our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, and prevent us from meeting our debt obligations, including our obligations under our amended senior secured credit facility, our senior notes and our contingent notes issued in acquisitions.

As of December 31, 2011, our total indebtedness was $317.5 million, including $114.4 million outstanding under our amended senior secured credit facility and $200.0 million outstanding under our senior notes. In addition, as of December 31, 2011, the fair value of contingent consideration issued in our acquisitions was $51.7 million and we had $110.0 million available to be borrowed under our revolving credit facility. Our indebtedness could have important consequences, which could adversely impact our business, results of operations and financial condition, including:

•	increase our vulnerability to general adverse economic and industry positions;

•	subject us to covenants that limit our ability to fund future working capital, capital expenditures, research and development costs and other general corporate requirements;

•

require us to devote a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our ability to obtain additional financing to fund future acquisitions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	impede our ability to obtain the necessary approvals to operate our business in compliance with the numerous laws and regulations to which we are subject;

•	place us at a competitive disadvantage relative to our competitors that have less debt outstanding; and

•

limit our ability to borrow additional funds for operational or strategic purposes (including to fund future acquisitions), among other things, under the financial and other restrictive covenants in our indebtedness.

Our revolving credit facility bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations.

Despite our current indebtedness levels, we and our subsidiaries may be able to incur substantially more debt.

We and our subsidiaries may be able to incur substantially more additional indebtedness in the future, including our access to approximately $110.0 million of unused available borrowing capacity under our amended senior secured revolving credit facility. Although the terms of our debt agreements contain covenants limiting indebtedness, these covenants are subject to a number of significant exceptions and qualifications, and if we incur additional debt, secure existing or future debt, or recapitalize our debt, we might further exacerbate the risks associated with our substantial indebtedness.

The agreements governing our amended senior secured credit facility and senior notes contains, and future debt agreements may contain, various covenants that limit our discretion in the operation of our business, and our failure to comply with these covenants could result in an acceleration of our indebtedness.

Our agreements and the related instruments governing borrowings under our amended senior secured credit facility and senior notes contain, and the agreements and instruments governing any future debt agreements of ours may contain, various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios and restrict our ability to:

•	incur more debt;

•	redeem or repurchase stock, pay dividends or make other distributions;

•	make certain investments;

•	create liens;

•	enter into transactions with affiliates;

•	make acquisitions;

•	merge or consolidate;

•	transfer or sell assets; and

•	make fundamental changes in our corporate existence and principal business.

In addition, events beyond our control could affect our ability to comply with and maintain the financial tests and ratios contained in these documents. Any failure by us to comply with or maintain all applicable financial tests and ratios and to comply with all applicable covenants could result in an event of default with respect to our amended senior secured facility, our senior notes or future debt agreements. This could lead to the acceleration of the maturity of our outstanding loans or notes and the termination of the commitments to make further extensions of credit. Even if we are able to comply with all applicable covenants, the restrictions on our ability to operate our business at our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financing, mergers, acquisitions and other corporate opportunities.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We lease our corporate headquarters at 11025 RCA Center Drive, Suite 300, Palm Beach Gardens, FL 33410 (approximately 12,700 square feet), and we lease 37 other facilities: eleven in Florida, one in New York, three in Nevada, one in New Jersey, one in Arizona, three in Michigan, one in New Hampshire, two in Massachusetts, one in Minnesota, one in Texas, one in Georgia, six in Alabama, two in Virginia, one in South Carolina and two in North Carolina. These facilities are used for laboratory operations, administrative, billing and collections operations and storage space. The 38 facilities have lease terms expiring from 2012 to 2021. We also own one commercial condominium in Florida, which is used as a draw station and satellite laboratory.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

We are a privately held company and do not currently have any securities listed on any securities exchange. As of March 23, 2012, we have 14 holders of record of our common member units. We have made distributions to our members in accordance with the Aurora Holdings LLC Agreement as described under the heading “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included in this Annual Report. The selected historical consolidated financial data included in this section are not intended to replace the consolidated financial statements and the related notes included in this Annual Report.

The consolidated statements of operations data for the fiscal years 2009, 2010 and 2011, and consolidated balance sheet data as of fiscal year end 2010 and 2011, were derived from Aurora Holdings’ audited consolidated financial statements that are included elsewhere in this Annual Report. The consolidated statements of operations data for the fiscal years ended December 31, 2007 and 2008 and consolidated balance sheet data as of December 31, 2007, 2008 and 2009, were derived from Aurora Holdings’ audited consolidated financial statements not included in this Annual Report. As indicated in Management’s Discussion and Analysis of Financial Condition and Results of Operations and disclosed in the audited consolidated financial statements, since inception, we have made a number of acquisitions. The selected historical consolidated financial data includes the results of operations of those acquisitions subsequent to the acquisition date. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx
	Year Ended December 31,
	2007	2008	2009	2010	2011
	(in thousands)
Net revenue	$63,451	$157,850	$171,565	$212,837	$277,494

Operating costs and expenses:
Cost of services	27,480	66,382	71,778	96,868	126,259
Selling, general and administrative expenses(1)	15,172	34,358	36,854	49,141	65,547
Provision for doubtful accounts	2,378	8,037	9,488	12,393	18,474
Intangible asset amortization expense	5,721	14,308	14,574	18,946	23,065
Management fees	644	1,559	1,778	2,189	2,846
Impairment of goodwill and other intangible assets(2)	—	—	8,031	4,871	24,471
Write-off of public offering costs (3)	—	—	—	—	4,445
Change in fair value of contingent consideration	—	—	—	983	12,535
Acquisition and business development costs	374	676	1,074	1,032	878

Total operating costs and expenses	51,769	125,320	143,577	186,423	278,520

Income (loss) from operations	11,682	32,530	27,988	26,414	(1,026)

Other income (expense):
Interest expense	(7,114)	(21,577)	(18,969)	(17,041)	(32,545)
Write-off of deferred debt issue costs(4)	(3,451)	—	—	(9,259)	—
Loss on extinguishment of debt(4)	—	—	—	(2,296)	—
Other income (expense)	124	125	28	18	(35)

Total other expense, net	(10,441)	(21,452)	(18,941)	(28,578)	(32,580)

Income (loss) before income taxes	1,241	11,078	9,047	(2,164)	(33,606)
Provision (benefit) for income taxes(5)	762	408	45	1,487	(740)

Net income (loss)	$479	$10,670	$9,002	$(3,651)	$(32,866)

	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31,
	2007	2008	2009	2010	2011
Cash and equivalents	$8,558	$7,278	$27,424	$39,941	$16,262
Total assets	388,339	415,516	463,973	588,011	606,963
Working capital	5,777	3,094	19,434	42,480	(3,132)
Long term debt, including current portion	215,678	227,313	216,652	318,814	316,262
Fair value of contingent consideration, including current portion	—	—	2,954	26,550	51,720
Members’ equity	145,077	161,176	217,064	211,343	179,890

(1)

During 2008, we adopted an equity incentive plan, which we refer to as the 2008 Plan, to provide awards of membership interest units in Aurora Holdings. These interests were denominated as Class D-1, Class D-2, and Class D-3 units of Aurora Holdings. During 2008, we authorized and issued 4,000 D-1 units, 3,000 D-2 units and 3,000 D-3 units of Aurora Holdings under the 2008 Plan. All membership interest units in Aurora Holdings issued in 2008 were fully vested as of December 31, 2008. For the year ended December 31, 2008, selling general and administration expenses included compensation costs of $1.2 million for these awards. There were no other grants under the 2008 Plan.

In July 2011, we adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan, which we refer to as the 2011 Plan. The 2011 Plan provides for the grant of options to purchase units of Aurora Holdings to eligible participants. During 2011, we granted options for 1,931,129 units to employees under the 2011 Plan. For the year ended December 31, 2011, selling general and administration expenses included compensation costs of $1.4 million for these awards.

(2)

As of September 30, 2009, we tested goodwill and intangible assets for potential impairment and recorded a non-cash impairment expense of $8.0 million resulting from a write down of $6.6 million in the carrying value of goodwill and a write down of $1.4 million in the carrying value of other intangible assets. The write-down of the goodwill and other intangible assets related to one reporting unit. Regarding this reporting unit, we believe events occurred and circumstances changed that more likely than not reduced the fair value of the intangible assets and goodwill below their carrying amounts. These events during 2009 consisted primarily of the loss of significant customers present at the acquisition date, which adversely affected the current year and expected future revenue and operating profit of the reporting unit.

As of September 30, 2010, we tested goodwill and intangible assets for potential impairment and recorded a non-cash impairment expense of $4.9 million resulting from a write down of $2.0 million in the carrying value of goodwill and a write down of $2.9 million in the carrying value of other intangible assets. The write-down of the goodwill and other intangible assets related to one reporting unit. Regarding this reporting unit, we believe events occurred and circumstances changed that more likely than not reduced the fair value of the intangible assets and goodwill below their carrying amounts. These events during 2010 consisted primarily of the loss of significant customers present at the acquisition date, which adversely affected the current year and expected future revenue and operating profit of the reporting unit.

As of September 30, 2011, we tested goodwill and intangible assets for potential impairment and recorded a non-cash impairment expense of $24.5 million resulting from a write down of $19.2 million in the carrying value of goodwill and a write down of $5.3 million in the carrying value of other intangible assets. The write-down of the goodwill and other intangible assets related to three reporting units. Regarding these reporting units, we believe events occurred and circumstances changed that more likely than not reduced the fair value of the intangible assets and goodwill below their carrying amounts. These events during 2011 consisted primarily of the loss of certain customers present at the acquisition date and generally slower projected revenue growth and corresponding growth in operating profit, which adversely affected the current year and expected future revenues and operating profit of the reporting unit.

(3)

During the year ended December 31, 2011, we decided to delay the completion of our initial public offering. As a result, we recognized a non-cash charge of $4.4 million to write off the previously deferred offering costs.

(4)

In December 2007 we refinanced our then-existing credit facilities. As a result, we wrote off unamortized deferred debt issue costs of $3.5 million in 2007. In May 2010, we refinanced the December 2007 credit facility and recorded a noncash charge to write off unamortized deferred debt issue costs and original issue discount of $4.5 million and incurred a $2.3 million prepayment penalty. In December 2010, we issued $200.0 million of unsecured Senior Notes and amended and restated our May 2010 credit facility. Approximately, $110.0 million of the proceeds from the Senior Notes was used to repay a portion of the term loan. As a result we recorded a noncash charge of approximately $4.7 million to write off a pro rata portion of the unamortized deferred debt issue costs and original issue discount recorded in connection with the May 2010 refinancing.

(5)

Aurora Holdings is a Delaware limited liability company taxed as a partnership for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, Aurora Holdings was not generally subject to income taxes. The income attributable to Aurora Holdings was allocated to the members of Aurora Holdings in accordance with the terms of the existing Aurora Holdings limited liability company agreement, which we refer to as the Aurora Holdings LLC Agreement. However, certain of our subsidiaries are corporations, file separate returns and are subject to federal and state income taxes. The provision for income taxes for these subsidiaries is reflected in our consolidated financial statements and includes federal and state taxes currently payable and changes in deferred tax assets and liabilities excluding the establishment of deferred tax assets and liabilities related to the acquisitions.

Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization (EBITDA), further adjusted to exclude unusual items and other cash or non-cash adjustments. We believe that disclosing Adjusted EBITDA provides additional information to investors, enhancing their understanding of our financial performance and providing them an important financial metric used to evaluate performance in the health care industry. Our amended senior secured credit facility contains financial covenants measured against Adjusted EBITDA. Our definition and calculation of Adjusted EBITDA in this Annual Report is consistent with the definition and calculation contained in our amended senior secured credit facility and the indenture governing the notes.

Adjusted EBITDA does not represent net income or cash flow from operations as those terms are defined by GAAP and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, it may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as a substitute for measures of our financial performance as determined in accordance with GAAP, such as net income and operating income. Because other companies may calculate Adjusted EBITDA differently than we do, Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA has other limitations as an analytical tool when compared to the use of net income, which we believe is the most directly comparable GAAP financial measure, including:

•	Adjusted EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Adjusted EBITDA does not reflect the interest expense we incur;

•	Adjusted EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Adjusted EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Adjusted EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Adjusted EBITDA:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2007	2008	2009	2010 (F)	2011 (F)
	(in thousands)
Net Income (loss)	$479	$10,670	$9,002	$(3,651)	$(32,866)
Interest expense	7,114	21,577	18,969	17,041	32,545
Income taxes	762	408	45	1,487	(740)
Depreciation and amortization	6,386	16,137	17,060	22,258	27,243

EBITDA	14,741	48,792	45,076	37,135	26,182
Management fees(A)	644	1,559	1,778	2,189	2,846
Equity-based compensation	—	1,164	—	—	1,413
Change in fair value of contingent consideration(B)	—	—	—	983	12,535
Unusual charges(C)(D)(E)	3,825	676	9,105	17,458	29,794
Other	(124)	(125)	(28)	(18)	35

Adjusted EBITDA	$19,086	$52,066	$55,931	$57,747	$72,805

(A)	In accordance with our amended senior secured credit facility and the indenture governing the senior notes, management fees payable to affiliates are excluded from Adjusted EBITDA.

(B)

For the year ended December 31, 2010, we recorded a $1.0 million non-cash charge related to an increase in the estimated fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009. This increase relates to changes from the original estimate of the fair value, including numerous variables such as the discount rate, remaining pay out period and the projected performance for each acquisition.

(C)

During the years ended December 31, 2009, 2010 and 2011, we recorded non-cash impairment charges of $8.0 million, $4.9 million and $24.5 million, respectively, related to goodwill and other intangible assets. During the year ended December 31, 2011, we decided to delay the completion of our initial public offering. As a result, we recognized a non-cash charge of $4.4 million to write off the previously deferred offering costs.

(D)	Unusual charges also includes an add-back for acquisition and business development costs as reported in our consolidated statements of operations.

(E)

During 2007, net income included a $3.8 million write-off of previously deferred debt issue costs in connection with the refinancing of our previous credit facilities. During the year ended December 31, 2010, net loss included $9.3 million for write-offs of deferred debt issue costs and a $2.3 million loss on extinguishment of debt related to the refinancing and amendment of our credit facilities.

(F)

2010 Adjusted EBITDA excludes the results of operations of acquisitions completed in 2010 prior to their acquisition date. For purposes of calculating compliance ratios for our amended senior secured credit facility, 2010 Adjusted EBITDA would include approximately $11.0 million of additional Adjusted EBITDA related to operations of our 2010 acquisitions and the 2011 acquisitions completed on January 1, 2011 as if they were acquired on January 1, 2010. The Adjusted EBITDA for the year ended December 31, 2010 does not reflect any adjustment to add back $1.1 million of severance and settlement charges as prescribed by our amended senior secured credit facility and the indenture governing the senior notes.

2011 Adjusted EBITDA excludes the results of operations of acquisitions completed in 2011 prior to their acquisition date. For purposes of calculating compliance ratios for our amended senior secured credit facility, 2011 Adjusted EBITDA would include approximately $4.6 million of additional Adjusted EBITDA related to operations of our 2011 acquisitions as if they were acquired on January 1, 2011. The Adjusted EBITDA for the year ended December 31, 2011 does not reflect any adjustment to add back $1.6 million of severance and other charges as prescribed by our amended senior secured credit facility and the indenture governing the senior notes.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Some of the statements made in this Annual Report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, or that describe our plans, goals, intentions, objectives, strategies, expectations, beliefs and assumptions, are forward-looking statements. The words “believe,” “may,” “might,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project,” “plan,” “objective,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. We caution that the forward-looking statements in this Annual Report are subject to a number of known and unknown risks, uncertainties and assumptions that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Factors that could contribute to these differences include, among other things:

•	changes in medical treatment or reimbursement rates or utilization for our anatomic and clinical pathology markets;

•	competition for our diagnostic services, including the internalization of testing functions and technologies by our clients;

•	the failure to successfully collect for our services;

•	payor efforts to reduce utilization and reimbursement rates;

•	changes in payor regulations, policies or payor mix;

•	changes in product mix;

•	the anticipated benefits from acquisitions not being fully realized or not being realized within the expected time frames;

•	the discovery of unknown or contingent liabilities from acquired businesses;

•	the failure of our acquired assets to generate the level of expected returns;

•	disruptions or failures of our IT solutions or infrastructure;

•	the failure to adequately safeguard data;

•	loss of key executives, pathologists and technical personnel;

•	growth in demand for our services that exceeds our ability to adequately scale our infrastructure;

•	a decline in our rate of strategic or organic growth;

•	the loss of in-network status with or our the inability to collect from health care insurers;

•	the availability of additional capital resources;

•	the failure to maintain relationships with clients, including referring physicians and hospitals, and with payors;

•	covenants in our debt agreements;

•	our substantial level of indebtedness;

•	the protection of our intellectual property;

•	general economic, business or regulatory conditions affecting the health care and diagnostic testing services industries;

•	the introduction of new or failure of old technologies, products or tests;

•	federal or state health care reform initiatives;

•

violation of, failure to comply with, or changes in federal and state laws and regulations related to, submission of claims for our services, fraud and abuse, patient privacy, corporate practice of medicine, billing arrangements for our services and environmental, health and safety;

•	attainment of licenses required to test patient specimens from certain states or the loss or suspension of licenses;

•	our inability to obtain liability insurance coverage or claims for damages in excess of our coverage; and

•	the other risks and uncertainties discussed under the heading “Risk Factors” in Part I, Item 1A of this Annual Report and elsewhere in this Annual Report.

Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time-to-time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or changes in our expectations, unless otherwise required by law.

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

Statement of Operations Overview

Net Revenue

Substantially all of our revenue consist of payments or reimbursements for specialized diagnostic services rendered to patients of our referring physicians, and these revenue are affected primarily by changes in case volume, which we refer to as accession volume, payor mix and reimbursement rates. Accessions are measured as the number of patient cases, and each accession may include multiple specimens. Net revenue per accession is impacted mainly by changes in reimbursement rates and test and payor mix. Accession volume varies from period to period based on the referral patterns of our referring physicians and the frequency of their ordering, the relative mix of the referring physicians’ anatomic pathology specialties, and the type and number of tests ordered. Accession volume is also affected by seasonal trends and generally declines during the summer and holiday periods. Furthermore, accession volume is also subject to declines due to weather conditions, such as severe snow storms and flooding or excessively hot or cold spells, which can deter patients from visiting our referring physicians. More recently, we believe the slowdown in the general economy and increase in unemployment has reduced the number of patients visiting our referring physician offices, resulting in a reduction of referrals.

Our billings for services reimbursed by third-party payors, including Medicare, and patients are based on a company-generated fee schedule that is generally set at higher rates than our anticipated reimbursement rates. Our billings to physicians, which are not reimbursed by third-party payors, represent less than 10 percent of net revenue and are billed based on negotiated fee schedules that set forth what we charge for our services. Reimbursement under Medicare for specialized diagnostic services is subject to a Medicare physician fee schedule and, to a lesser degree, a clinical laboratory fee schedule, both of which are updated annually. Our billings to insured patients include co-insurance and deductibles as dictated by the patient’s insurance coverage. Billings for services provided to uninsured patients are based on our company-generated fee schedule. Our revenue is recorded net of the estimated differences between the amount billed and the estimated payment to be received from third party payors, including Medicare. We do not have any capitated payment arrangements, which are arrangements under which we are paid a contracted per person rate regardless of the services we provide. We generally provide services on an in-network basis, where we perform services for persons within the networks of payors with which we have contracts. Services performed on an out-of-network basis, where we perform services for persons outside of the networks of payors with which we have contracts, comprised less than 10 percent of our 2011 revenue. We may face continuing pressure on reimbursement rates as government payors and private insurers have taken steps and may continue to take steps to control the cost, use, and delivery of health care services, including diagnostic testing services. Changes in payor mix could lead to corresponding changes in revenue based on the differences in reimbursement rates.

Compliance with applicable laws and regulations, as well as internal policies and procedures, adds further complexity and costs to our operations. Furthermore, we are generally obligated to bill in the specific manner prescribed by each governmental payor and private insurer, who may each have different billing requirements. Reimbursements for anatomic pathology services are received from governmental payors, such as Medicare and Medicaid; private insurance, including managed care organizations and commercial payors; and private payors, such as physicians and individual patients. For the year ended December 31, 2011, based on cash collections, we estimate approximately 57 percent of revenue were paid by private insurance, including managed care organizations and commercial payors; approximately 27 percent of revenue were paid by Medicare and Medicaid; and approximately 16 percent were paid by physicians and individual patients.

In most cases, we provide a global testing service which includes both the technical slide preparation and professional diagnosis. We also fulfill requests from physicians for only the technical component of our services, or TC, which principally includes technical slide preparation and the non-professional items associated with our diagnostic services, including equipment, supplies and technical personnel, or the professional component of our services, or PC, which principally includes review and diagnosis by a pathologist. If a physician requires only the TC services such as slide preparation, we prepare the slide and then return it to the referring physician for assessment and diagnosis.

Cost of Services

Cost of services consists of physician costs, including compensation, benefits and medical malpractice insurance and other physician related costs. In addition, cost of services includes costs related to the technical preparation of specimens and transcription of reports, depreciation, courier and distribution costs, and all other costs required to fulfill the diagnostic service requirements of our referring physicians and their patients.

Cost of services generally increases with accession volume and reflects the additional staffing, equipment, supplies and systems needed to process the increased volume and maintain client service levels. A major component of cost of services is physician costs which, for the year ended December 31, 2011, represented 39 percent of our total cost of services. In the future, we may experience increases in physician costs to retain existing physicians, to replace departing physicians or to hire new pathologists to support accession growth. Therefore, we expect our cost of services will continue to increase commensurate with revenue growth.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of general lab and corporate overhead, billing, information technology, accounting, human resources, and sales and marketing expenses. We expect sales and marketing and IT expenses to increase faster than revenue as we hire additional personnel and invest in lab and billing information systems to support continued same store revenue growth and retain existing customer relationships. In addition, we expect accounting expenses, which includes audit and Sarbanes-Oxley Act of 2002 costs, to increase substantially. As our business matures and we attain a sufficient size and scope, we expect selling, general and administrative expenses as a percent of revenue to reduce over time.

Provision for Doubtful Accounts

The provision for doubtful accounts and the related allowance are adjusted periodically, based upon an evaluation of historical collection experience with specific payors for particular services, anticipated collection levels with specific payors for new services, industry reimbursement trends, accounts receivable aging and other relevant factors. The majority of our provision for doubtful accounts relates to our estimate of uncollectible amounts from patients who are uninsured or fail to pay their coinsurance or deductible obligations. Changes in these factors in future periods could result in increases or decreases in our provision for doubtful accounts and impact our results of operations, financial position and cash flows.

In an effort to maximize our collections of accounts receivable, we take a number of steps to collect amounts, including coinsurance and deductibles, owed by third party payors, government payors, referring physicians and patients. The process generally includes:

•	verification of complete insurance information and patient demographics,

•	active management and follow up on denials,

•	delivery of scheduled statements to patients, and/or

•	forwarding significant past due accounts to outside collection agencies.

Due to the fact that we operate on multiple billing platforms, we evaluate collectability and the related adequacy of our allowance for doubtful accounts using information from multiple sources. Not all of our systems produce the same level of information by payor or by aging classification and, therefore, we are unable to provide consolidated accounts receivable agings by payor class. However, we believe that sufficient information exists in each respective billing system to make reasonable estimates of our provision for doubtful accounts. In the future, we may convert legacy billing systems from businesses we have acquired to one or more common billing platforms. This could allow for the consolidation of billing data and information on a consistent basis.

Recent Developments

Health Care Reform

In 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Affordability Reconciliation Act of 2010, or HCEARA. Together, the PPACA and HCEARA comprise a broad health care reform initiative. While this legislation did not adversely affect reimbursement for our anatomic pathology services, this legislation provides for two separate reductions in the reimbursement rates for our clinical laboratory services: a “productivity adjustment” (which was 1.2 percent for 2011), and an additional 1.75 percent reduction. Each of these would reduce the annual Consumer Price Index-based update that would otherwise determine our reimbursement for clinical laboratory services. For the year ended December 31, 2011, estimated Medicare revenue from clinical lab services was less than 6 percent of our total revenue. Uncertainty also exists around the extent of coverage and reimbursement for new services. This legislation also provides for increases in the number of persons covered by public and private insurance programs in the U.S. In addition, in the Middle Class Tax Relief and Job Creation Act of 2012, passed February 17, 2012, Congress mandated an additional change in the reimbursement for clinical laboratory services. That Act requires CMS to rebase the fee schedule to effect an additional two percent reduction in clinical laboratory fees.

On November 1, 2011, the Centers for Medicare & Medicaid Services (CMS) issued its 2012 Physician Fee Schedule Final Rule, which we refer to as the Final Rule. In the Final Rule, CMS instituted a reduction of approximately 27.4 percent in the conversion factor that is used to calculate physician reimbursement. This cut was scheduled to become effective as of January 1, 2012, however, Congress took actions to delay the implementation of these reductions through December 31, 2012. The SGR formula was used again to calculate the 2012 Medicare physician fee schedule resulting in scheduled reimbursement cuts of 27 percent. However, on December 23, 2011, Congress took action to delay the implementation of these reductions through February 29, 2012. Once again, before that implementation delay expired on February 29, 2012, Congress passed legislation late in February that prevents the implementation of these scheduled reductions and continues current payment rates for an additional 10 months, through December 31, 2012. For the year ended December 31, 2011, revenue from Medicare, based upon cash collections, was approximately 25 percent of our total revenue.

In addition, the Final Rule included a reduction of certain relative value units and geographic adjustment factors used to determine reimbursement for a number of our most commonly used pathology codes, including 88305, our most common code. We estimate, based on the current mix and volume, that this reduction could reduce our Medicare reimbursement by 3.5 percent to 4.5 percent in 2012.

Also, under Medicare regulations, we are sometimes required to bill other entities for the services that we provide. In 1999, Medicare announced a policy that applies to anatomic pathology specimens for hospital patients. This policy would require us to bill the technical component to the hospital and the professional component to Medicare for all anatomic pathology services that we provide to hospital patients. However, in 2000, the U.S. Congress prevented this policy from going into effect for all “covered hospitals,” which were those hospitals that had arrangements with independent laboratories in effect as of July 22, 1999, the date that CMS had first announced the policy. That “grandfather provision” was originally scheduled to be effective for two years, but it has been extended repeatedly by the U.S. Congress. However, in the recently passed Middle Class Tax Relief and Job Creation Act of 2012, Congress eliminated the grandfather provision beginning with dates of service of July 1, 2012. We estimate our current annualized revenue associated with the “grandfather provision” to be approximately $2.8 million. Therefore, we will need to negotiate with our hospitals to receive payment for these services effective July 1, 2012, and we expect that the ultimate amount that we will collect from these hospitals, although not known, will be less than the current amounts.

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

The Budget Control Act of 2011 created a Joint Select Committee on Deficit Reduction, which was tasked with recommending proposals to reduce spending. Under the law, the Joint Committee’s failure to achieve a targeted deficit reduction, or Congress’ failure to pass the Committee’s recommendations without amendment by December 23, 2011, would result in automatic across-the-board cuts to most discretionary programs. Automatic cuts also would be made to Medicare and would result in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and continuing through 2021. Because the Joint Committee was not able to agree on a set of deficit reduction recommendations for Congress to vote on, cuts are scheduled beginning in the 2013, unless Congress acts to undo or delay the sequestration.

Acquisitions

Through December 31, 2011, we have acquired 22 diagnostic services companies throughout the United States, with our most recent acquisition completed on August 1, 2011. The following summarizes the acquisitions we completed in 2009, 2010 and 2011.

2009 Acquisition

In November 2009, we acquired 100 percent of the equity of one pathology practice for an aggregate cash purchase price of $15.3 million. In addition, we issued contingent consideration, payable over three years based on the acquired practice’s future performance. We have estimated the fair value of the contingent consideration to be approximately $3.0 million. The cash portion of the purchase price was funded primarily with proceeds from the issuance of Class A-1 membership interests in June 2009. We have estimated the fair value of the contingent consideration and recorded a related liability as of the date of the acquisition. The maximum amount of the contingent consideration, assuming the acquisition meets the maximum stipulated earnings level, is $7.7 million payable over three years.

2010 Acquisitions

On January 1, 2010, we acquired 100 percent of the equity of two pathology practices for an aggregate cash purchase price of $17.0 million. These acquisitions were consummated on January 1, 2010 and, therefore, the cash paid totaling $17.0 million was included in deposits and other non-current assets as of December 31, 2009. On March 12, 2010, we acquired 100 percent of the equity of a pathology practice for an aggregate cash purchase price of $22.5 million. On October 8, 2010, we acquired 100 percent of the equity of a pathology practice for an aggregate cash purchase price of approximately $14.0 million. Each transaction included contingent consideration payable over three to five years based on the acquired practices’ future performance. We have estimated the fair value of the contingent consideration and recorded a related liability as of the date of each acquisition. The maximum amount of the contingent consideration, assuming the acquisitions meet the maximum stipulated earnings level, is $49.1 million payable over three to five years.

We funded the cash portion of the 2010 acquisitions using $31.0 million of cash primarily related to member contributions from the holders of Aurora Holdings Class A-1 Units and an additional $8.5 million related to the sale of Aurora Holdings Class Z membership interests, as well as approximately $14.0 million of indebtedness under our revolving credit facility, which was subsequently repaid with a portion of the proceeds from our Senior Notes.

2011 Acquisitions

During 2011 we acquired four pathology practices. On January 1, 2011, we acquired 100 percent of the equity of two pathology practices for an aggregate cash purchase price of $36.9 million. These acquisitions were consummated on January 1, 2011 and, therefore, the cash paid in December 2010 totaling $36.9 million was included in deposits and other non-current assets as of December 31, 2010. On June 2, 2011, we acquired 100 percent of the equity of a third pathology practice for a cash purchase price of $14.7 million. On August 1, 2011, we acquired substantially all of the assets of a fourth pathology practice for an aggregate cash purchase price of $26.5 million. Each of the transactions included contingent consideration payable over three to five years based on the acquired practices’ future performance. We have estimated the fair value of the contingent consideration and recorded a related liability as of the date of acquisition. At the date of acquisition, the maximum amount of the contingent consideration, assuming the acquisitions meet the maximum stipulated earnings level, was $53.2 million payable over three to five years.

The following table summarizes the consideration paid for the acquisitions completed in 2009, 2010 and 2011.

September 30,
Cash Paid
(in thousands)
2009 Acquisition	$15,340
2010 Acquisitions	$53,436
2011 Acquisitions	$78,055

As a result of the significant number and size of the acquisitions completed over the last three years, many of the changes in our consolidated results of operations and financial position discussed below relate to the acquisitions completed in 2009, 2010 and 2011.

Results of Operations

The following table outlines, for the periods presented, our results of operations as a percentage of net revenue.

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2009	2010	2011

Net Revenue	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of services	41.8%	45.5%	45.5%
Selling, general and administrative expenses	21.5%	23.1%	23.6%
Provision for doubtful accounts	5.5%	5.8%	6.7%
Intangible asset amortization expense	8.5%	8.9%	8.3%
Management fees	1.0%	1.0%	1.0%
Impairment of goodwill and other intangible assets	4.7%	2.3%	8.8%
Write-off of public offering costs	0.0%	0.0%	1.6%
Acquisition and business development costs	0.6%	0.5%	0.3%
Change in fair value of contingent consideration	0.0%	0.5%	4.5%

Total operating costs and expenses	83.6%	87.6%	100.4%

Income (loss) from operations	16.4%	12.4%	-0.4%

Other income (expense):
Interest expense	-11.1%	-8.0%	-11.7%
Write-off of deferred debt issue costs	0.0%	-4.4%	0.0%
Loss on extinguishment of debt	0.0%	-1.1%	0.0%
Other income (expense)	0.0%	0.0%	0.0%

Total other expense, net	-11.1%	-13.5%	-11.7%

Income (loss) before income taxes	5.3%	-1.0%	-12.1%

Provision (benefit) for income taxes	0.0%	0.7%	-0.3%

Net income (loss)	5.3%	-1.7%	-11.8%

Our historical consolidated operating results do not reflect the results of operations of our 2009, 2010 and 2011 acquisitions prior to the effective date of those acquisitions. As a result, our historical consolidated operating results may not be indicative of what our results of operations will be for future periods.

Comparison of the Year Ended December 31, 2011 and 2010

Net Revenue

Net revenue increased approximately $64.7 million, or 30.4 percent, to $277.5 million for the year ended December 31, 2011, from $212.8 million for the year ended December 31, 2010. Organic revenue increased approximately $13.7 million, or 7.0 percent, from $194.9 million to $208.6 million, while the acquisitions in 2010 and 2011 contributed approximately $51.0 million to the increase in net revenue.

Total accessions grew by 318,000 to 2,292,000 for the year ended December 31, 2011, compared to 1,974,000 for the year ended December 31, 2010. Organic accessions grew by 58,000, or 3.1 percent, to 1,942,000 for the year ended December 31, 2011 compared to approximately 1,884,000 for the year ended December 31, 2010. The average revenue per accession for organic accessions increased 3.7 percent from approximately $103 to approximately $107 primarily due to a change in service mix, with a higher percentage of anatomic pathology accessions and a lower percentage from clinical pathology accessions.

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

Our pathology diagnostic testing services accounted for substantially all of our revenue for 2010 and 2011.

Cost of Services

Cost of services increased approximately $29.4 million, or 30.3 percent, to $126.3 million for the year ended December 31, 2011 from $96.9 million for the year ended December 31, 2010. Of the total increase, $20.9 million related to the acquisitions completed in 2010 and 2011 and the remaining $8.5 million related to our existing business. The increase in costs of services for our existing business included an increase in payroll related costs of $4.1 million, primarily from increased headcount, and an increase of $2.8 million in technical processing costs, professional fees and lab supplies primarily related to growth in accessions, particularly in histology and cytology. In addition, distribution costs increased by $0.9 million related primarily to additional routes and increased accessions and an increase of $0.4 million in depreciation related to investments in lab equipment.

As a percentage of net revenue, cost of services was 45.5 percent and gross margin was 54.5 percent for both 2011 and 2010. We currently anticipate that our gross margin will decline slightly due to a combination of lower average revenue per accession and increased costs related to pathologist retention and replacement and higher costs and lower gross margins in our women’s health pathology services, including clinical tests. Cost of services and our related gross profit percentages may be positively or negatively impacted by the market, service mix and unit price dynamics of acquisitions completed in the future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $16.4 million, or 33.4 percent, to $65.5 million for the year ended December 31, 2011 from $49.1 million for the year ended December 31, 2010. Of the total increase, $7.2 million related to the 2010 and 2011 acquisitions, $2.3 million related to our existing business and $6.9 million related to corporate expenses. Higher costs at our existing business were primarily for billing costs related to accessions growth and systems conversions, and sales and marketing costs, including sales commissions and costs associated with client electronic medical records systems and interfaces. The increased corporate expenses included $1.4 million of non-cash equity compensation expense for options granted in the third quarter of 2011 and $1.0 million related to the retirement and replacement of our CEO. The remaining $4.5 million of the increase in corporate selling, general and administrative costs primarily related to the addition of personnel in accounting, managed care, field management and information technology (IT) to support growth and an increase in expense related to our performance incentive programs for corporate staff.

As a percentage of net revenue, selling, general and administrative expenses were 23.6 percent and 23.1 percent for the years ended December 31, 2011 and 2010, respectively. We expect to make additional investments in selling, general and administrative expenses in 2012, including the addition of field sales representatives and marketing personnel, managed care support and IT personnel. In addition, we expect accounting, legal, compliance and other related costs to increase due to public company costs, including compliance with the Sarbanes-Oxley Act, and costs to convert laboratory and billing systems.

Provision for Doubtful Accounts

Our provision for doubtful accounts increased $6.1 million, or 49.1 percent, to $18.5 million for the year ended December 31, 2011, from $12.4 million for the year ended December 31, 2010. The acquisitions completed in 2010 and 2011 contributed $4.5 million of the increase. The provision for doubtful accounts at the labs we have operated for at least two full years increased by $1.6 million primarily as a result of higher revenue, compounded by a 0.4 percent increase in the bad debt percentage. As a percentage of net revenue, the provision for doubtful accounts was 6.7 percent for the year ended December 31, 2011, compared to 5.8 percent for year ended December 31, 2010. Our provision for doubtful accounts as a percentage of net revenue was negatively affected by a higher bad debt ratio related to acquisitions completed after January 1, 2010, which had a ratio of 9.6 percent. For labs we have operated for at least two full years the provision for doubtful accounts was 5.7 percent of net revenue for the year ended December 31, 2011, compared to 5.3 percent for the year ended December 31, 2010.

We expect our consolidated provision for doubtful accounts to range between 6.5 percent and 7.5 percent in future. The Company’s consolidated provision for doubtful accounts could be positively or negatively impacted by the provision for doubtful accounts for laboratories that we acquire in the future.

Intangible Asset Amortization Expense (Amortization)

Amortization expense increased by approximately $4.2 million, to $23.1 million for the year ended December 31, 2011, from $18.9 million for the year ended December 31, 2010 as a result of increases in our amortizable intangible assets associated with the 2010 and 2011 acquisitions, partially offset by lower amortization for impaired assets. We amortize our intangible assets over weighted average lives ranging from 4 to 18 years.

Management Fees

Management fees increased $0.6 million, or 30.0 percent, to $2.8 million for the year ended December 31, 2011, compared to $2.2 million for the year ended December 31, 2010. Management fees are based on 1.0 percent of net revenue plus expenses. The majority of the increase relates to the increase in our net revenue.

Impairment of Goodwill and Other Intangible Assets

At September 30, 2011, we tested goodwill and intangible assets for potential impairment and recorded a non-cash impairment expense of $24.5 million to write down the carrying value of goodwill by $19.2 million and the carrying value of intangible assets by $5.3 million. The write down of the goodwill and intangible assets related to three reporting units. At September 30, 2010, we tested goodwill and intangible assets for potential impairment and recorded a non-cash impairment expense of $4.9 million to write down the carrying value of goodwill by $2.0 million and the carrying value of intangible assets by $2.9 million. The write down of the goodwill and intangible assets related to one reporting unit. For more information regarding the write down, see Note 5 in the Notes to the Financial Statements in this Annual Report.

As of December 31, 2011, we had goodwill and net intangible assets of $525.2 million. Many factors, including competition, general economic conditions, health care reform, third party payment patterns and industry consolidation, could have a negative impact on one or more of our reporting units. Therefore, we may experience additional impairment charges in future periods.

Write-off of public offering costs

During the quarter ended September 30, 2011, we decided to delay the completion of our initial public offering. As a result, we recognized a non-cash charge of $4.4 million to write off the previously deferred offering costs.

Change in Fair Value of Contingent Consideration

For the years ended December 31, 2011 and 2010, we recorded non-cash charges of $12.5 million and $1.0 million, respectively, to recognize increases in the estimated fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009. These increases relate to changes from the original estimate of the fair value, including numerous variables such as the discount rate, remaining pay out period and the projected performance for each acquisition.

Acquisition and Business Development Costs

For the years ended December 31, 2011 and 2010, we expensed $0.9 million and $1.0 million, respectively, of transaction costs associated with our completed acquisitions and business development costs related to our prospecting and unsuccessful acquisition activity.

Interest Expense

Interest expense increased approximately $15.5 million, or 91.0 percent, to $32.5 million for the year ended December 31, 2011, from $17.0 million for the year ended December 31, 2010. The increase in interest expense was primarily due to interest expense related to our 10.75% Senior Notes, partially offset by lower average balances and interest rates related to our term loans. For the year ended December 31, 2011 our average debt balance was $322.0 million at an effective rate of 10.1 percent, compared to an average debt balance of $234.1 million and an effective rate of 7.3 percent for the year ended December 31, 2010.

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

On December 20, 2010, we issued $200.0 million in unsecured senior notes, which we refer to as our Senior Notes. We used a portion of the proceeds from the issuance of the Senior Notes to repay $110.0 million of the $224.4 million principal then owed under our term loan. In connection with the repayment, we recorded a non-cash write-off of the pro rata portion of unamortized original issue discount, prepaid administration fees, and debt issue costs of approximately $4.7 million related to our prior credit facilities. See “— Liquidity and Capital Resources.”

Loss on Extinguishment of Debt

In connection with the refinancing of our prior credit facilities on May 26, 2010, we repaid all amounts outstanding under our prior credit facilities entered into during December 2007 and incurred a $2.3 million prepayment penalty.

Provision (benefit) for Income Taxes

We are a Delaware limited liability company taxed as a partnership for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Holdings in accordance with the terms of the Aurora Holdings LLC Agreement. We have made tax distributions to the members in amounts designed to provide such members with sufficient cash to pay taxes on their allocated income. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The provision (benefit) for federal and state income taxes for these subsidiaries, as reflected in our consolidated financial statements amounted to a benefit of $0.7 million and a provision of $1.5 million for the years ended December 31, 2011 and 2010, respectively.

Comparison of the Year Ended December 31, 2010 and 2009

Net Revenue

Net revenue increased approximately $41.2 million, or 24.1 percent, to $212.8 million for the year ended December 31, 2010, from $171.6 million for the year ended December 31, 2009. Organic revenue decreased approximately $1.5 million, or 0.9 percent, from $167.0 million to $165.5 million, while the acquisitions in 2009 and 2010 added approximately $42.7 million of net revenue.

Total accessions grew by 419,000 to 1,974,000 for the year ended December 31, 2010, compared to 1,557,000 for the year ended December 31, 2009. Organic accessions grew by 66,000, or 4.3 percent, to 1,584,000 for the year ended December 31, 2010 compared to approximately 1,518,000 for the year ended December 31, 2009. The average revenue per accession for organic accessions decreased 5.0 percent from approximately $110 to approximately $104 primarily due to a change in service mix. This change in service mix resulted primarily from more referring physicians converting from global pathology services, where we provide both the TC and PC of the accession, to a TC or PC arrangement, where we receive only a portion of the revenue for the accession. In these cases, our net revenue per accession declined due to the fact that we no longer receive the entire global fee for the accession but instead only receive the revenue for the TC or PC service we provide.

Our pathology diagnostic testing services accounted for substantially all of our revenue for 2009 and 2010.

Cost of Services

Cost of services increased approximately $25.1 million, or 35.0 percent, to $96.9 million for the year ended December 31, 2010 from $71.8 million for the year ended December 31, 2009. Of the total increase, $17.8 million related to the acquisitions completed in 2009 and 2010 and the remaining $7.3 million related to our existing business. The increase in costs of services for our existing business was primarily attributable to $3.1 million higher physician costs, including approximately $0.6 million of severance and additional costs for pathologists hired to provide diagnostic services to our referring physicians in the Arizona, Massachusetts and Minnesota markets. In addition, the costs associated with our clinical lab in North Carolina, which opened in March 2010, and other new lab operations were higher by $2.5 million, and distribution costs were higher by $1.0 million. The new clinical lab was established to complement our existing anatomic pathology services, specifically for the women’s health pathology market. For the year ended December 31, 2010, this clinical lab opened in March 2010 had a loss from operations of approximately $1.4 million.

As a percentage of net revenue, cost of services was 45.5 percent and 41.8 percent for the years ended December 31, 2010 and 2009, respectively. The major factors negatively impacting the cost of services percentage for 2010 compared to 2009 included the severance and clinical lab startup costs, as well as the reduction in the average net revenue per accession. As a result the gross margin was 54.5 percent and 58.2 percent for the years ended December 31, 2010 and 2009, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $12.2 million, or 33.3 percent, to $49.1 million for the year ended December 31, 2010 from $36.9 million for the year ended December 31, 2009. Of the total increase, $8.1 million related to the 2009 and 2010 acquisitions, $2.4 million related to our existing business and $1.7 million related to corporate expenses. The increased selling, general and administrative expenses in our existing business primarily related to sales and marketing initiatives including the increase in the number of sales representatives, subsidies of electronic medical record systems to clients and our introduction of doc2MD.

As a percentage of net revenue, selling, general and administrative expenses were 23.1 percent and 21.5 percent for the years ended December 31, 2010 and 2009, respectively. Selling, general and administrative expenses as a percentage of revenue increased due to the lower average revenue per accession and the expansion of sales and marketing activities during the second half of 2009 and the first half of 2010.

Provision for Doubtful Accounts

Our provision for doubtful accounts increased $2.9 million, or 30.6 percent, to $12.4 million for the year ended December 31, 2010, from $9.5 million for the year ended December 31, 2009. The increase related to the acquisitions completed in 2009 and 2010, partially offset by $0.3 million lower bad debts at the labs we operated for the full years of 2009 and 2010. As a percentage of net revenue, the provision for doubtful accounts was 5.8 percent for the year ended December 31, 2010, compared to 5.5 percent for year ended December 31, 2009.

Intangible Asset Amortization Expense (Amortization)

Amortization expense increased to $18.9 million for the year ended December 31, 2010, from $14.6 million for the year ended December 31, 2009 as a result of increases in our amortizable intangible assets associated with the 2009 and 2010 acquisitions. We amortize our intangible assets over a weighted average lives ranging from 4 to 18 years.

Management Fees

Management fees increased $0.4 million, or 23.1 percent, to $2.2 million for the year ended December 31, 2010, compared to $1.8 million for the year ended December 31, 2009. Management fees are based on 1.0 percent of net revenue plus expenses. The majority of the increase relates to the increase in our net revenue.

Impairment of Goodwill and Other Intangible Assets

At September 30, 2010, we tested goodwill and intangible assets for potential impairment and recorded a non-cash impairment expense of $4.9 million to write down the carrying value of goodwill by $2.0 million and the carrying value of intangible assets by $2.9 million. The write down of the goodwill and intangible assets related to one reporting unit. Regarding this reporting unit, we believe events occurred and circumstances changed that more likely than not reduced the fair value of the intangible assets and goodwill below their carrying amounts. These events during 2010 consisted primarily of the loss of significant customers present at the acquisition date, which adversely affected the current year and expected future revenue and operating profit of the reporting unit. For more information regarding the write down, see Note 5 in the Notes to the Financial Statements in this Annual Report.

At September 30, 2009, we tested goodwill and intangible assets for potential impairment and recorded a non-cash impairment expense of $8.0 million to write down the carrying value of goodwill by $6.6 million and the carrying value of intangible assets by $1.4 million. The write down of the goodwill and intangible assets related to one reporting unit which lost significant customers during 2009.

Change in Fair Value of Contingent Consideration

For the year ended December 31, 2010, we recorded a non-cash charge of $1.0 million to recognize an increase in the estimated fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009. This increase relates to changes from the original estimate of the fair value, including numerous variables such as the discount rate, remaining pay out period and the projected performance for each acquisition.

Acquisition and Business Development Costs

For the years ended December 31, 2010 and 2009 we expensed $1.0 million and $1.1 million, respectively, of transaction costs associated with our completed acquisitions and business development costs related to our prospecting and unsuccessful acquisition activity.

Interest Expense

Interest expense decreased approximately $2.0 million, or 10.2 percent, to $17.0 million for the year ended December 31, 2010, from $19.0 million for the year ended December 31, 2009. The decrease in interest expense was primarily due to average lower effective interest rates, partially offset by higher average balances owed during the last two quarters of 2010. For the year ended December 31, 2010 our average debt balance was $234.1 million at an effective rate of 7.3 percent, compared to an average term loan balance of $214.3 million and an effective rate of 8.8 percent for the same period in 2009.

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

On December 20, 2010, we issued our Senior Notes. We used a portion of the proceeds from the issuance of the Senior Notes to repay $110.0 million of the $224.4 million principal then owed under our term loan. In connection with the repayment, we recorded a non-cash write-off of the pro rata portion of unamortized original issue discount, prepaid administration fees, and debt issue costs of approximately $4.7 million related to our prior credit facilities.

Loss on Extinguishment of Debt

In connection with the refinancing of our prior credit facilities on May 26, 2010, we repaid all amounts outstanding under our prior credit facilities entered into during December 2007 and incurred a $2.3 million prepayment penalty.

Provision for Income Taxes

We are a Delaware limited liability company taxed as a partnership for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we were generally not subject to income taxes, and the income attributable to us was allocated to the members of Aurora Holdings in accordance with the terms of the Aurora Holdings LLC Agreement. We made tax distributions to the members in amounts designed to provide such members with sufficient cash to pay taxes on their allocated income. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The provision for federal and state income taxes, for these subsidiaries, as reflected in our consolidated financial statements, was approximately $1.5 million for the year ended December 31, 2010, compared to $45,000 for the year ended December 31, 2009. The increase in our provision for income taxes was primarily related to the acquisitions completed in 2009 and 2010.

Liquidity and Capital Resources

Since inception, we have primarily financed operations through capital contributions from our equityholders, long term debt financing and cash flow from operations. On May 26, 2010, we entered into a senior secured credit facility of $335.0 million with Barclays Bank PLC and certain other lenders. Our senior secured credit facility included a six-year $225.0 million senior secured term loan, which we refer to as the Term Loan due in May 2016 and a $110.0 million senior secured revolving credit facility, which we refer to as the Revolver, that matures May 2015, of which $50.0 million became available immediately upon the closing of the credit facility and of which $60.0 million became available on December 20, 2010, when we amended the credit facility and issued the Senior Notes, as described below. This facility bears interest, at our option, at a rate initially equal to the prime rate plus 3.25 percent per annum or LIBOR (subject to a floor of 2.00 percent) plus 4.25 percent per annum.

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

On December 20, 2010, we issued $200.0 million in unsecured senior notes, which we refer to as the Senior Notes that mature on January 15, 2018. The Senior Notes bear interest at an annual rate of 10.75%, which is payable each January 15 and July 15. The first payment was made on July 15, 2011. In accordance with the indenture governing the Senior Notes, we are subject to certain limitations on issuing additional debt and are required to submit quarterly and annual financial reports to the holders of our Senior Notes. The Senior Notes are redeemable at our option beginning on January 15, 2015 at 105.375% of par, plus accrued interest. The redemption price decreases to 102.688% of par on January 15, 2016 and to 100% of par on January 15, 2017. Under certain circumstances, prior to January 15, 2015, we may at our option redeem all, but not less than all, of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes, plus accrued interest and a premium as defined in the Senior Notes indenture. The Senior Notes rank equally in right of repayment with all of our other senior indebtedness but are subordinated to our secured indebtedness to the extent of the value of the assets securing that indebtedness.

On December 20, 2010, in connection with the closing of our Senior Notes offering, we amended our senior secured credit facility and applied $129.0 million of the net proceeds that we received from the offering to repay $19.0 million in principal owed under our amended and restated Revolver and $110.0 million of the $224.4 million principal then owed under our amended and restated Term Loan. As of December 31, 2011, we had $114.4 million outstanding under the amended and restated Term Loan and no balance outstanding under the amended and restated Revolver, with an available balance under the Revolver of $110.0 million.

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

Long-term debt consists of the following as of December 31, 2011(in thousands):

September 30,
Term Loan	$114,438
Subordinated unsecured contingent note, dated April 30, 2007	2,840
Senior Notes	200,000
Capital lease obligations	243

Total:	317,521
Less:
Original issue discount, net	(1,259)
Current portion	(2,910)

Long-term debt, net of current portion	$313,352

As of December 31, 2011, future maturities of long-term debt are as follows (in thousands):

September 30,
Years ending December 31,
2012	$2,910
2013	80
2014	65
2015	19
2016	114,447
Thereafter	200,000

$317,521

Contingent Consideration for Acquisitions Prior to January 1, 2009

In connection with the majority of our acquisitions, we have agreed to pay additional consideration annually over future periods of three to five years, based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. For acquisitions prior to January 1, 2009, we do not accrue contingent consideration obligations prior to the attainment of the objectives and the amount owed becomes fixed and determinable and is agreed to by the sellers. For the years ended December 31, 2009, 2010 and 2011, we paid consideration under contingent notes of $12.7 million, $17.0 million and $12.7 million, respectively, related to acquisitions prior to January 1, 2009, resulting in the recognition of additional goodwill.

Assuming the practices acquired prior to January 1, 2009 achieve future annual operating earnings consistent with the most recent annual periods for the respective practices, contingent note payments for these acquisitions prior to January 1, 2009 would be approximately $8.4 million and $7.7 million for the years ending 2012 and 2013, respectively. As of December 31, 2011, assuming the practices acquired prior to January 1, 2009 achieve the cumulative maximum level of operating earnings stipulated over the full term of the agreement, the potential maximum principal amount of contingent consideration payable over the next two years is approximately $64.0 million. Lesser amounts will be paid for earnings below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. Any future payments of contingent consideration for acquisitions completed prior to January 1, 2009 would be accounted for as additional purchase price and increase goodwill.

Contingent Consideration for Acquisitions Subsequent to January 1, 2009

We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. These estimates involve significant projections regarding future performance of the acquired practices. If actual future results differ significantly from current estimates, the actual payments for contingent consideration will differ correspondingly. As of December 31, 2011, the fair value of contingent consideration related to the 2009, 2010 and 2011 acquisitions was $51.7 million, representing the present value of approximately $64.5 million in estimated future payments over the next three to five years. For practices acquired since January 1, 2009, the potential maximum principal amount of contingent consideration payable, over the next three to five years is $102.1 million. Lesser amounts will be paid for earnings below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. For acquisitions completed since January 1, 2009, future payments will be reflected in the change in the fair value of the contingent consideration.

Cash and Working Capital

As of December 31, 2011, we have cash and cash equivalents of $16.3 million. Our primary uses of cash are to fund our operations, service debt including contingent notes, make acquisitions and purchase property and equipment. Cash used to fund our operations excludes the impact of non-cash items, such as the allowance for doubtful accounts, depreciation, impairments of goodwill and other intangible assets, changes in the fair value of the contingent consideration and non-cash stock-based compensation, and is impacted by the timing of our payments of accounts payable and accrued expenses and collections of accounts receivable.

As of December 31, 2011, we had negative working capital of $3.1 million. We believe our current cash and cash equivalents, together with cash from operations and the amount available under our amended and restated Revolver, will be sufficient to fund our capital requirements through 2013.

Cash From Operating Activities

Net cash provided by operating activities during the year ended December 31, 2011 was $47.6 million compared to $27.0 million during the year ended December 31, 2010. Net cash provided by operating activities for the year ended December 31, 2011 reflected a net loss of $32.9 million and certain adjustments for non-cash items, including $24.5 million for write-offs of goodwill and other intangible assets, $27.2 million of depreciation and amortization, $4.4 million for the write-off of public offering costs, $2.0 million of debt issue costs amortization, and a $12.5 million non-cash charge for the change in fair value of contingent consideration, partially offset by a $4.6 million decrease in deferred income taxes. Net cash provided by operating activities for the year ended December 31, 2011 also reflected an increase of $5.8 million in net accounts receivable, a $9.2 million increase in accrued interest, a $5.4 million increase in accounts payable, accrued expenses and other current liabilities and a $4.1 million increase in accrued compensation. As of December 31, 2011 our DSO (Days Sales Outstanding) was 43 days, which is up 2 from 41 days as of December 31, 2010.

Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2011 was $66.4 million compared to $90.9 million during the year ended December 31, 2010. Net cash used in investing activities during the year ended December 31, 2011 consisted of $5.8 million of purchases of property and equipment, $20.5 million for the payment of contingent notes and $40.3 million for our acquisitions completed June 2, 2011 and August 1, 2011, net of cash acquired. The purchases of equipment during 2011 included approximately $2.9 million of office equipment, furniture and leasehold improvements, $1.9 million of computer equipment and software, $1.0 million of laboratory equipment.

Cash Provided By (Used In) Financing Activities

Net cash used in financing activities for the year ended December 31, 2011 was $4.8 million compared to $76.4 million provided by financing activities for the year ended December 31, 2010. For the year ended December 31, 2011, we paid $2.7 million under subordinated notes payable, approximately $1.3 million of debt issue costs and $0.8 million of public offering costs.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations and commitments as of December 31, 2011 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments Due by Period
Contractual obligations	2012	2013	2014	2015	2016	Thereafter	Total
Term loans	$—	$—	$—	$—	$114,438	$—	$114,438
Senior unsecured notes	—	—	—	—	—	200,000	200,000
Subordinated unsecured contingent notes	2,840	—	—	—	—	—	2,840
Capital lease obligations	70	80	65	19	9	—	243
Estimated interest on term loans(1)	7,152	7,152	7,152	7,152	2,901	—	31,509
Estimated interest on senior secured notes	21,500	21,500	21,500	21,500	21,500	32,250	139,750
Real estate leases	3,210	3,286	2,861	2,710	2,027	5,328	19,422
Supplies agreements	768	768	768	768	25	—	3,097

Total	$35,540	$32,786	$32,346	$32,149	$140,900	$237,578	$511,299

(1)

Estimated interest payments on our term loans was calculated using the current effective interest rates (LIBOR (subject to a floor of 2.00 percent), plus 4.25 percent per annum) multiplied by the pro forma outstanding balances as of December 31, 2011.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reported periods. We have provided a description of all our significant accounting policies in Note 1 to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. We believe that of these significant accounting policies, the following may involve a higher degree of judgment or complexity.

Net Revenue and Accounts Receivable

Substantially all of our revenue consists of payments or reimbursements for specialized diagnostic services rendered to patients of our referring physicians. Our billings for services reimbursed by third-party payors, including Medicare, and patients are based on a company-generated fee schedule that is generally set at higher rates than our anticipated reimbursement rates. Our billings to physicians are billed based on negotiated fee schedules that set forth what we charge for our services. Reimbursement under Medicare for our services is subject to a Medicare physician fee schedule and, to a lesser degree, a clinical laboratory fee schedule, both of which are updated annually. Our billings to patients include co-insurance and deductibles as dictated by the patient’s insurance coverage. Billings for services provided to uninsured patients are based on our company-generated fee schedule. We do not have any capitated payment arrangements, which are arrangements under which we are paid a contracted per person rate regardless of the services we provide.

Our net revenue are recorded net of contractual allowances which represent the estimated differences between the amount billed and the estimated payment to be received from third party payors, including Medicare. Adjustments to the estimated contractual allowances, based on actual receipts from third-party payors, including Medicare, are recorded upon settlement. Our billing is currently processed through multiple systems. We have an ongoing process to evaluate and record our estimates for contractual allowances based on information obtained from each of these billing systems. This information includes aggregate historical billing and contractual adjustments, billings and contractual adjustments by payor class, accounts receivable by payor class, aging of accounts receivable, historical cash collections and related cash collection percentages by payor and/or aggregate cash collections compared to gross charges. In addition, we may take into account the terms and reimbursement rates of our larger third party payor contracts and allowables under government programs in determining our estimates.

The process for estimating the ultimate collection of accounts receivable associated with our services involves significant assumptions and judgment. The provision for doubtful accounts and the related allowance are adjusted periodically, based upon an evaluation of historical collection experience with specific payors for particular services, anticipated collection levels with specific payors for new services, industry reimbursement trends, accounts receivable aging and other relevant factors. The majority of our provision for doubtful accounts relates to our estimate of uncollectible amounts from patients who are uninsured and may fail to pay their coinsurance or deductible obligations. Changes in these factors in future periods could result in increases or decreases in our provision for doubtful accounts and impact our results of operations, financial position and cash flows.

The degree of information used in making our estimates varies based on the capabilities and information provided by each of our billing systems. Due to our multiple billing systems and the varying degree of billing information and system capabilities, the following should be noted regarding our estimates of allowances for contractual adjustments and doubtful accounts.

First, our billing systems are unable to quantify amounts pending approval from third parties. However, we generally operate in most markets as an in-network provider and we estimate that over 90 percent of our diagnostic testing services are paid for by locally-focused in-network providers. As of December 31, 2011 our DSO (Days Sales Outstanding) averaged 43 days.

We also make our provisions for contractual adjustments based on our aggregate historical contractual write-off experience for a particular laboratory as recorded and reported in that laboratory’s billing system. This estimate is not done on a patient-by-patient or payor-by-payor basis. The actual aggregate contractual write-offs are recorded as a reduction in our allowance for contractual adjustments account in the period in which they occur. At the end of each accounting period, we analyze the adequacy of our allowance for contractual adjustments based on the information reported by our individual laboratories’ respective billing systems.

In addition, our current laboratory billing systems generally do not provide reports on contractual adjustments by date of service. Accordingly, we are unable to directly compare the aggregate estimated provision for contractual adjustments to the actual adjustments recorded in its various laboratory billing systems at the patient level. However, we do analyze the aggregate provision for contractual adjustments as a percentage of gross charges for each laboratory’s billing system compared to the last twelve months’ actual contractual writes-offs as a percentage of gross charges to determine that our estimated percentages are a reasonable basis for recording our periodic provisions for contractual adjustments.

Further, in determining the provision of doubtful accounts, we analyze the historical write-off percentages for each of our laboratories as recorded in our billing systems. We record an estimated provision for doubtful accounts for each accounting period based on our historical experience ratios. Actual charge-offs reduce our allowance for doubtful accounts in the period in which they occur. At each balance sheet date, we evaluate the adequacy of our allowance for doubtful accounts based on the information provided by the billing system for each of our laboratories. In conducting this evaluation, we consider, if available, the aging and payor mix of our accounts receivables.

Finally, in order to assess the reasonableness of the periodic estimates for the provision for contractual adjustments and doubtful accounts, we compare our actual historical contractual write-off percentages and our bad debt write-off percentages to the estimates recorded for each of our laboratories. In addition, at the end of each accounting period, we evaluate the adequacy of our contractual and bad debt allowances based on the information reported by the billing system for each of our laboratories to ensure that our reserves are adequate on a consolidated basis.

As of December 31, 2011, for each 1.0 percent change in our estimate for the allowance for contractual adjustments, net revenue would have increased or decreased approximately $0.9 million. As of December 31, 2011, for each 1.0 percent change in our estimate for the allowance for doubtful accounts, our provision for doubtful accounts would have increased or decreased by approximately $0.5million.

Fair Value of Contingent Consideration Issued in Acquisitions

The fair value of contingent consideration is derived using valuation techniques that incorporate unobservable inputs and are considered Level 3 items. We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. Estimates for fair value of contingent consideration primarily involve two inputs, which are (i) the projections of the financial performance of the acquired practices that are used to calculate the amount of the contingent payments and (ii) the discount rates used to calculate the present value of future payments.

Projections of future performance of the acquired practices involve significant assumptions and judgment. If future results differ significantly from current projections, future payments for contingent consideration will differ correspondingly. In developing projections, we consider historical results and trends and factors that are likely to impact future results. On a quarterly basis, we review the actual results for the acquired practices in relation to our prior projections and assess whether current projections should be adjusted higher or lower in light of recent results. We also consider any events or changes in circumstances that may have occurred which could affect future performance.

The discount rates used in estimating the fair value of contingent consideration incorporate current market interest rates adjusted for company specific risks at the acquired labs. At December 31, 2011 the discount rates used ranged from 14.6 percent to 18.5 percent.

Annual Impairment Testing of Goodwill and Intangibles

Goodwill is our single largest asset. We evaluate the recoverability and measure the potential impairment of our goodwill annually. The annual impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. For purposes of testing goodwill for impairment, each of our acquired practices is considered a separate reporting unit. To estimate the fair value of the reporting units, we utilize a discounted cash flow model as the primary approach to value supported by a market approach guideline public company method, or the GPC Method, which is used as a reasonableness test. We believe that a discounted cash flow analysis is the most appropriate methodology to test the recorded value of long-term assets with a demonstrated long-lived value. The results of the discounted cash flow provide reasonable estimates of the fair value of the reporting units because this approach is based on each respective unit’s actual results and reasonable estimates of future performance, and also takes into consideration a number of other factors deemed relevant by management, including but not limited to, expected future market revenue growth and operating profit margins. We have consistently used these approaches in determining the value of goodwill. We consider the GPC Method as an adequate reasonableness test which utilizes market multiples of industry participants to corroborate the discounted cash flow analysis. We believe this methodology is consistent with the approach that any strategic market participant would utilize if they were to value one of our reporting units.

The first step of the goodwill impairment process screens for potential impairment and the second step measures the amount of the impairment, if any. Our estimate of fair value considers (i) the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements, and (ii) comparable sales prices, if available. As part of the first step to assess potential impairment, we compare our estimate of fair value for the reporting unit to the book value of the reporting unit. If the book value is greater than our estimate of fair value, we would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess.

On a quarterly basis, we perform a review of our business to determine if events or changes in circumstances have occurred which could have a material adverse effect on our fair value and the fair value of our goodwill. If such events or changes in circumstances were deemed to have occurred, we would perform an impairment test of goodwill as of the end of the quarter, consistent with the annual impairment test performed on September 30, and record any noted impairment loss.

We also consider the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information.

Intangible assets, acquired as the result of a business combination, are recognized at fair value, as an asset apart from goodwill if the asset arises from contractual or other legal rights, or if it is separable. Intangible assets, principally representing the fair value of customer relationships, health care facility agreements and non-competition agreements acquired, are capitalized and amortized on the straight-line method over their expected useful life, which generally ranges from 4 to 18 years.

We recognize impairment losses for intangible assets when events or changes in circumstances indicate the carrying amount may not be recoverable. We continually assesses whether an impairment in the carrying value of the intangible assets has occurred. If the undiscounted future cash flows over the remaining amortization period of an intangible asset indicate the value assigned to the intangible asset may not be recoverable, we reduce the carrying value of the intangible asset. We would determine the amount of any such impairment by comparing anticipated discounted future cash flows from acquired businesses with the carrying value of the related assets. In performing this analysis, we consider such factors as current results, trends and future prospects, in addition to other relevant factors.

Recent Accounting Pronouncements

In December 2010, the FASB Emerging Issues Task Force (EITF) issued a consensus opinion No. 2010-28 on Intangibles-Goodwill and Other (Topic 350) to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This update requires Step 2 of the goodwill impairment test to be performed if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities, this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 and early adoption is not permitted. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows.

In December 2010, the EITF issued a consensus opinion No. 2010-29 on Topic 805 to update the Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 and early adoption is permitted. The adoption of this update did not have a material impact on our financial position, results of operations or cash flows.

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The standard revises guidance for fair value measurement and expands the disclosure requirements. ASU 2011-04 is effective for fiscal years beginning after December 15, 2011. We are currently evaluating the impact, if any, the adoption of ASU 2011-04 will have on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" which defers the requirement within ASU 2011-05 to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements pending further deliberation by the FASB. These ASUs require retrospective application and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We do not expect the adoption of these standards to have a material effect on our financial position, results of operations or cash flows, although it will change our financial statement presentation.

In July 2011, the FASB issued ASU 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which requires certain health care entities to present the provision for bad debts related to patient service revenue as a deduction from patient service revenue in the statement of operations rather than as an operating expense. This ASU is effective for public companies with fiscal years and interim periods within those fiscal years beginning after December 15, 2011. Additional disclosures relating to a company’s sources of patient revenue and its allowance for doubtful accounts related to patient accounts receivable will also be required. We are currently evaluating the impact, if any, the adoption of ASU 2011-07 will have on our financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment.” ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. If an entity concludes otherwise, then the two-step impairment test is not required. The Company adopted ASU 2011-08 for its annual goodwill impairment tests performed as of September 30, 2011. The effects of our adoption of this ASU are further described in Note 5 Goodwill and Intangible Assets.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 220) — Disclosures About Offsetting Assets and Liabilities” which creates new disclosure requirements about the nature of an entity's rights of offset associated with its financial instruments and derivative instruments. ASU No. 2011-11 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We are currently evaluating the impact, if any, the adoption of ASU 2011-11 will have on our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We maintain our cash balances at high quality financial institutions. The balances in our accounts may periodically exceed amounts insured by the Federal Deposit Insurance Corporation, of up to $250,000 at December 31, 2011. We do not believe we are exposed to any significant credit risk and have not experienced any losses.

As of December 31, 2011, we had an outstanding balance of $114.4 million under our term loan maturing April 2016, which accrues interest at a variable rate of LIBOR (subject to a floor of 2.00 percent) plus 4.25 percent per annum. In September 2010 we purchased an interest rate cap to reduce our exposure to interest rate risk related to our term loan. The interest rate cap earns interest to the extent LIBOR exceeds 2.00 percent, has a notional amount of $112.5 million and is effective through September 30, 2012. The interest rate cap effectively limits our exposure to interest rate risk associated with our variable rate term loan to $1.9 million of the $114.4 million outstanding as of December 31, 2011.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Members

Aurora Diagnostics Holdings, LLC

Palm Beach Gardens, FL

We have audited the accompanying consolidated balance sheets of Aurora Diagnostics Holdings, LLC and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, members’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule of Aurora Diagnostics Holdings, LLC listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aurora Diagnostics Holdings, LLC and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey & Pullen, LLP

Fort Lauderdale, Florida

March, 23, 2012

Aurora Diagnostics Holdings, LLC

Consolidated Balance Sheets

(in thousands)

	September 30,	September 30,
	December 31,
	2010	2011
Assets
Current Assets
Cash and cash equivalents	$39,941	$16,262
Accounts receivable, net	25,448	35,225
Prepaid expenses and other assets	1,949	3,196
Prepaid income taxes	1,397	1,144
Deferred tax assets	2,063	269

Total current assets	70,798	56,096

Property and equipment, net	8,906	12,306

Other Assets:
Deferred debt issue costs, net	11,065	9,944
Deposits and other noncurrent assets	41,087	339
Deferred tax assets—noncurrent	—	3,035
Goodwill	329,199	375,131
Intangible assets, net	126,956	150,112

	508,307	538,561

	$588,011	$606,963

Liabilities and Members’ Equity
Current Liabilities
Current portion of long-term debt	$2,770	$2,910
Current portion of fair value of contingent consideration	8,085	19,270
Accounts payable, accrued expenses and other current liabilities	8,387	14,652
Accrued compensation	8,213	12,377
Accrued interest	863	10,019

Total current liabilities	28,318	59,228

Long-term debt, net of current portion	316,044	313,352
Deferred tax liabilities	13,841	20,840
Fair value of contingent consideration, net of current portion	18,465	32,450
Other liabilities	—	1,203

Commitments and Contingencies

Members’ Equity
Member Contributions
Class A member units	146,250	—
Class A-1 member units	50,282	—
Class B member units	(2,333)	—
Class C member units	1,870	—
Class D member units	(2,827)	—
Class X member units	6,708	—
Common member units, 23,549,812 units issued and outstanding	—	199,950
Equity transaction costs	(3,661)	(2,248)
Retained earnings (deficit)	15,054	(17,812)

Total Members’ Equity	211,343	179,890

	$588,011	$606,963

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Consolidated Statements of Operations

Years Ended December 31, 2009, 2010 and 2011

(in thousands)

	September 30,	September 30,	September 30,
	December 31,
	2009	2010	2011

Net revenue	$171,565	$212,837	$277,494

Operating costs and expenses:
Cost of services	71,778	96,868	126,259
Selling, general and administrative expenses	36,854	49,141	65,547
Provision for doubtful accounts	9,488	12,393	18,474
Intangible asset amortization expense	14,574	18,946	23,065
Management fees	1,778	2,189	2,846
Impairment of goodwill and other intangible assets	8,031	4,871	24,471
Write-off of public offering costs	—	—	4,445
Acquisition and business development costs	1,074	1,032	878
Change in fair value of contingent consideration	—	983	12,535

Total operating costs and expenses	143,577	186,423	278,520

Income (loss) from operations	27,988	26,414	(1,026)

Other income (expense):
Interest expense	(18,969)	(17,041)	(32,545)
Write-off of deferred debt issue costs	—	(9,259)	—
Loss on extinguishment of debt	—	(2,296)	—
Other income (expense)	28	18	(35)

Total other expense, net	(18,941)	(28,578)	(32,580)

Income (loss) before income taxes	9,047	(2,164)	(33,606)

Provision (benefit) for income taxes	45	1,487	(740)

Net income (loss)	$9,002	$(3,651)	$(32,866)

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Consolidated Statement of Members’ Equity and Comprehensive Income

Years Ended December 31, 2009, 2010 and 2011

(in thousands, except for member units)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
			Accumulated
		Member	Other	Equity	Retained	Total
	Member	Contributions	Comprehensive	Transaction	(Deficit)	Members’
	Units	(Distributions)	Income (Loss)	Costs	Earnings	Equity

Balance, December 31, 2008	110,000	$154,416	$(2,573)	$(586)	$9,919	$161,176
Components of comprehensive income
Net income	—	—	—	—	9,002	9,002
Fair value of derivative	—	—	2,448	—	—	2,448

Total comprehensive income	—	—	2,448	—	9,002	11,450
Contributions from members	21,382	50,322	—	—	—	50,322
Equity transaction costs	—	—	—	(3,075)	—	(3,075)
Tax distributions to members	—	(2,809)	—	—	—	(2,809)

Balance, December 31, 2009	131,382	$201,929	$(125)	$(3,661)	$18,921	$217,064
Components of comprehensive income
Net loss	—	—	—	—	(3,651)	(3,651)
Fair value of derivative	—	—	125	—	—	125

Total comprehensive income	—	—	125	—	(3,651)	(3,526)
Contributions from members	—	8,500	—	—	—	8,500
Distributions to members	—	(8,500)	—	—	—	(8,500)
Tax distributions to members	—	(1,979)	—	—	—	(1,979)
Special distribution	—	(2,535)	—	—	—	(2,535)
Repayment of member notes receivable	—	2,535	—	—	—	2,535
Dividends	—	—	—	—	(216)	(216)

Balance, December 31, 2010	131,382	$199,950	$—	$(3,661)	$15,054	$211,343
Components of comprehensive income
Net loss	—	—	—	—	(32,866)	(32,866)

Total comprehensive loss	—	—	—	—	(32,866)	(32,866)
Exchange of membership units, net	23,418,430	—	—	—	—	—
Equity based compensation	—	—	—	1,413	—	1,413

Balance, December 31, 2011	23,549,812	$199,950	$—	$(2,248)	$(17,812)	$179,890

See Notes to Condensed Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Years Ended December 31, 2009, 2010 and 2011

(in thousands)

	September 30,	September 30,	September 30,
	2009	2010	2011
Cash Flows From Operating Activities
Net income (loss)	$9,002	$(3,651)	$(32,866)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,060	22,258	27,243
Amortization of deferred debt issue costs	1,090	1,365	2,000
Amortization of original issue discount on debt	305	468	286
Deferred income taxes	(1,568)	(1,920)	(4,573)
Equity compensation costs	—	—	1,413
Change in fair value of contingent consideration	—	983	12,535
Impairment of goodwill and other intangible assets	8,031	4,871	24,471
Write-off of public offering costs	—	—	4,445
Write-off of deferred debt issue costs	—	9,259	—
Loss on extinguishment of debt	—	2,296	—
Loss on disposal of property	—	—	35
Changes in assets and liabilities, net of working capital acquired in business combinations:
(Increase) decrease in:
Accounts receivable	(287)	(5,751)	(5,797)
Prepaid income taxes	—	(1,264)	253
Prepaid expenses	64	(159)	(856)
Increase (decrease) in:
Accounts payable and accrued expenses	1,815	(321)	5,409
Accrued compensation	1,544	670	4,095
Accrued interest	(395)	(2,184)	9,156
Taxes payable	(298)	81	343

Net cash provided by operating activities	36,363	27,001	47,592

Cash Flows From Investing Activities
Purchase of property and equipment	(2,961)	(3,217)	(5,795)
(Increase) decrease in deposits and other noncurrent assets	(16,934)	(36,990)	225
Payment of contingent notes	(12,668)	(16,979)	(20,529)
Businesses acquired, net of cash acquired	(16,698)	(33,699)	(40,324)

Net cash used in investing activities	(49,261)	(90,885)	(66,423)

Cash Flows From Financing Activities
Payments of capitalized lease obligations	—	(53)	(70)
Borrowings under new term loan facility	—	225,000	—
Repayments under former term loan facility	(8,200)	(209,100)	—
Repayments under current term loan facility	—	(110,563)	—
Issuance of senior notes	—	200,000	—
Repayments of subordinated notes payable	(3,045)	(2,860)	(2,688)
Net borrowings under revolver	(1)	—	—
Payment of debt issuance costs	(148)	(20,161)	(1,312)
Payment of public offering costs	—	(3,667)	(778)
Equity transaction costs	(3,075)	—	—
Contributions from members, net of tax distributions	47,513	(2,195)	—

Net cash provided (used in) by financing activities	33,044	76,401	(4,848)

Net increase (decrease) in cash	20,146	12,517	(23,679)
Cash and cash equivalents, beginning	7,278	27,424	39,941

Cash and cash equivalents, ending	$27,424	$39,941	$16,262

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2009, 2010 and 2011

(in thousands)

	September 30,	September 30,	September 30,
	2009	2010	2011
Supplemental Disclosures of Cash Flow Information
Cash interest payments	$17,857	$17,392	$20,952

Cash tax payments, including member tax distributions	$4,577	$6,550	$3,232

Supplemental Schedule of Noncash Investing and Financing Activities
Fair value of contingent consideration issued in acquisitions	$2,954	$22,613	$20,510

Capital lease obligations	$280	$183	$47

See Notes to Condensed Consolidated Financial Statements.

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

In states where the Company is not permitted to directly own a medical services provider or for other commercial reasons, it performs only non-medical administrative and support services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine. In those states, the Company conducts business through entities that it controls, and it is these affiliated entities that employ the physicians who practice medicine. In such states, the Company generally enters into a contract that restricts the owner of the affiliated entity from transferring their ownership interests in the affiliated entity and otherwise provides the Company or its designee with a controlling voting or financial interest in the affiliated entity and its laboratory operations. This controlling financial interest generally is obtained pursuant to a long-term management services agreement between the Company and the affiliated entity. Under the management services agreement, the Company exclusively manages all aspects of the operation other than the provision of medical services. Generally, the affiliated entity has no operating assets because the Company acquired all of its operating assets at the time it acquired the related laboratory operations. In accordance with the relevant accounting guidance, these affiliated entities are included in the consolidated financial statements of Aurora Diagnostics Holdings, LLC.

Summary of Significant Accounting Policies

Principles of consolidation: The accompanying consolidated financial statements of the Company include the accounts of Aurora Diagnostics Holdings, LLC, and its wholly-owned subsidiaries and companies in which the Company has a controlling financial interest by means other than the direct record ownership of voting stock. All accounts and transactions between the entities have been eliminated in consolidation.

Accounting estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Due to the inherent uncertainties in this process, actual results could differ from those estimates.

Fair value of financial instruments: In August 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard became effective October 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

The fair value accounting standards clarify the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is described below with Level 1 having the highest priority and Level 3 having the lowest.

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:

Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which all significant inputs are observable in active markets.

Level 3:	Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Revenue recognition and accounts receivable: The Company recognizes revenue at the time services are performed. Unbilled receivables are recorded for services rendered during, but billed subsequent to, the reporting period. Revenue is reported at the estimated realizable amounts from patients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. The provision for doubtful accounts and the related allowance are adjusted periodically, based upon an evaluation of historical collection experience with specific payors for particular services, anticipated collection levels with specific payors for new services, industry reimbursement trends, and other relevant factors. Changes in these factors in future periods could result in increases or decreases in the Company’s provision for doubtful accounts and impact its results of operations, financial position and cash flows. In 2009, 2010 and 2011, approximately 25%, 27% and 27%, respectively, of the Company’s consolidated net revenues were generated by Medicare and Medicaid programs.

Segment Reporting: The Company operates throughout the United States in one reportable segment, the medical laboratory industry. Medical laboratories offer a broad range of testing services to the medical profession. The Company’s testing services are categorized based upon the nature of the test: general anatomic pathology, dermatopathology, molecular diagnostic services and other esoteric testing services to physicians, hospitals, clinical laboratories and surgery centers. Our revenue consists of payments or reimbursements for these services. For the year ended December 31, 2011, our revenue consisted of 57% from private insurance, including managed care organizations and commercial payors, 27% from Medicare and Medicaid and 16% from physicians and individual patients.

Cash and cash equivalents: The Company considers deposits and investments that have original maturities of less than three months, when purchased, to be cash equivalents. The Company maintains its cash balances at high quality financial institutions. The Company’s balances in its accounts exceeded amounts insured by the Federal Deposit Insurance Corporation, of up to $250,000 at December 31, 2010 and 2011. The Company does not believe it is exposed to any significant credit risk and has not experienced any losses.

Property and equipment: Property and equipment is stated at cost. Routine maintenance and repairs are charged to expense as incurred, while costs of betterments and renewals are capitalized. Depreciation is calculated on a straight-line basis, over the estimated useful lives of the respective assets, which range from 3 to 15 years. Leasehold improvements are amortized over the shorter of the term of the related lease, or the useful life of the asset.

Goodwill: Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired. The Company reviews goodwill for impairment at the reporting unit level annually or, when events or circumstances dictate, more frequently. The impairment review for goodwill consists of a two-step process of first determining the fair value of the reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. If the fair value of the reporting unit exceeds the carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of the net assets, the implied fair value of the reporting unit is allocated to all the underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value.

Intangible assets: Intangible assets, acquired as the result of a business combination, are recognized at fair value, as an asset apart from goodwill if the asset arises from contractual or other legal rights, or if it is separable. Intangible assets, principally representing the fair value of customer relationships, health care facility agreements and non-competition agreements acquired, are capitalized and amortized on the straight-line method over their expected useful life, which generally ranges from 4 to 18 years.

Long-lived assets: The Company recognizes impairment losses for long-lived assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Distributions to members and allocation of profits and losses: Profits and losses are allocated to the members in accordance with certain provisions contained in the Company’s Second Amended and Restated Limited Liability Company Agreement, dated July 6, 2011, which we refer to as the LLC Agreement. Distributions are also made in accordance with the terms of the LLC Agreement.

Deferred debt issue costs: The Company recognizes the direct costs of issuing debt financing as deferred debt issue costs, which are included in other assets in its consolidated balance sheets. Deferred debt issue costs are amortized to interest expense using the effective interest method over the term of the related debt.

The Company incurred $6.1 million of debt issue costs in connection with the term loan facility it entered into during December 2007. On May 26, 2010, the Company entered into a new $335.0 million credit facility, which was used, in part, to refinance the term loan facility originated in December 2007. In connection with the refinancing, the Company recorded a non-cash write-off of the remaining unamortized original issue discount, prepaid administration fees, and debt issue costs of approximately $4.5 million related to its prior term loan facility. The Company incurred $9.5 million of debt issue costs in connection with the new $335.0 million credit facility.

On December 20, 2010, the Company issued $200.0 million in unsecured senior notes (the “Senior Notes”). The Company used a portion of the proceeds from the issuance of the Senior Notes to repay $110.0 million of the $224.4 million principal then owed under the term loan portion of its $335.0 million credit facility. In connection with the repayment, the Company recorded a non-cash charge of approximately $4.7 million for the write-off of the pro rata portion of unamortized original issue discount, prepaid administration fees, and deferred debt issue costs.

As a result of these transactions, the Company has $9.9 million in deferred debt issue costs remaining at December 31, 2011, consisting of $4.2 million related to the May 26, 2010 credit facility, as amended and restated, and $5.7 million related to the Senior Notes.

Interest expense from the amortization of deferred debt issue costs was $1.1 million, $1.4 million and $2.0 million for the years ended December 31, 2009, 2010 and 2011, respectively.

Deferred debt issue costs as of December 31, 2010 and 2011 consist of the following (in thousands):

	September 30,	September 30,
	2010	2011
Deferred debt issue costs	$11,617	$12,496
Less accumulated amortization	(552)	(2,552)

Deferred debt issue costs, net	$11,065	$9,944

Income taxes: The Company is a Delaware limited liability company taxed as a partnership for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, the Company is generally not subject to income taxes, and the income attributable to the limited liability company is allocated to the members in accordance with the terms of the operating agreement. In addition, tax distributions related to the income allocated to each member are paid out quarterly. However, certain of the Company’s subsidiaries are structured as corporations, file separate returns, and therefore are subject to federal and state income taxes. The provision for income taxes, for these subsidiaries, is reflected in the Company’s consolidated financial statements and includes federal and state taxes currently payable and changes in deferred tax assets and liabilities excluding the establishment of deferred tax assets and liabilities related to the acquisitions. Deferred income taxes represent the estimated future tax effects resulting from temporary difference between financial statements carrying values and the tax reporting basis of the related assets and liabilities. The Company does not recognize a tax benefit, unless the Company concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that the Company believes is greater than 50% likely to be realized. The Company records interest and penalties in income tax expense.

Concentration of credit risk: Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The Company’s policy is to place cash in highly-rated financial institutions. Concentration of credit risk with respect to accounts receivable is mitigated by the diversity of the Company’s payers and their dispersion across many different geographic regions. While the Company has receivables due from federal and state governmental agencies, the Company does not believe such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent on submitting appropriate documentation.

Derivative financial instruments: The Company uses derivative financial instruments to manage its interest rate risk. The Company records derivatives as either an asset or liability measured at its fair value. The fair value is based upon quoted market prices obtained from third-party institutions. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction based on the specific qualifying conditions as prescribed by the FASB Accounting Standards Codification on accounting for derivative instruments and hedging activities. If a derivative instrument is designated as a hedge transaction, the effective portion of changes in the fair value of the derivatives is recorded in Accumulated other comprehensive (loss) income. If it is determined the derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting and any deferred gains or losses are recorded in the consolidated statements of operations.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 2011 presentation. The results of these reclassifications had no effect on consolidated members’ equity or net income.

Recent Accounting Standards Updates

In December 2010, the FASB Emerging Issues Task Force (“EITF”) issued a consensus opinion No. 2010-28 on Intangibles-Goodwill and Other (Topic 350) to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This update requires Step 2 of the goodwill impairment test to be performed if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. For public entities, this update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 and early adoption is not permitted. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2010, the EITF issued a consensus opinion No. 2010-29 on Topic 805 to update the Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 and early adoption is permitted. The adoption of this update did not have a material impact on the Company's financial position, results of operations or cash flows.

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The standard revises guidance for fair value measurement and expands the disclosure requirements. ASU 2011-04 is effective for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact, if any, the adoption of ASU 2011-04 will have on its financial position, results of operations and cash flows.

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05" which defers the requirement within ASU 2011-05 to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements pending further deliberation by the FASB. These ASUs require retrospective application and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of these standards to have a material effect on its financial position, results of operations or cash flows, although it will change the Company's financial statement presentation.

In July 2011, the FASB issued ASU 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which requires certain health care entities to present the provision for bad debts related to patient service revenue as a deduction from patient service revenue in the statement of operations rather than as an operating expense. This ASU is effective for public companies with fiscal years and interim periods within those fiscal years beginning after December 15, 2011. Additional disclosures relating to a company’s sources of patient revenue and its allowance for doubtful accounts related to patient accounts receivable will also be required. The Company is currently evaluating the impact, if any, the adoption of ASU 2011-07 will have on its financial position, results of operations and cash flows.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment.” ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. If an entity concludes otherwise, then the two-step impairment test is not required. The Company adopted ASU 2011-08 for its annual goodwill impairment tests performed as of September 30, 2011. The effects of the Company’s adoption of this ASU are further described in Note 5 Goodwill and Intangible Assets.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 220) — Disclosures About Offsetting Assets and Liabilities” which creates new disclosure requirements about the nature of an entity's rights of offset associated with its financial instruments and derivative instruments. ASU No. 2011-11 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company is currently evaluating the impact, if any, the adoption of ASU 2011-11 will have on its financial position, results of operations and cash flows.

Note 2. Acquisitions

On January 1, 2009, the Company adopted a new accounting standard issued by the FASB related to accounting for business combinations using the acquisition method of accounting (previously referred to as the purchase method). In connection with this adoption, during 2009, 2010 and 2011, the Company has expensed $1.1 million, $1.0 million and $0.9 million, respectively, of transaction costs associated with its completed acquisitions and business development costs in the accompanying consolidated statements of operations.

Goodwill is calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the strategic benefits, including enhanced financial and operational scale, market diversification, leveraged combined networks and improved competitive positioning, arising from the integration of the acquired entities.

2009 Acquisition

In November 2009, the Company acquired 100% of the equity of one pathology practice for an aggregate cash purchase price of $15.3 million. In addition, the Company issued contingent consideration, payable over three years based on the acquired practice’s future performance. The Company estimated the fair value of the contingent consideration as of the acquisition date for the 2009 acquisition at $3.0 million. The cash portion of the purchase price was funded primarily with proceeds from the issuance of Class A-1 membership interests.

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

2011 Acquisitions

During 2011 the Company acquired four pathology practices. On January 1, 2011, the Company acquired 100% of the equity of two pathology practices for an aggregate cash purchase price of $36.9 million. These acquisitions were funded on December 31, 2010 and, therefore, the cash paid totaling $36.9 million was included in Deposits and other non-current assets as of December 31, 2010. On June 2, 2011, the Company acquired 100% of the equity of a third pathology practice for a cash purchase price of $14.7 million. On August 1, 2011, the Company acquired substantially all of the assets of a fourth pathology practice for an aggregate cash purchase price of $26.5 million. The Company funded the cash portion of the January 1, 2011 and June 2, 2011 acquisitions using a portion of the proceeds from the Senior Notes offering on December 20, 2010. The Company funded the cash portion of the August 1, 2011 acquisition using cash on hand, as well as $14.0 million drawn on its revolving credit facility. In each transaction, the Company issued contingent consideration payable over three to five years based upon the future performance of the acquired practices. The total acquisition date fair value of the contingent consideration issued for the 2011 acquisitions was $20.5 million.

The following table summarizes the consideration for the acquisitions made in 2009, 2010 and 2011, excluding contingent consideration payable (in thousands):

	September 30,	September 30,
	Date	Cash
Location	Acquired	Paid
Texas	November 20, 2009	15,340

Total 2009 Acquisitions		$15,340

Florida	January 1, 2010	7,976
Michigan	January 1, 2010	9,000
New Jersey	March 12, 2010	22,500
South Carolina	October 8, 2010	13,960

Total 2010 Acquisitions		$53,436

Texas	January 1, 2011	29,855
Nevada	January 1, 2011	7,000
Massachusetts	June 2, 2011	14,700
Florida	August 1, 2011	26,500

Total 2011 Acquisitions		$78,055

Intangible assets acquired as the result of a business combination are recognized at fair value as an asset apart from goodwill if the asset arises from contractual or other legal rights or if it is separable. The Company’s intangible assets, which principally consist of the fair value of customer relationships, health care facility agreements and non-competition agreements acquired in connection with the acquisition of diagnostic companies, are capitalized and amortized on the straight-line method over their useful life, which generally ranges from 4 to 18 years. Approximately $33.3 million of tax deductible goodwill was recorded related to the 2011 acquisitions.

Contingent Consideration

In connection with its acquisitions, the Company has agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. For all acquisitions prior to January 1, 2009, the Company does not accrue contingent consideration obligations prior to the attainment of the objectives and the amount owed becomes fixed and determinable. The Company paid consideration under contingent notes related to acquisitions completed prior to January 1, 2009 of $12.7 million, $17.0 million and $12.7 million for the years ended December 31, 2009, 2010 and 2011, respectively. For the year ended December 31, 2011, the Company paid consideration under contingent notes related to acquisitions completed subsequent to January 1, 2009 of $7.9 million. For the years ended December 31, 2009 and 2010, the Company made no payments under contingent notes related to acquisitions completed subsequent to January 1, 2009.

As of December 31, 2011, assuming the acquired practices achieve the maximum level of stipulated operating earnings, the maximum principal amount of contingent consideration payable over the next three to five years is approximately $64.0 million for acquisitions completed prior to January 1, 2009 and $102.1 million for acquisitions completed subsequent to January 1, 2009. A lesser amount will be paid if the practices’ earnings are below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. Any such payments in the future for acquisitions completed prior to January 1, 2009 would be accounted for as additional purchase price and increase goodwill. For acquisitions completed subsequent to January 1, 2009, future payments will be reflected in the change in the fair value of the contingent consideration. The total fair value of the contingent consideration reflected in the accompanying consolidated balance sheets as of December 31, 2010 and 2011 is $26.6 million and $51.7 million, respectively.

The following table summarizes the estimated aggregate fair value of the assets acquired and liabilities assumed in connection with the acquisitions in 2011 (in thousands):

September 30,
2011
Cash	$875
Accounts receivable (1)	3,980
Other assets	391
Property and equipment	453
Intangible assets	51,490
Goodwill	52,480

Assets acquired	109,669

Accounts payable and accrued expenses	529
Accrued compensation	69
Fair value of contingent consideration	20,510
Deferred tax liabilities	10,506

Liabilities assumed	31,614

Net assets acquired	$78,055

Net assets acquired	$78,055
Less:
Cash acquired	(875)
Deposits and other noncurrent assets (2)	(36,856)

Net cash paid for acquisitions, net of cash acquired	$40,324

(1)	Acquired accounts receivable is net of $2.3 million allowance for doubtful accounts.

(2)	Cash payments made on December 31, 2010.

Pro-forma information (unaudited)

The accompanying consolidated financial statements include the results of operations of the acquisitions from the date acquired through December 31, 2011.

The acquisitions during 2010 for which a full year of operating results were not included in both 2010 and 2011 contributed net revenue of $17.9 million and $31.6 million, for the years ended December 31, 2010 and 2011, respectively, and net earnings excluding intercompany charges eliminated in consolidation, of $5.2 million and $3.3 million for the years ended December 31, 2010 and 2011, respectively. The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the 2010 acquisitions for the year ended December 31, 2010, after giving effect to amortization, depreciation, interest, income tax, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 2010. Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2010 acquisitions and does not include operational or other changes which might have been effected by the Company. The unaudited pro forma information for the year ended December 31, 2010 presented below is for illustrative purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands):

September 30,
Pro Forma
Year Ended
December 31, 2010

Net revenue	$221,260

Net loss	$(2,421)

For the year ended December 31, 2011, the 2011 acquisitions contributed $37.3 million in net revenue and $0.5 million in net earnings, excluding intercompany charges eliminated in consolidation. The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the 2011 acquisitions for the years ended December 31, 2010 and 2011, after giving effect to amortization, depreciation, interest, income tax, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 2010. Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2011 acquisitions and does not include operational or other changes which might have been effected by the Company. The unaudited pro forma information for the years ended December 31, 2010 and 2011 presented below is for illustrative purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands):

	September 30,	September 30,
	Pro Forma
	Year Ended December 31,
	2010	2011

Net revenue	$263,818	$290,034

Net income (loss)	$3,621	$(31,512)

Note 3. Accounts Receivable

Accounts receivable consisted of the following as of December 31, 2010 and 2011 (in thousands):

	September 30,	September 30,
	2010	2011
Accounts receivable	$37,172	$52,747
Less: Allowance for doubtful accounts	(11,724)	(17,522)

Accounts receivable, net	$25,448	$35,225

Note 4. Property and Equipment

Property and equipment, including assets acquired under capital leases, as of December 31, 2010 and 2011 consisted of the following (in thousands):

	September 30,	September 30,	September 30,
	Estimated useful
	life (years)	2010	2011
Laboratory, office and data processing equipment	3 –5	$8,374	$12,088
Building and leasehold improvements	5 –15	3,337	5,806
Furniture, fixtures and other	5	844	1,162
Software	3 – 5	3,420	3,890
Vehicles	3 – 5	623	655

		16,598	23,601
Less accumulated depreciation		(8,244)	(12,295)

		8,354	11,306
Construction in progress		552	1,000

		$8,906	$12,306

Depreciation expense, inclusive of amortization of capital leases, was $2.5 million, $3.3 million and $4.2 million for the years ended December 31, 2009, 2010 and 2011, respectively.

Note 5. Goodwill and Intangible Assets

The following table presents adjustments to goodwill during the years ended December 31, 2010 and 2011 (in thousands):

	September 30,	September 30,
	2010	2011
Goodwill, beginning of period	$268,911	$329,199
Acquisitions	44,752	52,480
Contingent notes*	16,979	12,654
Goodwill impairment	(1,976)	(19,202)
Other acquisition costs	533	—

Goodwill, end of period	$329,199	$375,131

*	Related to acquisitions completed prior to January 1, 2009.

For the years ended December 31, 2009, 2010 and 2011, the Company recorded amortization expense of $14.6 million, $18.9 million and $23.1 million, respectively, related to its intangible assets. The Company’s balances for intangible assets as of December 31, 2010 and 2011 and the related accumulated amortization are set forth in the table below (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
		Weighted Average	December 31, 2010
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	5 –10	8	$130,533	$(35,825)	$94,708
Health care facility agreements	4 –18	14	41,370	(11,260)	30,110
Noncompete agreements	2 – 5	5	4,441	(2,303)	2,138

Total intangible assets			$176,344	$(49,388)	$126,956

	September 30,	September 30,	September 30,	September 30,	September 30,
		Weighted Average	December 31, 2011
	Range	Amortization Period		Accumulated
	(Years)	(Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	4 –10	9	$152,249	$(50,736)	$101,513
Health care facility agreements	4 –18	14	60,716	(14,631)	46,085
Noncompete agreements	4 – 5	5	5,678	(3,164)	2,514

Total intangible assets			$218,643	$(68,531)	$150,112

As of December 31, 2011, estimated future amortization expense is as follows (in thousands):

September 30,
Year Ending December 31,
2012	$23,245
2013	22,833
2014	22,143
2015	21,692
2016	20,702
Thereafter	39,497

$150,112

For purposes of testing goodwill for impairment, with the exception of four practices for which operations have been combined into two reporting units, each of the Company’s acquired practices is considered a separate reporting unit. To estimate the fair value of the reporting units, the Company utilizes a discounted cash flow model as the primary approach to value, supported by a market approach guideline public company method (the “GPC Method”) which is used as a reasonableness test. The Company believes that a discounted cash flow analysis is the most appropriate methodology to test the recorded value of long-term assets with a demonstrated long-lived value. The results of the discounted cash flow provide reasonable estimates of the fair value of the reporting units because this approach is based on each respective unit’s actual results and reasonable estimates of future performance, and also takes into consideration a number of other factors deemed relevant by management, including but not limited to, expected future market revenue growth and operating profit margins. The Company has consistently used these approaches in determining the value of goodwill. The Company considers the GPC Method as an adequate reasonableness test which utilizes market multiples of industry participants to corroborate the discounted cash flow analysis. The Company believes this methodology is consistent with the approach that any strategic market participant would utilize if they were to value one of the Company’s reporting units.

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

As of September 30, 2011, the Company tested goodwill and intangible assets for potential impairment and recorded a non-cash impairment expense of $24.5 million resulting from a write down of $19.2 million in the carrying value of goodwill and a write down of $5.3 million in the carrying value of intangible assets. The write down of the goodwill and intangible assets related to three reporting units. Regarding these reporting units, the Company believes events occurred and circumstances changed that more likely than not reduced the fair value of the intangible assets and goodwill below their carrying amounts. These events during 2011 consisted primarily of the loss of certain customers present at the acquisition date and generally slower projected revenue growth and corresponding growth in operating profit, which adversely affected the current year and expected future revenues and operating profit of the reporting unit. The calculated fair values for all of the Company’s other reporting units were substantially in excess of their carrying values.

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

Note 6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2010 and 2011 consisted of the following (in thousands):

	September 30,	September 30,
	2010	2011
Accounts payable	$3,514	$5,617
Due to predecessor pension plan	1,241	1,194
Accrued management fees	562	742
Other accrued expenses	3,070	7,099

	$8,387	$14,652

Note 7. Long-Term Debt

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

The new credit facility, as amended December 20, 2010, requires the Company to comply on a quarterly basis with certain financial covenants, including a senior secured leverage ratio calculation and an interest coverage ratio which become more restrictive over time. Also, on an annual basis the Company must not exceed a specified maximum amount of consolidated capital expenditures. In addition, the new term loan facility includes negative covenants restricting or limiting the Company’s ability to, among other things, incur, assume or permit to exist additional indebtedness or guarantees; incur liens and engage in sale leaseback transactions; make loans and investments; declare dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and other business combinations; prepay, redeem or purchase certain indebtedness; amend or otherwise alter terms of its indebtedness; sell assets; enter into transactions with affiliates and alter the business it conducts without prior approval of the lenders. As of December 31, 2011, the Company was in compliance with all loan covenants.

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

Long-term debt consists of the following as of December 31, 2010 and 2011 (in thousands):

	September 30,	September 30,
	2010	2011
Senior Notes	$200,000	$200,000
Term loan	114,438	114,438
Subordinated unsecured contingent note dated April 30, 2007	5,528	2,840
Capital lease obligations	393	243

	320,359	317,521

Less:
Original issue discount, net	(1,545)	(1,259)
Current portion	(2,770)	(2,910)

Long-term debt, net of current portion	$316,044	$313,352

As of December 31, 2011, estimated future debt principal payments are as follows (in thousands):

September 30,
Year Ending December 31,
2012	$2,910
2013	80
2014	65
2015	19
2016	114,447
Thereafter	200,000

$317,521

Interest Rate Derivatives

In January 2008, the Company entered into a 2-year interest rate swap transaction which involved the exchange of floating for fixed rate interest payments without the exchange of the underlying principal amount. The interest rate swap had a notional amount of $125.0 million and a fixed rate of interest of 3.57%. The swap reset every 90 days and terminated on January 10, 2010. The Company received interest on the notional amount whenever the LIBOR rate exceeded 3.57% and paid interest whenever the LIBOR rate was below 3.57%. For the years ended December 31, 2009 and 2010, the interest settlement amount was $3.3 million and $0.1 million, respectively, which is reflected in interest expense in the consolidated statement of operations. The change in fair value of the derivative instrument of $2.4 million and $0.1 million, for the years ended December 31, 2009 and 2010, respectively, is recognized in other comprehensive income.

On September 23, 2010, the Company purchased an interest rate cap instrument for $0.2 million as a hedge to reduce its exposure to increases in LIBOR above 2.00%. The interest rate cap, which has a notional amount of $112.5 million, is effective from September 28, 2010 through September 30, 2012. The interest rate applicable under the cap resets each fiscal quarter, as determined on the last day of the preceding fiscal quarter. The Company earns interest on the notional amount to the extent that the LIBOR rate exceeds 2.00%. As of December 31, 2011, the fair value of the interest rate cap of $7,000 was included in deposits and other noncurrent assets. For the year ended December 31, 2011 the change in fair value of the interest rate cap was ($0.2) million. For the year ended December 31, 2010 the change in fair value of the interest rate cap was not significant.

Note 8. Related Party Transactions

Acquisition Target Consulting Agreement

On June 2, 2006, and as subsequently amended and restated on July 6, 2011, the Company and an entity owned by two members of the Company entered into a professional services agreement to provide certain acquisition target identification consulting services to the Company. In exchange for these services, the Company pays to the entity a monthly retainer of $23,000, plus reimbursable expenses. The entity also earns a success fee of $45,000 for each identified acquisition consummated by the Company. During the years ended December 31, 2009, 2010 and 2011, a total of approximately $0.3 million, $0.4 million and $0.4 million respectively, was paid to the entity. As of December 31, 2011, the Company owed $24,000 under this arrangement. No amounts were owed as of December 31, 2010.

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

As of December 31, 2010 and 2011, $0.9 million and $1.5 million, respectively, of these Management Fees are reflected in accounts payable and accrued expenses in the accompanying consolidated balance sheets. The consolidated statement of operations includes Management Fees of $1.8 million, $2.2 million and $2.8 million for the years ended December 31, 2009, 2010 and 2011, respectively. During the years ended December 31, 2009, 2010 and 2011, the Company paid management fees of $1.9 million, $2.0 million and $2.3 million, respectively.

Facilities Lease Agreements

The Company leased eight of its facilities from entities owned by physician employees or affiliated physicians who are also former owners of the acquired practices. One of the leases terminated on December 31, 2011 and the other seven leases terminate in March and December 2012, December 2013, December 2014, April 2017, January 2019 and October 2020. The seven continuing leases provide for monthly aggregate base payments of approximately $94,000. Rent paid to the related entities was $0.7 million, $1.1 million and $1.1 million for the years ended December 31, 2009, 2010 and 2011, respectively.

Unsecured Promissory Note

On October 21, 2008, the Company entered into an unsecured promissory note with an officer and member of the Company. The note was a two-year note and accrued interest at 3.2%. The remaining balance of the note receivable was forgiven on April 28, 2010.

Note 9. Members’ Equity

Prior to April 1, 2011, the Company had multiple classes of membership interests, including A, A-1, B, C, X, D-1, D-2 and D-3 units. Effective as of April 1, 2011, Aurora Holdings amended and restated its operating agreement in order to reclassify its existing limited liability company units as a single class of 23,549,812 units. The reclassification did not result in a material change in the unit holders’ ownership of the Company on a fully-diluted basis.

Profits and losses are generally allocated among the members in accordance with the methodology for computing capital accounts as described in the Company’s LLC Agreement. Proceeds distributable to the members in connection with the liquidation, or payable in connection with a sale of the Company are distributed or paid based on the number and, prior to April 1, 2011, class of units and interests held by each member. The various interests and units share in the proceeds of a liquidation and/or sale in different relative amounts based on the aggregate amount of the distributions and/or payments.

As of December 31, 2011, the Company has authorized 23,549,812 common membership units, all of which were issued and outstanding.

During 2009, the Company issued 21,382 Class A-1 membership interests for total consideration of $50.3 million. In connection with the A-1 issuance the Company incurred $3.1 million of costs which were recorded as a reduction in members’ equity.

Pursuant to subscription agreements with certain executives of the Company, 5,000 Class C membership units were issued during 2006 at $6.8376 per unit, for a total initial capital contribution of $0.03 million. During 2007, the executives made total capital contributions of $2.9 million, of which $1.4 million was paid in cash, with the remaining balances to be paid under promissory notes from the executives. These notes receivable for membership interests accrued interest at 5%, were collateralized by the membership units and were due for repayment on June 2, 2011. During 2008, the executives made total capital contributions of $0.8 million, of which $0.4 million was paid in cash, with the remaining balances to be paid under promissory notes from the executives. These notes receivable for membership interests accrued interest at 5%, were collateralized by the membership units and were due for repayment on March 7, 2013. In accordance with the terms of these promissory notes, the Company required the prepayment of the $2.2 million principal plus accrued interest due thereunder from its executive officers prior to the filing of the Company’s initial registration statement on Form S-1, which was filed on April 29, 2010. All such amounts were prepaid by the executive officers on April 28, 2010. Interest of $0.1 million and $0.04 million on the executive notes receivable was credited to contributed capital as earned during the years ended December 31, 2009 and 2010, respectively.

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

The following is a table reflecting the member contributions (distributions) by type of membership interest for the years ended December 31, 2009, 2010 and 2011 (in thousands):

	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx
	Class A	Class A-1	Class B	Class C	Class D	Class X	Class Z	Common Units	Members' Equity
Balance, January 1, 2009	$146,250	$—	$(412)	$1,870	$—	$6,708	$—	$—	$154,416
Contributions from members	—	50,322	—	—	—	—	—	—	50,322
Tax distributions	—	(40)	(1,921)	—	(848)	—	—	—	(2,809)

Balance, December 31, 2009	146,250	50,282	(2,333)	1,870	(848)	6,708	—	—	201,929
Contributions from members	—	—	—	—	—	—	8,500	—	8,500
Return of member contibutions	—	—	—	—	—	—	(8,500)	—	(8,500)
Special distribution	—	—	—	(2,145)	—	(390)	—	—	(2,535)
Repayment of member notes receivable (1)	—	—	—	2,145	—	390	—	—	2,535
Tax distributions	—	—	—	—	(1,979)	—	—	—	(1,979)

Balance, December 31, 2010	146,250	50,282	(2,333)	1,870	(2,827)	6,708	—	—	199,950
Exchange of membership units	(146,250)	(50,282)	2,333	(1,870)	2,827	(6,708)	—	199,950	—

Balance, December 31, 2011	$—	$—	$—	$—	$—	$—	$—	$199,950	$199,950

Note 10. Equity-Based Compensation

On July 6, 2011, the Company adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan for the grant of options to purchase units of Aurora Diagnostics Holdings, LLC to employees, officers, managers, consultants and advisors of the Company and its affiliates. During the year ended December 31, 2011, the Company granted options for 1,931,129 units to employees and reserved the equivalent number of units for issuance upon the future exercise of awards pursuant to the plan. The options have a contractual term of 10 years and vest at various dates from July 6, 2011, when 201,535 immediately vested upon grant, through September 1, 2016. The weighted average grant date fair value of the options granted in 2011 was $3.54.

The Company uses the Black-Scholes method to value its options. For options granted during 2011, the weighted average assumptions were 32% for volatility, 6.2 years for expected life, 1.8% for the risk free interest rate and no dividends. The Company considered the volatility for comparable companies in deriving estimates of volatility. The expected life is estimated based upon the vesting period and contractual life of the option. The risk free interest rate is estimated using rates for United States Treasury securities with maturities closest to the estimated life of the option.

As of December 31, 2011, there were 1,924,461 options that were vested or expected to vest with a weighted average exercise price of $10.09, weighted average remaining contractual life of 9.6 years and an intrinsic value of $0.47. Equity compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on the Company’s historical employee turnover experience and future expectations. For the year ended December 31, 2011, the weighted average estimated forfeitures were less than 1%. The grant date fair value of options expected to vest is being amortized over the vesting periods through September 1, 2016. Equity compensation costs, which are included in selling, general and administrative expenses, were $1.4 million for the year ended December 31, 2011. As of December 31, 2011, the total remaining unamortized equity compensation cost was approximately $5.4 million and the weighted average period over which the non-vested options are expected to be recognized was 3.8 years.

The following table summarizes the option activity for the year ended December 31, 2011.

	September 30,	September 30,	September 30,	September 30,
		Weighted	Weighted	Weighted
		Average	Average	Average
	Number of	Exercise	Grant Date	Remaining
	Options	Price	Fair Value	Term (years)
Options outstanding, beginning of year	—	$—	$—	—
Options granted	1,931,129	$10.09	$3.54	9.6
Options outstanding, end of year	1,931,129	$10.09	$3.54	9.6
Options exercisable, end of year	201,535	$10.18	$3.42	9.5

No options were exercised or forfeited during the year ended December 31, 2011. There were no options granted during the years ended December 31, 2009 and 2010. Subsequent to December 31, 2011, a total of 497,619 options were cancelled and 376,490 new options were granted.

Note 11. Commitments and Contingencies

During the ordinary course of business, the Company has become and may in the future become subject to pending and threatened legal actions and proceedings. The Company may have liability with respect to its employees and its pathologists. Medical malpractice claims are generally covered by insurance. While the Company believes the outcome of any such pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity, if the Company is ultimately found liable under any medical malpractice claims, there can be no assurance the Company’s medical malpractice insurance coverage will be adequate to cover any such liability. The Company may also, from time to time, be involved with legal actions related to the acquisition of and affiliation with physician practices, the prior conduct of such practices, or the employment (and restriction on competition) of its physicians. There can be no assurance any costs or liabilities for which the Company becomes responsible in connection with such claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. During 2009, the Company received two claims for refunds in the amount of $1.2 million related to payments received for services provided by the Company. In June 2010, the Company settled both claims for a total of $0.3 million. These settlements were accrued as a reduction of net revenue in the consolidated financial statements for the year ended December 31, 2010. During 2011, the Company received claims of overpayments from one payor for a total of $1.6 million. The Company intends to vigorously defend against this asserted claim; however, at this time, the ultimate outcome cannot be determined and the Company cannot reasonably estimate a potential loss in the event of an adverse opinion.

Contingent Notes

As discussed in Note 2, in connection with certain of its acquisitions, the Company has agreed to pay additional consideration in future periods, based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. As of December 31, 2011, the total maximum future payments for contingent consideration issued in acquisitions was $64.0 million for acquisitions completed prior to January 1, 2009 and $102.1 million for acquisitions completed since January 1, 2009. Lesser amounts will be paid for earnings below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. Any future payments of contingent consideration will be accounted for as additional purchase price and increase goodwill for acquisitions completed prior to January 1, 2009 or, for acquisitions completed since January 1, 2009, will be reflected in the change in the fair value of the contingent consideration. As of December 31, 2011, the fair value of contingent consideration related to acquisitions completed since January 1, 2009 was $51.7 million.

Purchase Obligation

In March 2011, the Company entered into a five year non-cancelable commitment to purchase reagents and other laboratory supplies. In connection with the commitment, the vendor provided the Company with lab testing equipment, to which the Company will receive title upon fulfillment of its purchase obligations under the commitment. The company recorded the equipment and a corresponding obligation under purchase commitment for the fair market value of $1.4 million. This obligation under purchase commitment is included in other liabilities in the accompanying consolidated balance sheet as of December 31, 2011.

Through December 31, 2011, the Company made purchases of approximately $0.7 million under the purchase obligation. At December 31, 2011, the approximate total future purchase commitment is approximately $3.1 million, of which approximately $0.8 million is expected to be incurred in each year from 2012 through 2015 and the balance of which is expected to be incurred in 2016.

Employment agreements

The Company has employment agreements with its executive officers and certain physician employees, the terms of which expire at various times through 2015. Such agreements provide for minimum salary levels that may be adjusted annually for cost-of-living changes, and may contain incentive bonuses that are payable if specified management goals are attained. Under certain of the agreements, in the event employment is terminated (other than voluntarily by the employee or the Company for cause or upon the death of the employee), the Company is committed to pay certain benefits, including specified monthly severance for periods from six months to two years from the date of termination.

Self-insured health benefits

Effective June 1, 2009, the Company began providing health care benefits to the majority of its employees through a partially self-insured plan. The Company records its estimate of the ultimate cost of, and reserves for, health care benefits based on computations using the Company’s loss history as well as industry statistics. In determining its reserves, the Company includes reserves for estimated claims incurred but not reported. The amount reserved for estimated claims was $0.6 million and $0.9 million as of December 31, 2010 and 2011, respectively. The ultimate cost of health care benefits will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims.

Operating leases

The Company leases various office and medical laboratory facilities and equipment under non-cancelable lease agreements with varying terms through May 2021. The terms of some of the facility leases call for the Company to pay for certain taxes or common utility charges. Rent expense including these taxes and common utility charges was $2.7 million, $3.5 million, and $4.1 million for the years ended December 31, 2009, 2010, and 2011, respectively. Rent expense associated with operating leases that include scheduled rent increases and tenant incentives are recorded on a straight-line basis over the term of the lease. Aggregate future minimum annual rentals under the lease agreements as of December 31, 2011 are as follows (in thousands):

September 30,
Year Ending December 31,
2012	$3,210
2013	3,286
2014	2,861
2015	2,710
2016	2,027
Thereafter	5,328

$19,422

Note 12. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The Company’s interest rate cap agreement was included in deposits and other noncurrent assets at its fair value of approximately $7,000 and $0.2 million as of December 31, 2011 and December 31, 2010, respectively. The interest rate cap, which was entered into in September 2010, was the Company’s only derivative financial instrument. The fair value of the interest rate cap was estimated by obtaining quotations from the financial institution that is a counter party to the instrument. The LIBOR rate is observable at commonly quoted intervals over the term of these derivatives and they are therefore considered Level 2 items. The fair value is an estimate of the net amount that the Company would have to pay or would receive on that date if the agreements were canceled or transferred to other parties. During the year ended December 31, 2011, the Company recorded an increase to interest expense of $0.2 million for the change in fair value of the interest rate cap agreement.

As of December 31, 2011 and December 31, 2010, the fair value of contingent consideration related to acquisitions since January 1, 2009 was $51.7 million and $26.6 million, respectively. The fair value of contingent consideration is derived using valuation techniques that incorporate unobservable inputs and are considered Level 3 items. We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. Estimates for fair value of contingent consideration primarily involve two inputs, which are (i) the projections of the financial performance of the acquired practices that are used to calculate the amount of the payments and (ii) the discount rates used to calculate the present value of future payments. Changes in either of these inputs will impact the estimated fair value of contingent consideration. At December 31, 2011 the discount rates ranged from 14.6 percent to 18.5 percent.

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of December 31, 2011 (in thousands):

	September 30,	September 30,	September 30,	September 30,
			Significant Other	Significant
		Quoted Prices	Observable	Unobservable
		in Active Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
Assets:
Deposits and other non-current assets
Interest rate cap	$7	$—	$7	$—

Liabilities:
Current portion of fair value of contingent consideration	$19,270	$—	$—	$19,270

Fair value of contingent consideration, net of current portion	$32,450	$—	$—	$32,450

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of December 31, 2010 (in thousands):

	September 30,	September 30,	September 30,	September 30,
			Significant Other	Significant
		Quoted Prices	Observable	Unobservable
		in Active Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
Assets:
Deposits and other non-current assets
Interest rate cap	$176	$—	$176	$—

Liabilities:
Current portion of fair value of contingent consideration	$8,085	$—	$—	$8,085

Fair value of contingent consideration, net of current portion	$18,465	$—	$—	$18,465

The following is a roll-forward of the Company’s Level 3 fair value instruments for the years ended December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
	Beginning	Total (Gains) /			Ending
	Balance	Losses Realized			Balance
	January 1,	and Unrealized	Issuances	Settlements	December 31,
Year ended December 31, 2011
Contingent consideration	$26,550	$12,535	$20,510	$(7,875)	$51,720

Year ended December 31, 2010
Contingent consideration	$2,954	$983	$22,613	$—	$26,550

Non-Recurring Fair Value Measurements

Certain assets that are measured at fair value on a non-recurring basis, including property and equipment and intangible assets, are adjusted to fair value only when the carrying values are greater than their fair values. As described in Note 5, Goodwill and Intangible Assets, the Company completed its annual impairment evaluations as of September 30, 2011 and 2010 and recorded write-offs of goodwill and intangibles to reflect the current estimated fair value of the impaired reporting units. The fair value was derived with fair value models utilizing unobservable inputs that therefore are considered Level 3 items.

As of December 31, 2011 and 2010 the carrying amounts of cash, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value based on the short maturity of these instruments. As of December 31, 2011 and 2010 the fair value of the Company’s long-term debt was $316.3 million and $320.1 million, respectively. The Company uses quoted market prices and yields for the same or similar types of borrowings in active markets when available to determine the fair value of the Company’s debt. These fair values are considered Level 2 items.

Note 13. Write-off of Public Offering Costs

During the quarter ended September 30, 2011, the Company decided to delay the completion of its initial public offering. As a result, a non-cash charge of $4.4 million was recorded to write-off the previously deferred offering costs.

Note 14. Defined Contribution Plan

The Company sponsors a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer up to 100% of their compensation in accordance with IRS guidelines. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Company is required to match a portion of the employees’ contribution. For 2009, 2010 and 2011, the rate of Company match was 25%, up to $1,000 per participating employee. Total expense recorded for the Company’s match was $0.1 million for 2009, $0.2 million for 2010 and $0.3 million for 2011. Also, in connection with certain acquisitions, the Company assumed the responsibility under certain defined contribution plans. Total expense recorded for the Company’s match to these plans was $42,000 for 2009, $27,000 for 2010 and $25,000 million for 2011.

Note 15. Income Taxes

The Company is a Delaware limited liability company. For federal income tax purposes, the Company is treated as a partnership. Accordingly, the Company is generally not subject to income taxes and the income attributable to the limited liability company is distributed to the members in accordance with the terms of the operating agreement. However, certain of the Company’s subsidiaries are structured as corporations, file separate returns, and therefore are subject to federal and state income taxes. The provision for income taxes for these subsidiaries is reflected in the Company’s consolidated financial statements and includes federal and state taxes currently payable and changes in deferred tax assets and liabilities excluding the establishment of deferred tax assets and liabilities related to acquisitions.

The provision (benefit) for federal and state taxes was $1.5 million and ($0.7) million for the years ended December 31, 2010 and 2011, respectively. Excluding the effect of the impairment charges, the benefit for federal and state taxes would have been $2.0 million for the year ended December 31, 2011.

Approximately $75,000 and $39,000 of the provision for the years ended December 31, 2010 and 2011, respectively, relates to states that have a business income tax, gross receipts tax or modified gross receipts tax for partnerships.

The provision for income taxes for certain of the Company’s subsidiaries structured as corporations and states that tax partnerships for the years ended December 31, 2009, 2010 and 2011 consist of the following (in thousands):

	September 30,	September 30,	September 30,
	2009	2010	2011
Current:
Federal	$1,074	$2,872	$2,989
State	539	600	829

Total current provision	1,613	3,472	3,818

Deferred:
Federal	(1,458)	(1,904)	(4,094)
State	(110)	(81)	(464)

Total deferred benefit	(1,568)	(1,985)	(4,558)

Total provision for income taxes	$45	$1,487	$(740)

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate of 34 percent to actual income taxes, primarily for the Company’s subsidiaries structured as corporations for the years ended December 31, 2009, 2010 and 2011 was as follows (in thousands):

	September 30,	September 30,	September 30,
	2009	2010	2011
Income tax provision (benefit) at statutory rate of 34 percent	$3,076	$(736)	$(11,426)
Income tax (provision) benefit to partnership	(5,570)	1,589	7,997
Impairment of goodwill on non-deductible stock acquisitions	2,247	—	1,163
Change in fair value of contingent consideration	—	—	1,761
Contributions of assets to corporate subsidiaries	—	267	(912)
Change in federal and state deferred tax rate	—	—	330
Provision (benefit) for state income taxes	283	342	241
Other permanent differences	9	25	106

Provision (benefit) for income taxes	45	1,487	(740)

Effective income tax rate	0%	-69%	2%

The Company’s management has evaluated the need for a valuation allowance and concluded that it is more likely than not that the deferred tax assets will be realized. The following is a summary of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2011, respectively (in thousands):

	September 30,	September 30,
	2010	2011
Deferred tax assets:
Allowance for doubtful accounts	$1,976	$297
Accrued wages	87	103
Self-insured health insurance	—	40
Intangible assets acquired	—	3,035
Valuation allowance	—	—

Total deferred tax assets:	$2,063	$3,475

Deferred tax liabilities:
Intangible assets acquired	(12,961)	(19,927)
Current portion cash to accrual adjustment		(346)
Change from cash to accrual basis of accounting by the businesses acquired	(479)	(458)
Property and equipment	(402)	(455)

Total deferred tax liabilities	$(13,842)	$(21,186)

Total deferred tax liabilities, net	$(11,779)	$(17,711)

As of December 31, 2011, current deferred tax liabilities of $175,000 are included in accounts payable, accrued expenses and other current liabilities in the consolidated balance sheet.

Note 16. Guarantor Subsidiaries

The following information is presented as required by regulations of the Securities and Exchange Commission in connection with the Company’s 10.75% Senior Notes due 2018. This information is not routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the Company's consolidated financial statements are fully interdependent and integrated. Accordingly, consolidating the operating results of those separate legal entities is not representative of what the actual operating results of those entities would be on a stand-alone basis. Operating expenses of those separate legal entities include intercompany charges for management fees and other services. Certain expense items that are applicable to the Company's subsidiaries are typically recorded in the books and records of Aurora Diagnostics Holdings, LLC. For purposes of this footnote disclosure, such balances and amounts have been “pushed down” to the respective subsidiaries either on a specific identification basis, or when such items cannot be specifically attributed to an individual subsidiary, have been allocated on an incremental or proportional cost basis to Aurora Diagnostics Holdings, LLC and the Company's subsidiaries.

The following tables present consolidating financial information as of December 31, 2010, and 2011 and for the years ended December 31, 2009, 2010 and 2011 for (i) Aurora Diagnostics Holdings, LLC, (ii) on a combined basis, the subsidiaries of the Company that are guarantors of the Company’s Senior Notes (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of the Company that are not guarantors of the Company’s Senior Notes (the “Non-Guarantor Subsidiaries”). For presentation in the following tables, Subsidiary Guarantors includes revenue and expenses and assets and liabilities for those subsidiaries directly or indirectly 100% owned by the Company, including those entities that have contractual arrangements with affiliated physician groups. Essentially, all property and equipment reflected in the accompanying consolidated balance sheets collateralize the Company’s debt. As such, as of December 31, 2010, and 2011, $2.6 million and $4.2 million, respectively, of property and equipment held by Non-Guarantor Subsidiaries are reflected under Subsidiary Guarantors in the following tables.

Consolidating Balance Sheets:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Aurora
	Diagnostics	Subsidiary	Non-Guarantor	Consolidating	Consolidated
December 31, 2010	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$38,513	$228	$1,200	$—	$39,941
Accounts receivable, net	—	14,136	11,312	—	25,448
Prepaid expenses and other assets	582	893	474	—	1,949
Prepaid income taxes	96	558	743	—	1,397
Deferred tax assets	—	231	1,832	—	2,063

Total current assets	39,191	16,046	15,561	—	70,798

Property and equipment, net	1,790	7,116	—	—	8,906

Other Assets:
Intercompany receivable	358,203	—	—	(358,203)	—
Deferred debt issue costs, net	11,065	—	—	—	11,065

Deposits and other noncurrent assets	41,013	56	18	—	41,087
Goodwill	—	218,380	110,819	—	329,199
Intangible assets, net	—	86,630	40,326	—	126,956

	410,281	305,066	151,163	(358,203)	508,307

	$451,262	$328,228	$166,724	$(358,203)	$588,011

Liabilities and Members’ Equity
Current Liabilities
Current portion of long-term debt	$2,694	$76	$—	$—	$2,770
Current portion of fair value of contingent consideration	—	6,753	1,332	—	8,085
Accounts payable and accrued expenses	2,964	2,722	2,701	—	8,387
Accrued compensation	2,667	3,408	2,138	—	8,213
Accrued interest	863	—	—	—	863

Total current liabilities	9,188	12,959	6,171	—	28,318

Intercompany payable	—	213,862	144,341	(358,203)	—
Long-term debt, net of current portion	315,766	278	—	—	316,044
Deferred tax liabilities	—	2,747	11,094	—	13,841

Fair value of contingent consideration, net of current portion	—	13,347	5,118	—	18,465

Members’ Equity	126,308	85,035	—	—	211,343

	$451,262	$328,228	$166,724	$(358,203)	$588,011

	September 30,	September 30,	September 30,	September 30,	September 30,
	Aurora
	Diagnostics	Subsidiary	Non-Guarantor	Consolidating	Consolidated
December 31, 2011	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$14,303	$127	$1,832	$—	$16,262
Accounts receivable, net	—	16,319	18,906	—	35,225
Prepaid expenses and other assets	1,042	1,003	1,151	—	3,196
Prepaid income taxes	96	143	905		1,144
Deferred tax assets	—	16	253	—	269

Total current assets	15,441	17,608	23,047	—	56,096

Property and equipment, net	1,977	10,329	—	—	12,306

Other Assets:
Intercompany receivable	409,233	—	—	(409,233)	—
Deferred debt issue costs, net	9,944	—	—	—	9,944
Deferred tax assets—noncurrent	—	—	3,035	—	3,035
Deposits and other noncurrent assets	156	166	17	—	339
Goodwill	—	227,783	147,348	—	375,131
Intangible assets, net	—	77,937	72,175	—	150,112

	419,333	305,886	222,575	(409,233)	538,561

	$436,751	$333,823	$245,622	$(409,233)	$606,963

Liabilities and Members’ Equity
Current Liabilities
Current portion of long-term debt	$2,847	$63	$—	$—	$2,910
Current portion of fair value of contingent consideration	—	10,900	8,370	—	19,270
Accounts payable, accrued expenses and other current liabilities	7,875	3,035	3,742	—	14,652
Accrued compensation	4,722	3,947	3,708	—	12,377
Accrued interest	10,019	—	—	—	10,019

Total current liabilities	25,463	17,945	15,820	—	59,228

Intercompany payable	—	215,145	194,088	(409,233)	—

Long-term debt, net of current portion	313,206	146	—	—	313,352
Deferred tax liabilities	—	2,286	18,554	—	20,840
Fair value of contingent consideration, net of current portion	—	15,290	17,160	—	32,450
Other liabilities	1,203	—	—	—	1,203
					—

Members’ Equity	96,879	83,011	—	—	179,890

	$436,751	$333,823	$245,622	$(409,233)	$606,963

Consolidating Statements of Operations:

	September 30,	September 30,	September 30,	September 30,
	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2009	Holdings, LLC	Guarantors	Subsidiaries	Total
Net Revenue	$—	$104,840	$66,725	$171,565

Operating costs and expenses:
Cost of services	—	33,117	38,661	71,778
Selling, general and administrative expenses	9,281	16,482	11,091	36,854
Provision for doubtful accounts	—	4,533	4,955	9,488
Intangible asset amortization expense	—	9,188	5,386	14,574
Management fees	(15,056)	17,875	(1,041)	1,778

Impairment of goodwill and other intangible assets	—	—	8,031	8,031
Acquisition and business development costs	1,074			1,074

Total operating costs and expenses	(4,701)	81,195	67,083	143,577

Income (loss) from operations	4,701	23,645	(358)	27,988

Other income (expense):
Interest expense	(18,969)	—	—	(18,969)
Other income (expense)	(7)	25	10	28

Total other income (expense), net	(18,976)	25	10	(18,941)

Income (loss) before income taxes	(14,275)	23,670	(348)	9,047

Provision (benefit) for income taxes	196	197	(348)	45

Net income (loss)	$(14,471)	$23,473	$—	$9,002

	September 30,	September 30,	September 30,	September 30,
	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2010	Holdings, LLC	Guarantors	Subsidiaries	Total
Net Revenue	$—	$132,522	$80,315	$212,837

Operating costs and expenses:
Cost of services	—	47,069	49,799	96,868

Selling, general and administrative expenses	11,076	23,646	14,419	49,141
Provision for doubtful accounts	—	7,036	5,357	12,393
Intangible asset amortization expense	—	11,570	7,376	18,946
Management fees	(14,726)	20,111	(3,196)	2,189

Impairment of goodwill and other intangible assets	—	—	4,871	4,871

Acquisition and business development costs	1,032	—	—	1,032

Change in fair value of contingent consideration	—	277	706	983

Total operating costs and expenses	(2,618)	109,709	79,332	186,423

Income from operations	2,618	22,813	983	26,414

Other income (expense):
Interest expense	(17,041)	—	—	(17,041)

Write-off of deferred debt issue costs	(9,259)	—	—	(9,259)

Loss on extinguishment of debt	(2,296)	—	—	(2,296)
Other income / (expense)	9	4	5	18

Total other expense, net	(28,587)	4	5	(28,578)

Income (loss) before income taxes	(25,969)	22,817	988	(2,164)

Provision for income taxes	75	424	988	1,487

Net income (loss)	$(26,044)	$22,393	$—	$(3,651)

	September 30,	September 30,	September 30,	September 30,
	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2011	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$157,716	$119,778	$277,494

Operating costs and expenses:
Cost of services	—	56,560	69,699	126,259
Selling, general and administrative expenses	17,989	28,674	18,884	65,547
Provision for doubtful accounts	—	9,699	8,775	18,474

Intangible asset amortization expense	—	13,073	9,992	23,065
Management fees	(25,047)	30,331	(2,438)	2,846
Impairment of goodwill and other intangible assets	—	12,613	11,858	24,471
Write-off of public offering costs	4,445	—	—	4,445
Acquisition and business development costs	878	—	—	878
Change in fair value of contingent consideration	—	7,662	4,873	12,535

Total operating costs and expenses	(1,735)	158,612	121,643	278,520

Income (loss) from operations	1,735	(896)	(1,865)	(1,026)

Other expense:
Interest expense	(32,545)	—	—	(32,545)
Other expense	(3)	(22)	(10)	(35)

Total other expense	(32,548)	(22)	(10)	(32,580)

Loss before income taxes	(30,813)	(918)	(1,875)	(33,606)

Provision (benefit) for income taxes	31	1,104	(1,875)	(740)

Net loss	$(30,844)	$(2,022)	$—	$(32,866)

Consolidating Statements of Cash Flows:

	September 30,	September 30,	September 30,	September 30,
	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2009	Holdings, LLC	Guarantors	Subsidiaries	Total
Cash Flows From Operating Activities:
Net income (loss)	$(14,471)	$23,473	$—	$9,002

Adjustments to reconcile net income (loss) to net cash provided by operating activities	2,128	10,735	12,055	24,918
Changes in assets and liabilities, net of effects of acquisitions	16,805	(27,221)	12,859	2,443

Net cash provided by operating activities	4,462	6,987	24,914	36,363
Net cash used in investing activities	(17,309)	(7,152)	(24,800)	(49,261)
Net cash provided by financing activities	33,044	—	—	33,044

Net increase (decrease) in cash	20,197	(165)	114	20,146

Cash and cash equivalents, beginning of period	6,953	165	160	7,278

Cash and cash equivalents, end of period	$27,150	$—	$274	$27,424

	September 30,	September 30,	September 30,	September 30,
	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2010	Holdings, LLC	Guarantors	Subsidiaries	Total
Cash Flows From Operating Activities:
Net income (loss)	$(26,044)	$22,393	$—	$(3,651)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	14,132	13,916	11,532	39,580
Changes in assets and liabilities, net of effects of acquisitions	(14,417)	9,168	(3,679)	(8,928)

Net cash (used in) provided by operating activities	(26,329)	45,477	7,853	27,001
Net cash used in investing activities	(38,762)	(45,196)	(6,927)	(90,885)

Net cash (used in) provided by financing activities	76,454	(53)	—	76,401

Net increase in cash	11,363	228	926	12,517

Cash and cash equivalents, beginning of period	27,150	—	274	27,424

Cash and cash equivalents, end of period	$38,513	$228	$1,200	$39,941

	September 30,	September 30,	September 30,	September 30,
	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2011	Holdings, LLC	Guarantors	Subsidiaries	Total
Cash Flows From Operating Activities:
Net loss	$(30,844)	$(2,022)	$—	$(32,866)

Adjustments to reconcile net loss to net cash provided by operating activities	8,985	36,512	22,358	67,855
Changes in assets and liabilities, net of effects of acquisitions	3,238	(1,007)	10,372	12,603

Net cash (used in) provided by operating activities	(18,621)	33,483	32,730	47,592
Net cash used in investing activities	(811)	(33,514)	(32,098)	(66,423)
Net cash used in financing activities	(4,778)	(70)	—	(4,848)

Net (decrease) increase in cash	(24,210)	(101)	632	(23,679)

Cash and cash equivalents, beginning of period	38,513	228	1,200	39,941

Cash and cash equivalents, end of period	$14,303	$127	$1,832	$16,262

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 15d-15(e) under the Exchange Act, were effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the Securities and Exchange Commission.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our executive officers and managers as of March 23, 2012.

	September 30,	September 30,
Name	Age	Position(s)
Jon L. Hart	54	Manager, Chief Executive Officer and President
Gregory A. Marsh	51	Chief Financial Officer, Executive Vice President and Treasurer
Fred Ferrara	44	Senior Vice President and Chief Information Officer
Michael J. Null	42	Executive Vice President, Sales and Marketing
James C. New	66	Chairman of the Board of Managers
Thomas S. Roberts	48	Manager
Christopher Dean	38	Manager
Peter J. Connolly	39	Manager
Christopher J. Bock	42	Manager
Blair Tikker	55	Manager
Bennett Thompson	34	Manager
James Emanuel	63	Manager

Jon L. Hart Chief Executive Officer, President and Manager

Mr. Hart has served as our Chief Executive Officer and President and as one of our managers since September 1, 2011. From 2006 until September 2011, he served as the Senior Vice President and head of Genzyme Genetics, which was sold in 2010 by Genzyme Corporation to Laboratory Corporation of America (LabCorp). From 1998 to 2006, he was a Senior Vice President of Quest Diagnostics. Prior to his time at Quest, Mr. Hart was an executive of SmithKline Beecham Clinical Laboratories. The Board has concluded that Mr. Hart should serve as a manager because he is our Chief Executive Officer and President. We and the Board benefit from his extensive experience in managing pathology companies.

Gregory A. Marsh Chief Financial Officer, Executive Vice President and Treasurer

Mr. Marsh has served as our Chief Financial Officer, Vice President and Treasurer since November 2007. Prior to joining us, Mr. Marsh served as an executive officer at CardioNet and PDSHeart, each a cardiovascular diagnostic healthcare provider. He served as the Chief Financial Officer of PDSHeart from 2003 to 2005 and then Chief Operating Officer from 2005 until March 2007, when the company was acquired by CardioNet. Mr. Marsh then served as the Chief Financial Officer of CardioNet until November 2007. From 1996 until 2003, Mr. Marsh was employed by AmeriPath, an anatomic pathology laboratory company, serving as Vice President, Chief Financial Officer and Secretary from 2001 to 2003 and Vice President, Corporate Controller from 1996 to 2001.

Fred Ferrara Senior Vice President and Chief Information Officer

Mr. Ferrara has served as our Chief Information Officer since 2006. Mr. Ferrara served as the Director of Information Technology at LabCorp Inc., an anatomic pathology laboratory company, from 2003 until he joined Aurora in 2006. Mr. Ferrara joined LabCorp upon its acquisition of DIANON Systems, where Mr. Ferrara had been employed since 1997.

Michael J. Null Executive Vice President, Sales and Marketing

Mr. Null has served as our Vice President, Sales & Marketing since April 2007. Prior to joining us, Mr. Null served as the Vice President of Sales and Marketing at Asterand, a tissue-based research services provider for the pharmaceutical and biotechnology industry, from 2002 to 2007. He served as a senior account manager and business development manager at Renaissance, a global IT consulting and staffing company, from 1997 to 2002. Prior to joining Renaissance, Mr. Null was employed for four years by DIANON Systems, an anatomic and clinical pathology laboratory company.

James C. New Chairman of the Board of Managers

Mr. New has served as our Chairman since 2006. He also served as our Chief Executive Officer and President from 2006 until his retirement on September 1, 2011. Since his retirement, he has served as Special Advisor to the Board of Managers and the Chief Executive Officer. Mr. New served as the President, Chief Executive Officer and Chairman of AmeriPath, an anatomic pathology laboratory company, from January 1996 through 2003. Prior to joining AmeriPath, Mr. New served as the President, Chief Executive Officer, and a director of RehabClinics, an outpatient rehabilitation company. The Board has concluded that Mr. New should serve as a manager and our Chairman because of his extensive experience in managing anatomic pathology companies, including his experience as our Chief Executive Officer and President.

Thomas S. Roberts Manager

Mr. Roberts has served as one of our managers since 2006 and currently serves as a Managing Director of Summit Partners, a growth equity firm. Mr. Roberts joined Summit Partners in 1989. Mr. Roberts also served in the past as the Chairman and Director of AmeriPath, an anatomic pathology laboratory company. The Board has concluded that Mr. Roberts should serve as a director because of his significant executive experience as well as the fact that his relationship with Summit Partners, which has a substantial ownership interest in us, aligns his interests with those of our other stakeholders.

Christopher Dean Manager

Mr. Dean has served as one of our managers since 2006 and currently serves as a Managing Director of Summit Partners, a growth equity firm. Mr. Dean joined Summit Partners in 2001. The Board has concluded that Mr. Dean should serve as a director because of his significant executive experience as well as the fact that his relationship with Summit Partners, which has a substantial ownership interest in us, aligns his interests with those of our other stakeholders.

Peter J. Connolly Manager

Mr. Connolly has served as one of our managers since 2006 and currently serves as a Principal at Summit Partners, a growth equity firm. Prior to joining Summit Partners in 2004, Mr. Connolly was employed by Goldman, Sachs & Co., an investment banking firm, and Deloitte LLP, an accounting and consulting firm. The Board has concluded that Mr. Connolly should serve as a director because of his significant executive experience as well as the fact that his relationship with Summit Partners, which has a substantial ownership interest in us, aligns his interests with those of our other stakeholders.

Christopher J. Bock Manager

Mr. Bock has served as one of our managers since June 2009 and is a Managing Director of KRG Capital Partners, a private equity investment firm. Mr. Bock joined KRG Capital Partners in 1997. The Board has concluded that Mr. Bock should serve as a director because of his significant executive experience as well as the fact that his relationship with KRG Capital Partners, which has a substantial ownership interest in us, aligns his interests with those of our other stakeholders.

Blair Tikker Manager

Mr. Tikker has served as one of our managers since June 2009 and is a Managing Director of KRG Capital Partners, a private equity investment firm. Mr. Tikker joined KRG Capital Partners in 2007. Prior to joining KRG Capital Partners, Mr. Tikker was employed by a number of hospital systems, physician groups and managed care companies. Mr. Tikker served as the CEO of HMS Healthcare, a hospital information systems provider, from 2001 until 2005. The Board has concluded that Mr. Tikker should serve as a director because of his significant executive experience as well as the fact that his relationship with KRG Capital Partners, which has a substantial ownership interest in us, aligns his interests with those of our other stakeholders.

Bennett R. Thompson Manager

Mr. Thompson has served as one of our managers since August 2011 and has been a regular board observer since June 2009. Mr. Thompson is a Vice President of KRG Capital Partners, a private equity investment firm. Mr. Thompson joined KRG Capital Partners in 2007. Prior to joining KRG Capital Partners in 2007, Mr. Thompson was employed by Heritage Partners, a private equity investment firm, and Harris Williams & Co., an investment banking firm. The Board has concluded that Mr. Thompson should serve as a manager because of his significant executive experience as well as the fact that his relationship with KRG Capital Partners, which has a substantial ownership interest in us, aligns his interests with those of our other stakeholders.

James Emanuel Manager

Mr. Emanuel has served as one of our managers since June 2011. Mr. Emanuel has engaged in consulting and private investment activities since his retirement from Lincare, Inc., a national provider of respiratory therapy services for patients with pulmonary disorders, where he served as Chief Financial Officer from January 1984 to June 1997. Mr. Emanuel also served as Chief Financial Officer and a director of Lincare Holdings Inc. from November 1990 to June 1997. Mr. Emanuel has served as a director of SRI/Surgical Express Inc. since 1996 in addition to serving on private company boards. The Board has concluded that Mr. Emanuel should serve as a manager because of his significant executive experience.

Pursuant to the terms of the Aurora Holdings LLC Agreement, Messrs. Roberts, Dean and Connolly were designated to serve on our Board by Summit Partners, and Messrs. Bock, Tikker and Thompson were designated to serve on our Board by KRG Capital Partners.

Board Committees

In December 2011, our Board established an audit committee, and in March 2012, our Board established a compensation committee and a nominating and corporate governance committee.

Audit Committee. Our audit committee’s responsibilities include selecting, engaging and evaluating the qualifications, independence and performance our independent registered public accountant; reviewing, overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters; and reviewing and discussing with management and our independent registered public accountant the results of our annual audit and the review of our quarterly unaudited financial statements.

In addition, our audit committee is responsible for reviewing the design, implementation, adequacy and effectiveness of our internal controls over financial reporting, our disclosure controls and procedures and our critical accounting policies; approving the audit and non-audit services to be performed by our independent registered public accountant; establishing procedures for the receipt and retention of accounting related complaints and concerns; and reviewing and approving any related person transactions

Our audit committee is comprised of Messrs. Emanuel, Connolly and Bock. Mr. Emanuel is the chairperson of the audit committee. Mr. Emanuel has been designated as the audit committee financial expert, as defined in Item 407(d) of Regulation S-K under the Securities Act.

Compensation Committee. Our compensation committee’s responsibilities include reviewing and recommending to our Board compensation and benefit plans for our executive officers and compensation policies for members of our Board and Board committees; setting performance goals for our officers and reviewing their performance against these goals and setting compensation based on such review; and reviewing the terms of offer letters and employment agreements and arrangements with our officers. In addition, our compensation committee is responsible for administering our benefit plans and the issuance of stock options and other awards under our equity incentive plans.

Our compensation committee is comprised of Messrs. Emanuel, Roberts and Tikker. Mr. Roberts is the chairperson of the compensation committee.

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee responsibilities include evaluating the composition, size and governance of our Board and its committees and making recommendations regarding future planning and the appointment of directors to our committees; evaluating and recommending candidates for election to our Board; and reviewing our corporate governance principles and providing recommendations to our Board regarding possible changes.

Our nominating and corporate governance committee is comprised of Messrs. Emanuel, Dean and Thompson. Mr. Dean is the chairperson of the nominating and corporate governance committee.

Code of Conduct and Ethics

Our Board of Managers has adopted a code of conduct and ethics applicable to our officers, managers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Company will provide to any person without charge, upon request, a copy of the code of conduct and ethics. Such requests shall be made in writing to the Company at 11025 RCA Center Drive, Suite 300, Palm Beach Gardens, FL 33410, Attention: Investor Relations.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

In the paragraphs that follow, we provide an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies with respect to our named executive officers, and the material factors that we considered in making those decisions. Following this Compensation Discussion and Analysis, you will find a series of tables containing specific data about the compensation earned or paid in fiscal years 2011 and 2010 to the following individuals, whom we refer to as our named executive officers:

•	James C. New, Chairman of our Board of Managers, and our former Chief Executive Officer and President;

•	Jon L. Hart, our Chief Executive Officer and President;

•	Gregory A. Marsh, our Chief Financial Officer, Executive Vice President and Treasurer;

•	Fred Ferrara, our Senior Vice President and Chief Information Officer;

•	Michael J. Null, our Executive Vice President, Sales and Marketing; and

•	Martin J. Stefanelli, our former Chief Operating Officer, Vice President and Secretary.

Effective September 1, 2011, Mr. New retired as our Chief Executive Officer and President, and Mr. Jon L. Hart became our new Chief Executive Officer and President. Mr. New remains Chairman of the Board and is a consultant to the Company pursuant to his consulting agreement with us, as described later in this Compensation Discussion and Analysis.

Effective March 1, 2012, Mr. Stefanelli resigned as our Chief Operating Officer, Vice President and Secretary.

Objectives of our Compensation Program; How We Set Compensation

Our compensation objectives as a privately-held company have been to recruit and retain a talented team of employees to grow and develop our business and to reward those employees for accomplishments related to our growth and development.

Historically, we have not had a compensation committee and our Board of Managers has determined the compensation for our Chief Executive Officer and, based on the recommendations of our Chief Executive Officer, the rest of our management team. In setting compensation, our Chief Executive Officer and our Board of Managers did not seek to allocate long-term and current compensation, or cash and non-cash compensation, in any particular percentage. Instead, they reviewed each element of compensation independently and determined the appropriate amount for each element, as discussed below. Neither management nor our Board of Managers engaged a compensation consultant during fiscal year 2011. Our historical compensation-setting processes have been effective for a privately-held company. In March 2012, we formed a Compensation Committee, which will be responsible for setting the compensation of our managers and officers in the future.

2011 Elements of Compensation

The key elements of compensation for our named executive officers in fiscal year 2011 were base salary, annual cash bonuses and long-term equity incentive awards in the form of stock options. We also are party to an employment agreement with each of Messrs. Hart, Marsh, Ferrara and Null. During 2011, we were party to an employment agreement with each of Messrs. New and Stefanelli. Mr. New’s employment agreement terminated on December 31, 2011 in connection with his transition from employee to consultant, and Mr. Stefanelli’s employment agreement terminated on March 1, 2012 in connection with his resignation from the Company. Mr. New’s consulting agreement with the Company was effective as of January 1, 2012.

Base Salaries. We intend for base salaries to reward core competence in the executive role relative to skill, experience and contributions to us. We negotiated the base salaries individually with each executive, with a focus on the executive’s experience in his respective field and expected contribution to us. In general, we adjust base salaries in connection with performance reviews and/or changes to the scope of a named executive officer’s responsibilities. In January 2011, the Board increased Mr. New’s base salary from $400,000 to $425,000 and Mr. Stefanelli’s base salary from $315,000 to $335,000. The Board also increased Mr. Marsh’s base salary from $294,000 to $310,000, Mr. Null’s base salary from $237,040 to $250,000 and Mr. Ferrara’s base salary from $233,730 to $250,000, each effective as of July 1, 2011. In September 2011, the Board again increased Mr. Stefanelli’s base salary from $335,000 to $350,000. The Board approved these salary increases after considering the value of each executive to the Company based on their role, skill, recent performance and overall contribution, as well as, the date of their last increase to base salary.

Annual Cash Bonuses. Annual bonuses reward our named executive officers for their contribution to our financial goals and focus our named executive officers on both short- and long-term objectives. Annual bonuses are earned based on the achievement of certain pre-determined performance goals. On an annual basis, or at the commencement of an executive officer’s employment with us, our Board of Managers set a target level of bonus compensation that is structured as a percentage of such executive officer’s annual base salary. The target bonuses for each of our executive officers in 2011 were as follows, reflected as a percentage of base salary: Mr. New, 100 percent; Mr. Hart, 100 percent; Mr. Marsh, 50 percent; Mr. Ferrara, 40 percent; Mr. Null, 40 percent; and Mr. Stefanelli, 75 percent. Our Board of Managers set such target bonuses after negotiation with each individual and consideration of our Chief Executive Officer’s recommendation and the expected role of each of our executives. Mr. Null was the only named executive officer who received an increase in his target bonus for fiscal year 2011 (from 35% to 40%). The Board of Managers determined to increase his target bonus based upon an evaluation of Mr. Null’s incentive program with the objective of providing additional incentives to further our sales and marketing programs and results. The actual amount of the bonus is based on the extent to which we and the executive meet or exceed predetermined financial goals and individual performance goals established for each executive. These goals are set by our Board of Managers prior to the beginning of the performance year, and adjusted from time to time to take into consideration the impact of acquisitions completed during the year.

For 2011, annual cash incentive bonus opportunities for each of our named executive officers, with the exception of Mr. Hart, were based on the achievement of financial goals (70%) and individual performance goals (30%). The financial component of the 2011 bonus opportunities was based on EBITDA (weighted 50%) and net revenue (weighted 20%). We select net revenue and EBITDA to focus the executive on supporting, improving and growing our business. Mr. Hart’s 2011 bonus was pro-rated for the four months ended December 31, 2011 and was based 30% on revenue and 70% on EBITDA.

For 2011, the Board of Managers initially established financial performance targets without regard to the acquisitions that occurred on June 2, 2011 and August 1, 2011. The Board of Managers subsequently revised the financial performance targets to reflect targeted results for both of these acquisitions and approved an add-back to the actual EBITDA of $1.2 million related to certain reorganization costs. The following table provides the targets (in millions) for each of the performance objectives and actual performance in fiscal year 2011, inclusive of the acquisitions in 2011.

	September 30,	September 30,
Objective	Target Goal	FY 2011 Actual
Net Revenue	$275.9	$277.5
EBITDA	$ 72.4	$ 74.0
Individual Performance	N/A	67% - 100%

For Net Revenue and EBITDA, for each increment of one percent that actual performance falls below our target goal, the executive’s target bonus would be reduced by ten percent. Likewise, for each increment of one percent that actual performance exceeds our target goal, the executive’s target bonus would be increased by ten percent, with a maximum of 110 percent. For example, if we had achieved 90 percent of our target goal, then the executive would have received zero percent of his target bonus, and if we had achieved 110 percent of our target goal, then the executive would have received two hundred percent of his target bonus. Linear interpolation is used to determine payouts between the ranges. Individual performance goals are specific to each executive’s role and responsibilities, and are assessed by the Board of Managers and Chief Executive Officer. Additional amounts may be added to the individual performance bonus at the discretion of the Board of Managers and Chief Executive Officer. For the year ended December 31, 2011, the percentage attained by each of our named executive officers with respect to their individual performance goals was as follows:

•	for Mr. New, 67 percent;

•	for Mr. Stefanelli, 100 percent;

•	for Mr. Marsh, 92 percent;

•	for Mr. Ferrara, 67 percent; and

•	for Mr. Null, 67 percent.

In addition to the awards based on financial results and individual performance, the Board of Managers and Chief Executive Officer awarded Mr. Marsh, Mr. Ferrara and Mr. Null additional discretionary bonuses of approximately $8,000 each.

The following table provides details regarding the awards earned, including discretionary amounts, by named executive officers in 2011.

	September 30,	September 30,	September 30,	September 30,
Name	Target Bonus ($)	Target Bonus (% of Base Salary)	Actual Bonus Earned ($)	Actual Bonus Earned (% of Base Salary)
Mr. New	$425,000	100%	$434,400	102%
Mr. Hart (1)	$450,000	100%	$175,800	39%
Mr. Stefanelli (2)	$262,500	75%	$0	0%
Mr. Marsh	$155,000	50%	$178,000	57%
Mr. Ferrara	$100,000	40%	$110,000	44%
Mr. Null	$100,000	40%	$110,000	44%

(1)	Pro-rated for period from September 1, 2011 through December 31, 2011.

(2)	In connection with his resignation, Mr. Stefanelli agreed to forfeit his bonus for 2011.

Long-Term Equity Incentives. Historically, our Board of Managers granted equity interests in Aurora Holdings to our named executive officers pursuant to our 2008 Plan. On July 6, 2011, the 2008 Plan was terminated and our Board of Managers adopted a new long term equity incentive plan, which we refer to as the 2011 Plan. The 2011 Plan permits the grant to employees, officers, managers, consultants and advisors of the Company and its affiliates of options to purchase Aurora Holdings Units. The Company has reserved an aggregate of 1,931,129 Aurora Holdings Units for issuance upon the grant or exercise of awards pursuant to the 2011 Plan. In determining the appropriate number of options to grant to each executive, our Board of Managers considered the equity holdings of each executive before and after the recapitalization of Aurora Holdings Units. On July 6, 2011, the Board granted options under the 2011 Plan to our named executive officers in the following amounts: Mr. Stefanelli, 497,619; Mr. Marsh, 186,607; Mr. Null, 124,405; and Mr. Ferrara, 124,405. The options vest in five equal annual installments beginning on the date of grant, or upon the earlier occurrence of a sale of the Company. Additionally, in connection with his appointment as Chief Executive Officer effective September, 1, 2011, Mr. Hart received a grant under the 2011 Plan of options to purchase 600,000 Aurora Holdings Units, which options vest in five equal annual installments beginning on the first anniversary of the date of grant, or upon the earlier occurrence of a sale of the Company.

Other Benefits. Our named executive officers participate in various health and welfare programs that are generally made available to all salaried employees. Our named executive officers also participate in our executive-level life insurance program. Our former CEO, Mr. New received reimbursements related to his country club memberships, as well as Company-paid premiums for an individual life insurance policy and tax preparation services. We also provided a travel and housing allowance of approximately $4,000 per month to Mr. Hart to reimburse him for expenses incurred in connection with his personal travel, temporary housing and relocation from Boston to Palm Beach, Florida.

Employment Arrangements

As noted above, we are party to an employment agreement with each of Messrs. Hart, Marsh, Ferrara and Null. During 2011, we were party to an employment agreement with each of Messrs. New and Stefanelli. Mr. New’s employment agreement terminated on December 31, 2011 in connection with his transition from employee to consultant, and Mr. Stefanelli’s employment agreement terminated on March 1, 2012 in connection with his resignation from the Company. Mr. New’s consulting agreement with the Company was effective as of January 1, 2012. The employment agreements provide for certain benefits, such as bonus and benefit plans, to the executives during their employment with us. In addition, the employment agreements provide certain benefits to the executives upon their termination of employment by us without cause, by the executive for good reason, or by reason of their death or disability. For a description of the employment agreements, see the narrative following the Summary Compensation Table and “Potential Payments upon Termination of Employment” later in this Annual Report.

Material Changes to Compensation Program During 2012

Effective March 1, 2012, we implemented the following changes to our named executive officers’ titles and compensation.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Name	New Title	Then Current Salary	Current Bonus Target (% of Salary)	New Salary	New Bonus Target (% of Salary)	Options
Mr. Marsh	Executive Vice President & Chief Financial Officer	$310,000	50%	$320,000	50%	13,393
Mr. Ferrara	Senior Vice President & Chief Information Officer	$250,000	40%	$260,000	40%	15,595
Mr. Null	Executive Vice President	$250,000	40%	$280,000	50%	35,595

Compensation Committee Report

The Board of Managers has reviewed and discussed with management the Company’s Compensation Discussion and Analysis, and based on such review and discussions, has recommended that the Compensation Discussion and Analysis be included in the Company’s 2011 Annual Report on Form 10-K.

James C. New

Jon L. Hart

Thomas S. Roberts

Christopher Dean

Peter M. Connolly

Christopher J. Bock

Blair Tikker

Bennett Thompson

James Emanuel

Summary Compensation

The following table sets forth the cash and other compensation that we paid to our named executive officers, or that was otherwise earned by our named executive officers, for their services in all capacities during 2011 and 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(6)	Non-Equity Incentive Plan Compensation ($)(7)	All Other Compensation($)(8)	Total ($)
James C. New(1)	2011	424,038	500,000	(4)	—	434,400	39,770	1,398,208
Chairman of our Board of Managers and former Chief Executive Officer and President	2010	400,000	—		—	200,500	41,840	642,340
Jon L. Hart(2)	2011	133,269	—		2,249,723	175,800	15,045	2,573,837
Manager, Chief Executive Officer and	2010	—	—		—	—	—	—
President
Martin J. Stefanelli(3)	2011	338,673	—		1,731,254	—	2,002	2,071,929
Former Chief Operating Officer, Vice President and Secretary	2010	315,000	—		—	88,100	1,630	404,730
Gregory A. Marsh	2011	301,446	8,000	(9)	608,492	170,000	1,965	1,089,903
Chief Financial Officer,	2010	294,000	107,500	(5)	—	42,400	1,966	445,866
Executive Vice President and Treasurer
Fred Ferrara	2011	241,302	8,000	(9)	432,814	102,000	1,783	785,899
Senior Vice President and	2010	225,169	—		—	30,600	1,287	257,056
Chief Information Officer
Michael J. Null	2011	243,071	8,000	(9)	432,814	102,000	1,778	787,663
Executive Vice President, Sales and Marketing	2010	228,355	—		—	40,600	57,006	325,961

(1)

Effective September 1, 2011, Mr. New retired as our Chief Executive Officer and President. Mr. New’s employment with the Company terminated effective December 31, 2011, and he commenced his consulting role as of January 1, 2012.

(2)	Mr. Hart’s employment commenced on September 1, 2011.

(3)	Effective March 1, 2012, Mr. Stefanelli resigned as our Chief Operating Officer, Vice President and Secretary.

(4)	Reflects a one-time bonus payment to Mr. New in connection with his retirement.

(5)	Reflects the bonus received in recognition of Mr. Marsh’s role in connection with our bank refinancing and initial public offering efforts.

(6)

Reflects the grant date fair value of stock options granted in 2011. The fair value was calculated in accordance with stock-based accounting rules (FASB ASC 718). The assumptions used by the Company to determine the fair value are described in Note 10 of the Consolidated Financial Statements included in this Annual Report. In connection with his resignation, Mr. Stefanelli’s forfeited all of his options.

(7)

Reflects the dollar amount of annual performance-based bonuses earned by our named executive officers in 2011 and 2010. In connection with his resignation, Mr. Stefanelli agreed to forfeit his bonus for 2011.

(8)

The following items are included in the All Other Compensation column for 2011: (i) for each of Messrs. New, Marsh, Ferrara, Null and Stefanelli, $1,000 in matching contributions to our 401(k) plan; (ii) Company paid executive level life insurance premiums of $734 for Mr. New, $276 for Mr. Hart, $1,002 for Mr. Stefanelli, $965 for Mr. Marsh, $783 for Mr. Ferrara and $778 for Mr. Null; (iii) for Mr. New, $18,000 for reimbursement of country club memberships, $18,636 in premiums for a separate life insurance policy, and $1,400 for tax preparation services; and (iv) for Mr. Hart, $14,769 for reimbursement of temporary housing and travel expenses.

(9)	Reflects the discretionary bonus amount paid to the named executive officer in 2011.

2011 Grants of Plan-Based Awards

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Name	Grant Date	Estimated Future Payouts under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/sh) (2)	Grant Date Fair Value of Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)
Mr. New		—	425,000	850,000
Mr. Hart		—	450,000	900,000
	09/01/11				600,000	10.00	2,249,723
Mr. Stefanelli		—	262,500	525,000
	07/06/11				497,619	10.00	1,731,254
Mr. Marsh		—	155,000	310,000
	07/06/11				186,607	10.63	608,492
Mr. Ferrara		—	100,000	200,000
	07/06/11				124,405	10.00	432,814
Mr. Null		—	100,000	200,000
	07/06/11				124,405	10.00	432,814

(1)

Reflects potential payout opportunities under the annual bonus plan. The actual amount earned by each named executive officer is reflected in the “Non-Equity Incentive Compensation” column of the Summary Compensation table.

(2)

With respect to Messrs. Hart, Stefanelli, Ferrara and Null, reflects the fair market value of an Aurora Holdings Unit. A description of the process used in determining the fair market value of the Aurora Holdings Units is set forth in Note 10 of the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Employment Agreements. We maintain employment agreements with each of Messrs. Hart, Marsh, Ferrara and Null, the term of which will continue until terminated by the executive or us. Pursuant to the agreements, the initial annual base salaries are subject to increases from time to time in the sole discretion of our Board of Managers, and the executives have the opportunity to earn performance bonuses on an annual basis as determined by our Board of Managers. The executives are also entitled to participate in any employee benefit plans that we may from time to time have in effect for our executive-level personnel. In addition, the employment agreements provide certain benefits to the executives upon their termination of employment by us without cause, by the executive for good reason, or by reason of their death or disability. For a description of such benefits, see “— Potential Payments Upon Termination of Employment,” below.

Consulting Agreement with Mr. New. In connection with Mr. New’s retirement, effective September 1, 2011, we entered into an agreement with Mr. New, pursuant to which he remained an employee of the Company and served as a special advisor to the Board and to the Chief Executive Officer from September 1, 2011 through December 31, 2011. The agreement provided for a one-time payment to Mr. New of $500,000, which was paid on October 14, 2011, and for Mr. New to continue to participate in the health and welfare, severance, separation and retirement benefits pursuant to his then-existing employment agreement with the Company through December 31, 2011. The agreement also provides that Mr. New will provide professional consulting and transition services as a consultant to the Company during 2012. We will pay Mr. New a monthly consulting fee of $5,667 and, at the end of 2012, an aggregate payment of up to $450,000 as determined by the Board based on Mr. New’s performance. The agreement provides that Mr. New will remain subject to confidentiality provisions and the non-compete and non-solicitation obligations set forth in his prior employment agreement through December 31, 2014.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table shows, for each of the named executive officers, all equity awards that were outstanding as of December 31, 2011.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)	Option Expiration Date
Mr. New		—		—		—	—
Mr. Hart	09/01/11	—		600,000	(1)	$10.00	9/1/2021
Mr. Stefanelli	07/06/11	99,524	(2)	398,095	(2)	$10.00	7/6/2021
Mr. Marsh	07/06/11	37,321		149,286	(3)	$10.63	7/6/2021
Mr. Ferrara	07/06/11	24,881		99,524	(3)	$10.00	7/6/2021
Mr. Null	07/06/11	24,881		99,524	(3)	$10.00	7/6/2021

(1)	The options vest in five equal annual installments beginning on the first anniversary of the date of grant.

(2)	In connection with his resignation, all 497,619 of Mr. Stefanelli’s options were forfeited effective March 1, 2012.

(3)	The options vest in five equal annual installments beginning on the date of grant.

Potential Payments upon Termination of Employment or Change in Control

As noted above, during 2011, we maintained employment agreements with each of Messrs. New, Hart, Stefannelli, Marsh, Ferrara, and Null. Mr. New’s employment agreement terminated on December 31, 2011, and Mr. Stefanelli’s employment agreement terminated on March 1, 2012. The disclosures below set forth certain terms of Mr. New’s employment agreement effective during fiscal year 2011.

Payments Made Upon Any Termination of Employment. Regardless of the manner in which a named executive officer’s employment terminates, he is entitled to receive amounts earned during his term of employment including accrued but unpaid base salary through the date of termination, accrued but unpaid annual bonus, unreimbursed employment-related expenses owed to the executive officer under our policies and accrued but unpaid vacation pay. The executive is also entitled to all accrued benefits under any of our employee benefit programs (in accordance with the terms of such programs). These payments do not differ from payments made upon termination to all employees.

Payments Made Upon Termination Without Cause or Good Reason. Each of the employment agreements provides that if the executive is terminated without Cause, or the executive terminates his employment with us for Good Reason, the executive will be entitled to receive:

•

his base salary for a specified period (in the case of Mr. New, 24 months, in the case of Messrs. Stefanelli, Ferrara and Null, 12 months, and in the case of Mr. Marsh, 12 months if his termination occurs prior to a “qualifying transaction” (as defined below) or 18 months if his termination occurs within one year following a “qualifying transaction”), payable in equal installments in accordance with our regular payroll practices;

•	in the case of Mr. New, an amount equal to two times the average of his previous three annual bonuses, payable in installments in accordance with our regular payroll practices;

•	any unpaid bonus for the previous fiscal year and a pro rata portion of his bonus for the then-current fiscal year; and

•	in the case of Mr. New, continued health care coverage for a period of 24 months.

Cause generally means the executive’s (i) conviction or plea of no contest for or indictment on a felony or a crime involving moral turpitude or the commission of any other act or omission involving dishonesty or fraud, which involves a material matter, with respect to us or any of our customers or suppliers, (ii) substantial and repeated failure to perform his duties, (iii) gross negligence or willful misconduct that is harmful to us, (iv) conduct tending to bring us into substantial public disgrace or disrepute (not applicable to Mr. Null) and (v) breach of the restrictive covenants in the employment agreement.

Good Reason generally means, without the executive’s prior written consent, (i) a reduction in, or failure to pay when due, the executive’s base salary, (ii) a material diminution in the executive’s titles or duties inconsistent with his position, (iii) failure to pay any annual bonus when due and, in the case of Mr. New, any reduction in his annual bonus opportunity, (iv) a material reduction in the employee benefits offered to the executive that is not also applicable to our other executive employees and (v) a change in the executive’s principal office to a location more than 50 miles from Palm Beach Gardens, Florida.

Restrictive Covenants. Each of the agreements contains confidentiality and customer and employee nonsolicitation covenants that apply during the executive’s employment with us and for a certain period of time after his termination of employment (24 months in the case of Mr. New, and 12 months in the case of Messrs. Hart, Marsh, Stefanelli, Ferrara and Null).

The following table summarizes the approximate value of the termination payments and benefits that each of our named executive officers would receive if he had terminated employment at the close of business on December 31, 2011. The table does not include certain amounts that the named executive officer would be entitled to receive under certain plans or arrangements that do not discriminate in scope, terms or operation, in favor of our executive officers and that are generally available to all salaried employees, such as our 401(k) plan.

Summary of Termination and Change in Control Payments and Benefits

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason ($)	In Connection with a Change in Control Termination w/o Cause or for Good Reason ($)	For Cause/ Voluntary Termination ($)	Death/ Disability ($)	Change in Control(Absent Termination of Employment) ($)
Mr. New	Continued Base Salary(1)	850,000	850,000	—	—	—
	Continued Health Care	29,119	29,119	—	—	—
	Coverage(2)
	2x Average Bonus(3)	677,267	677,267	—	—	—
	Pro-Rated Bonus(4)	434,400	434,400	—	—	—
	Transaction Bonus(5)	—	425,000	—	—	425,000

Total		1,990,786	2,415,786	—	—	425,000
Mr. Hart	Continued Base Salary(1)	450,000	450,000	—	—	—
	Pro-Rated Bonus(4)	175,800	175,800	—	—	—
	Value of Accelerated Equity (6)	—	318,000	—	—	318,000

Total		625,800	943,800	—	—	318,000
Mr. Stefanelli	Continued Base Salary(1)	350,000	350,000	—	—	—
	Pro-Rated Bonus(4)	—	—	—	—	—
	Value of Accelerated Equity (6)	—	264,000	—	—	264,000

Total		350,000	614,000	—	—	264,000
Mr. Marsh	Continued Base Salary(1)	310,000	465,000	—	—	—
	Pro-Rated Bonus(4)	178,000	178,000	—	—	—
	Transaction Bonus(5)	—	232,500	—	—	232,500
	Value of Accelerated Equity (6)	—	—	—	—

Total		488,000	875,500	—	—	232,500
Mr. Ferrara	Continued Base Salary(1)	250,000	250,000	—	—	—
	Pro-Rated Bonus(4)	110,000	110,000	—	—	—
	Value of Accelerated Equity (6)	—	66,000	—	—	66,000

Total		360,000	426,000	—	—	66,000
Mr. Null	Continued Base Salary(1)	250,000	250,000	—	—	—
	Pro-Rated Bonus(4)	110,000	110,000	—	—	—
	Value of Accelerated Equity (6)	—	66,000	—	—	66,000

Total		360,000	426,000	—	—	66,000

(1)

Reflects an amount equal to the applicable multiple of the executive’s then-current base salary, payable in installments over 24 months, in the case of Mr. New, or 12 months, in the case of Messrs. Hart, Marsh, Stefanelli, Ferrara and Null. Mr. Marsh’s multiple of salary is 1x, in the event of his termination of employment prior to a “qualifying transaction”, or 1.5x, in the event of his termination of employment within one year following the effective date of a “qualifying transaction.”

(2)	Reflects Consolidated Omnibus Budget Reconciliation Act of 1986, or COBRA, payments by us for medical and dental coverage based on 2011 rates for 24 months.

(3)	Reflects an amount equal to two times the average of the bonuses Mr. New earned in 2009, 2010 and 2011, payable in installments over 24 months.

(4)	Represents a pro-rated bonus for the year in which the executive terminates employment. The pro-ration is based on the executive’s and our performance relative to the pre-approved objectives.

(5)

In connection with a “qualifying transaction,” Mr. New would be entitled to receive a lump sum payment equal to 100 percent of his then-current annual base salary, and Mr. Marsh would be entitled to receive a lump sum payment equal to 50 percent of the sum of his then-current annual base salary plus his then-current target bonus, regardless of whether their employment was terminated. If a “qualifying transaction” had occurred on or before December 31, 2011, Mr. New and Mr. Marsh would have received $425,000 and $232,500, respectively. A “qualifying transaction” generally means either (i) the sale or other disposition of all or substantially all of our assets and the assets of our subsidiaries, taken as a whole, or (ii) a transaction or series of related transactions the result of which is that the holders of our outstanding voting securities immediately prior to such transaction are (after giving effect to such transaction) no longer, in the aggregate, the “beneficial owners” (as such term is defined in Rule 13d-3 and Rule 13d-5 promulgated under the Exchange Act) of more than 50 percent of the voting power of our outstanding voting securities, and Summit Partners and the KRG Capital Partners, in the aggregate, are no longer entitled to appoint a majority of the managers to the board of managers of Aurora Holdings (excluding a public offering and certain other issuances by us).

(6)

Reflects the value of unvested options that vest upon the designated event, based on the fair market value of a unit of Aurora Holdings on December 31, 2011 $10.53. Upon a sale, all options vest in full.

Compensation Committee Interlocks and Insider Participation

None of our executive officers served on the board of directors or the compensation committee (or equivalent) of the board of directors of another entity whose executive officer served on our Board of Managers or our compensation committee. Other than our Chief Executive Officer, none of our officers or employees participated in the deliberations of our Board of Managers concerning executive officer compensation.

Director Compensation During 2011

We compensate only the members of our Board of Managers that are independent from the Company. Mr. Emanuel was the only independent manager during 2011.

	0000	0000
Name	Fees Earned or Paid in Cash ($)(1)	Total($)
James C. New	—	—
Jon L. Hart(2)	—	—
Mark M. King(3)	—	—
Thomas S. Roberts	—	—
Christopher Dean	—	—
Peter M. Connolly	—	—
Christopher J. Bock	—	—
Blair Tikker	—	—
Bennett Thompson (3)	—	—
James Emanuel	29,500	29,500

(1)	Reflects fees received for service on our Board of Managers and Audit Committee.

(2)	Mr. Hart was appointed to the Board effective September 1, 2011.

(3)	Mr. King resigned from the Board of Managers effective August 25, 20011 and Mr. Thompson was appointed to fill the resulting vacancy.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of outstanding membership interest units of the Company as of March 23, 2012 by (a) any person or group who beneficially owns more than five percent of such units, (b) each of our members and executive officers and (c) all members and executive officers as a group. On March 23, 2012, there were 23,549,812 units outstanding and 102,011 additional units issuable upon the exercise of vested options.

	September 30,	September 30,
Member(1)(2)	Units Beneficially Owned	Percent of Class
Summit Investors
Summit Partners(3)	12,660,998	53.5%
KRG Investors
KRG Capital Partners(4)	8,509,793	36.0%
Managers and Executive Officers
Jon L. Hart	—	—
Martin J. Stefanelli	239,739	1.0%
Greg Marsh (5)	37,321	Less than 1.0%
Fred Ferrara (6)	49,373	Less than 1.0%
Michael Null (6)	55,025	Less than 1.0%
James C. New	1,337,640	5.7%
Thomas S. Roberts (7)	12,660,998	53.5%
Christopher Dean (7)	12,660,998	53.5%
Peter J. Connolly (7)	12,660,998	53.5%
Christopher J. Bock (8)	8,509,793	36.0%
Blair Tikker (8)	8,509,793	36.0%
Bennett R. Thompson (8)	8,509,793	36.0%
James Emanuel	—	—
All Managers and Executive Officers as a group (13 persons)	22,889,889	96.8%

(1)	Unless otherwise specified, the address of each beneficial owner listed in the table below is c/o Aurora Diagnostics, Inc. 11025 RCA Center Drive, Suite 300, Palm Beach Gardens, FL 33410.

(2)

Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act and generally includes voting and investment power with respect to securities, subject to community property laws, where applicable.

(3)

Represents 4,290,810 units held by Summit Ventures VI-A, L.P.; 1,789,329 units held by SV VI-B Aurora Holdings, L.P.; 137,061 units held by Summit VI Entrepreneurs Fund, L.P.; 89,255 units held by Summit VI Advisors Fund, L.P.; 48,088 units held by Summit Investors VI, L.P.; 3,939,915 units held by Summit Partners Private Equity Fund VII-A, L.P.; 2,366,540 units held by SPPE VII-B Aurora Holdings, L.P. Summit Partners, L.P. is the managing member of Summit Partners VI (GP), LLC, which is the general partner of Summit Partners VI (GP), L.P., which is the general partner of each of Summit Ventures VI-A, L.P., Summit Ventures VI-B, L.P., Summit VI Advisors Fund, L.P., Summit VI Entrepreneurs Fund, L.P. and Summit Investors VI, L.P. Summit Partners, L.P. is also the managing member of Summit Partners PE VII, LLC, which is the general partner of Summit Partners PE VII, L.P., which is the general partner of each of Summit Partners Private Equity Fund VII-A, L.P. and Summit Partners Private Equity Fund VII-B, L.P. Summit Partners, L.P., through an investment committee currently composed of Bruce R. Evans and Martin J. Mannion, has voting and dispositive authority over the shares held by each of these entities and therefore beneficially owns such shares. Each of the Summit Entities, Mr. Mannion and Mr. Evans disclaim beneficial ownership of the shares, except, in each case, to the extent of each such Reporting Person’s pecuniary interest therein. The address of each of the Summit Partners entities is 222 Berkeley Street, 18th Floor, Boston, MA 02116.

(4)

KRG Capital Management, L.P. is the general partner of each of KRG Capital Fund IV, L.P., KRG Capital Fund IV-A, L.P., KRG Capital Fund IV (PA), L.P. and KRG Capital Fund IV (FF), L.P., each of which is a stockholder of KRG Aurora Blocker, Inc. KRG Capital Management, L.P., through an eleven (11) person investment committee with respect to the Class IV series of funds, including Christopher J. Bock and Blair J. Tikker, has voting and dispositive authority over the shares held by KRG Aurora Blocker, Inc. and, therefore, beneficially owns such shares. Decisions of the investment committee are made by a vote of the majority of its members and no individual member of the investment committee has voting or dispositive authority over the shares. Christopher J. Bock, Blair J. Tikker and Bennett Thompson are members of KRG Capital, LLC with respect to the Class IV series of funds, which is the general partner of KRG Capital Management, L.P., and each disclaims beneficial ownership of the shares held by KRG Capital Management, L.P. Affiliates of Christopher J. Bock are members of KRG Co-Investment, LLC, and each disclaims beneficial ownership of the shares held by KRG Capital Management, L.P. The address of each of the KRG Capital Partners entities is 1800 Larimer St., Suite 2200, Denver 80202.

(5)	Includes currently exercisable options to purchase 37,321 units.

(6)	Includes currently exercisable options to purchase 24,881 units.

(7)	Represents units held by Summit Capital.

(8)	Represents units held by KRG Capital Partners.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 regarding compensation plans under which the Company’s equity securities are authorized for issuance.

	September 30,		September 30,		September 30,
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,931,129	(2)	$10.09	(3)	—
Equity compensation plans not approved by security holders (4)	—		—		—
Total	1,931,129		—		—

(1)	Consists of our 2011 Incentive Plan.

(2)	Consists of options to purchase Aurora Holdings Units granted under our 2011 Incentive Plan.

(3)	Weighted average exercise price of outstanding options to purchase Aurora Holdings Units.

(4)	The Company does not maintain any equity compensation plans that have not been approved by the Company’s security holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Review, Approval or Ratification of Transactions with Related Persons

Our Board has adopted written policies and procedures for the review and approval or ratification of transactions involving us and related persons, which include our managers, executive officers, persons owning five percent or greater of our equity securities, their immediate family members and other related persons required to be reported under Item 404 of Regulation S-K. The policy governs all transactions between us and a related person in which the amount involved exceeds $10,000 and in which the related person has a direct or indirect material interest.

Related person transactions must be approved in advance by our audit committee whenever possible or ratified as promptly as possible thereafter. Each proposed transaction with a related person must be submitted to our audit committee, together with the facts and circumstances of the proposed transaction, including (i) the related person’s relationship to the Company and interest in the transaction, (ii) the material facts of the proposed transaction, (iii) the benefits to the Company of the proposed transaction, (iv) the availability of other sources of comparable products or services, and (v) an assessment of whether the transaction is on terms comparable to terms available to an unrelated third party or to employees generally.

The audit committee shall consider all relevant facts and circumstances available to it and shall approve or ratify only those related person transactions that are in, or not inconsistent with, the best interests of the Company and its members, as the audit committee determines in good faith, in accordance with our policies and procedures.

Second Amended and Restated Limited Liability Company Agreement of Aurora Holdings

The members and managers of Aurora Holdings have entered into a Second Amended and Restated Limited Liability Company Agreement, dated as of July 6, 2011, which we refer to as the Aurora Holdings LLC Agreement. Pursuant to the Aurora Holdings LLC Agreement, a board of managers of Aurora Holdings oversees the operations of Aurora Holdings and, subject to certain exceptions set forth below, manages the business and affairs of Aurora Holdings and exercises all rights and powers of Aurora Holdings.

The board of managers of Aurora Holdings currently consists of nine managers. The Aurora Holdings LLC Agreement provides for the appointment of at least eight managers, which are appointed as follows:

•	KRG Capital Partners has the right to appoint up to three managers, subject to the conditions provided in the Aurora Holdings LLC Agreement;

•	the Chief Executive Officer of our subsidiary Aurora Diagnostics, LLC is a manager;

•	Summit Partners and KRG Capital Partners have the right to appoint mutually one independent manager; and

•	Summit Partners has the right to appoint the other managers (which, as of the date hereof, consists of three managers).

In addition, Board has the authority to increase its size and fill additional positions, and the board has appointed Mr. New, our former Chief Executive Officer, as an additional manager.

The Aurora Holdings LLC Agreement provides that, so long as KRG Capital Partners and Summit Partners are each entitled to appoint an equal number of managers, the number and composition of the board of managers (or similar governing body) of each subsidiary of Aurora Holdings is to consist of an equal number of managers appointed by KRG Capital Partners and Summit Partners. The Chief Executive Officer of Aurora Diagnostics, LLC is also to be a manager on the board of managers (or similar governing body) of each subsidiary of Aurora Holdings.

Under the Aurora Holdings LLC Agreement, certain transactions between Aurora Holdings and its affiliates require the approval of a majority of the disinterested managers on the board of managers of Aurora Holdings. In addition, the following actions require the approval of both Summit Partners and KRG Capital Partners:

•	the dissolution or liquidation of Aurora Holdings or Aurora Diagnostics, LLC, except in connection with corporate conversions and reorganizations or a sale of the enterprise described below;

•	the sale of Aurora Holdings or Aurora Diagnostics, LLC, unless the transaction results in specified returns on investment for Summit Partners and KRG Capital Partners;

•	the acquisition, by Aurora Holdings or any subsidiary, of any business for consideration in excess of $20 million or any businesses for aggregate consideration in excess of $60 million;

•

the issuance of any equity except (i) for issuances pursuant to an equity incentive plan, (ii) in connection with a public offering of equity otherwise permitted by the Aurora Holdings LLC Agreement and (iii) for issuances to acquisition targets (or their equityholders) in connection with or related to acquisitions;

•

the incurrence, by Aurora Holdings or any subsidiary, of any new indebtedness or the refinancing of any existing indebtedness, except (i) for amounts of less than $5 million in the aggregate and (ii) to acquisition targets (or their equityholders) in connection with or related to acquisitions;

•

the sale, transfer, termination, assignment, or other disposal of, by Aurora Holdings or any subsidiary of any (i) equity interest of any subsidiary, or (ii) right to vote the equity interests of any affiliated physician-owned professional organization, except in connection with an initial public offering of equity or a sale of the enterprise described above;

•

the hiring, firing, material reduction of the employment responsibilities of, or taking of any other action that could give rise to a termination for “Good Reason” or other similar term under any employment agreement or equity agreement between Aurora Holdings and, its Chief Executive Officer, Chief Operating Officer or Chief Financial Officer;

•

the increase of the number of managers serving on the board of managers of Aurora Holdings at any time when KRG Capital Partners has a right to appoint three managers to the board of managers of Aurora Holdings; or

•

the development or implementation of any strategic plan that would materially affect Aurora Holdings’ or Aurora Diagnostics, LLC’s business and business activities ancillary thereto, or materially alter Aurora Holdings’ or Aurora Diagnostics, LLC’s business tactics.

Further, subject to the approval requirements in connection with a sale of the enterprise described above, each of Summit Partners and KRG Capital Partners has a right to force a sale of Aurora Holdings or Aurora Diagnostics, LLC. The Aurora Holdings LLC Agreement requires Aurora Holdings to make certain tax distributions to its members each year, which distributions are designed to approximate and offset the tax liability resulting from membership in Aurora Holdings for the preceding fiscal year.

The Aurora Holdings LLC Agreement also contains customary transfer restrictions with respect to the Aurora Holdings Units, including rights of first refusal in favor of Aurora Holdings and certain equityholders. In addition, the Aurora Holdings LLC Agreement grants certain customary preemptive rights on new issuances of Aurora Holdings Units and customary tag-along or co-sale rights on certain transfers of Aurora Holdings Units.

Registration Rights Agreement

We are party to a Registration Rights Agreement with certain of our members. Under our Registration Rights Agreement, we have granted certain of our members demand, shelf and piggy-back registration rights subject to customary terms, conditions and limitations.

Management Services Agreement

On June 2, 2006, we, through a wholly-owned subsidiary of Aurora Holdings, and two members of Aurora Holdings, Summit Partners and GSO Capital Partners, entered into a Management Services Agreement, which we refer to as the Management Services Agreement. On June 12, 2009, the Management Services Agreement was amended to substitute KRG Capital Partners for GSO Capital Partners. Under the Management Services Agreement, Summit Partners and KRG Capital Partners provide certain financial and management advisory services in connection with the general business planning and forecasting and acquisition and divestiture strategies. In exchange for the services, we paid an annual fee equal to 1.0% of the revenue of Aurora Holdings, plus expenses. As of December 31, 2010 and 2011, $0.9 million and $1.5 million, respectively, of management fees under the Management Services Agreement are reflected in accounts payable and accrued expenses in the accompanying consolidated balance sheets. The consolidated statement of operations includes management fees of $1.8 million, $2.2 million and $2.8 million for the respective years ended December 31, 2009, 2010 and 2011. During 2009, 2010 and 2011, we paid management fees totaling $1.9 million, $2.0 million and $2.3 million, respectively.

Other Related Party Transactions

In connection with Mr. New’s retirement as the Company’s Chief Executive Officer effective September 1, 2011, the Company entered into a consulting agreement with Mr. New. See “Compensation Discussion and Analysis” in Part III, Item 11 of this Annual Report.

James Eric New, the son of James C. New, the Company’s Chairman of the Board, has served numerous roles since joining the Company on July 1, 2009 including Technical Sales Representative, Regional Sales Manager and, most recently, Director of Clinical Pathology and Product Manager. On March 1, 2011, we entered into an employment agreement with James Eric New, as the National Director of Clinical Pathology, with an annual base compensation of $180,000, a guaranteed bonus for 2011 of $27,000, additional incentive compensation based on the achievement of performance goals, and other separation and fringe benefits. In 2011, James Eric New’s aggregate compensation was $218,000.

Board Independence

Of our nine managers, only Mr. Emanuel is independent (with independence being determined in accordance with the definition of independence under the NASDAQ Global Market standards, as if they applied to us), meaning that he does not have, and has never had, a relationship that would interfere with the exercise of independent judgment in carrying out his responsibilities as a manager. None of our other current managers are independent. In addition, Mr. Mark King, who served as one of our managers during 2011, was not independent during the period in which he served.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees and Services

McGladrey & Pullen, LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2010 and 2011. The following tables present fees for professional audit services rendered by McGladrey & Pullen, LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2010 and 2011, and fees billed for other services rendered by McGladrey & Pullen, LLP during those periods.

	September 30,	September 30,
	2010	2011
Audit Fees (1)	$301,250	$427,348
Audit Related Fees (2)	671,978	309,995
Tax Fees	—	—
All Other Fees (3)	434,785	172,062

Total	$1,408,013	$909,405

1	Audit Fees consisted of professional services performed for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements.

2	Audit Related Fees consisted of professional services performed for audits of the Company’s acquired subsidiaries.

3

All Other Fees consisted of work performed in connection with the Company’s debt refinancing, the offering and registration of its senior notes and the SEC filings related to its planned initial public offering.

Pre-approval Policies and Procedures

Our audit committee has adopted a policy requiring the pre-approval by the audit committee of all audit services, whether such services are to be provided by our principal independent auditor or other accounting firms. The policy also requires pre-approval by the audit committee of all other services (review, attest and non-audit) to be provided by our independent auditor; provided, however, that de minimis non-audit services may instead be approved in accordance with applicable SEC rules, although no non-audit services were approved pursuant to this exception in 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Documents Filed as Part of this Report. The following documents are filed as part of this Annual Report:

(1) Consolidated Financial Statements. Included in Part II, Item 8 are the consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm.

(2) Financial Statement Schedules. Schedule II – Valuation and Qualifying Accounts is filed as a part hereof. All other schedules have been omitted because the information required to be set forth therein is not applicable or is included in the consolidated financial statements or notes thereto.

Aurora Diagnostics Holdings, LLC

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2009, 2010 and 2011 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,
		Charged to		Net Write-offs
	Beginning	Statement of		and Other	Ending
Description	Balance	Operations	Other (1)	Adjustments	Balance

Allowance for Doubtful Accounts:
Year ended December 31, 2009	$8,197	$9,488	$240	$(9,372)	$8,553
Year ended December 31, 2010	$8,553	$12,393	$875	$(10,097)	$11,724
Year ended December 31, 2011	$11,724	$18,474	$2,291	$(14,967)	$17,522

(1)	Represents the Allowance for Doubtful Accounts recorded in connection with the application of acquisition accounting for the 2009, 2010 and 2011 acquisitions.

(3) Exhibits. The exhibits listed in the accompanying Exhibit Index are incorporated by reference as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURORA DIAGNOSTICS HOLDINGS, LLC.

Date: March 23, 2012	By:	/s/ Gregory A. Marsh
Gregory A. Marsh
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jon L. Hart Jon L. Hart	Chief Executive Officer and Manager (principal executive officer)	March 23, 2012

/s/ Gregory A. Marsh Gregory A. Marsh	Chief Financial Officer (principal financial and accounting officer)	March 23, 2012

/s/ James C. New James C. New	Chairman of the Board of Managers	March 23, 2012

/s/ Thomas S. Robert Thomas S. Roberts	Manager	March 23, 2012

/s/ Christopher Dean Christopher Dean	Manager	March 23, 2012

/s/ Peter J. Connolly Peter J. Connolly	Manager	March 23, 2012

/s/ Bennett Thompson Bennett Thompson	Manager	March 23, 2012

/s/ Christopher J. Bock Christopher J. Bock	Manager	March 23, 2012

/s/ Blair Tikker Blair Tikker	Manager	March 23, 2012

/s/ James Emanuel James Emanuel	Manager	March 23, 2012

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Formation of Aurora Diagnostics Holdings, LLC (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

3.2	Second Amended and Restated Limited Liability Company Agreement of Aurora Diagnostics Holdings, LLC (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

4.1	Indenture, dated December 20, 2010, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

4.2	First Supplemental Indenture, dated December 31, 2011, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

4.3	Second Supplemental Indenture, dated December 31, 2011, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

4.4	Third Supplemental Indenture, dated June 2, 2011, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

4.5	Fourth Supplemental Indenture, dated August 12, 2011, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

4.6	Form of 10.750% senior notes due 2018 (Included as Exhibit A to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

4.7	Amended and Restated Registration Rights Agreement, dated June 12, 2009, by and among Aurora Diagnostics Holdings, LLC and each of the signatories thereto (filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.1	Credit and Guaranty Agreement, dated May 26, 2010, by and among Aurora Diagnostics LLC as Borrower, Aurora Diagnostics Holdings, LLC and certain subsidiaries and affiliates of Aurora Diagnostics, LLC as Guarantors, the various lenders party thereto, Barclays Bank PLC as Administrative Agent and Collateral Agent, Barclays Capital, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC as Joint Lead Arrangers and Joint Bookrunners, Morgan Stanley Senior Funding, Inc. as Syndication Agent and UBS Securities LLC as Documentation Agent (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.2	Amendment to Credit and Guaranty Agreement, dated December 20, 2010, by and among Aurora Diagnostics LLC as Borrower, Aurora Diagnostics Holdings, LLC and certain subsidiaries and affiliates of Aurora Diagnostics, LLC as Guarantors, Barclays Bank PLC as Administrative Agent and Collateral Agent and the lenders party thereto.

10.3	Senior Management Agreement, dated June 2, 2006, by and among Aurora Diagnostics Holdings, LLC and James C. New* (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.4	Senior Management Agreement, dated October 2006, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics, LLC, James C. New and Martin J. Stefanelli* (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

Exhibit Number	Description

10.5	First Amendment to Senior Management Agreement, dated April 2010, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics, LLC and Martin J. Stefanelli* (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.6	Senior Management Agreement, dated November 5, 2007, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics, LLC and Greg Marsh* (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.7	Letter Agreement, dated August 11, 2008, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics, LLC and Greg Marsh* (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.8	Senior Management Agreement, dated October 2006, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics, LLC, James C. New and Fred Ferrara* (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.9	First Amendment to Senior Management Agreement, dated October 2006, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics, LLC, James C. New and Fred Ferrara* (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.10	Senior Management Agreement, dated April 2007, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics, LLC, James C. New and Michael Null* (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.11	Employment Agreement by and between Aurora Diagnostics Holdings, LLC and Jon L. Hart* (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.12	Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan* (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.13	First Amendment to the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan* (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.14	Form of Unit Option Award Certificate under the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan* (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.15	Consulting Agreement by and between Aurora Diagnostics, LLC and James C. New* (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.16	Purchase Agreement, dated December 14, 2010, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the Guarantors party thereto, Morgan Stanley & Co. Incorporated, Barclays Capital, Inc. and UBS Securities LLC (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.17	Management Rights Agreement, dated June 2, 2006, by and among Aurora Diagnostics Holdings, LLC and each of the signatories thereto (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.18	Management Rights Agreement, dated June 12, 2009, by and among KRG Capital Partners, L.L.C., KRG Aurora Blocker, Inc. and Aurora Diagnostics Holdings, LLC (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.19	Amended and Restated Management Services Agreement, dated June 12, 2009, by and among Summit Partners, L.P., KRG Capital Management, L.P., and Aurora Diagnostics, LLC (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.20	First Amendment to Amended and Restated Management Services Agreement, dated May 20, 2010, by and among Summit Partners, L.P., KRG Capital Management, L.P., and Aurora Diagnostics, LLC (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

Exhibit Number	Description

10.21	Form of Management Agreement by and between Aurora Diagnostics, LLC and certain of its affiliated practice subsidiaries (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.22	Form of Nominee Agreement by and between Aurora Diagnostics, LLC and certain of its affiliated practice subsidiaries (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.23	Form of Non-Alienation Agreement by and between Aurora Diagnostics, LLC and certain of its affiliated practice subsidiaries (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.24	Form of Services Agreement by and between Aurora Diagnostics, LLC and certain of its affiliated practice subsidiaries (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

21.1	List of subsidiaries of Aurora Diagnostics Holdings, LLC

31.1	Certification of the Chief Executive Officer, pursuant Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, pursuant Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contracts and compensatory plans and arrangements

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