Form 10-Q
period 2012-03-31
AURORA DIAGNOSTICS HOLDINGS LLC
filed 2012-05-14
CIK 1367832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

None

(Former Name, Former Address and Former

Fiscal Year, if Changed Since Last Report)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

- ii -

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2012	2011
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,874	$16,262
Accounts receivable, net	35,734	35,225
Prepaid expenses and other assets	4,122	3,196
Prepaid income taxes	1,467	1,144
Deferred tax assets	269	269

Total current assets	46,466	56,096

Property and equipment, net	12,259	12,306

Other Assets:
Deferred debt issue costs, net	9,313	9,944
Deposits and other noncurrent assets	290	339
Deferred tax assets—noncurrent	3,035	3,035
Goodwill	382,815	375,131
Intangible assets, net	144,292	150,112

	539,745	538,561

	$598,470	$606,963

Liabilities and Members’ Equity
Current Liabilities
Current portion of long-term debt	$2,935	$2,910
Current portion of fair value of contingent consideration	20,290	19,270
Accounts payable, accrued expenses and other current liabilities	12,830	14,652
Accrued compensation	8,539	12,377
Accrued interest	4,716	10,019

Total current liabilities	49,310	59,228

Long-term debt, net of current portion	319,056	313,352
Deferred tax liabilities, net	20,840	20,840
Fair value of contingent consideration, net of current portion	30,160	32,450
Other liabilities	1,122	1,203
Members’ Equity	177,982	179,890

	$598,470	$606,963

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2012 and 2011

Unaudited

(in thousands)

	Three Months Ended
	March 31,
	2012	2011
Net revenue	$72,127	$62,574

Operating costs and expenses:
Cost of services	35,190	29,177
Selling, general and administrative expenses	17,721	14,826
Provision for doubtful accounts	4,739	4,349
Intangible asset amortization expense	5,820	5,514
Management fees	729	649
Acquisition and business development costs	71	283
Change in fair value of contingent consideration	2,247	1,702

Total operating costs and expenses	66,517	56,500

Income from operations	5,610	6,074

Other income (expense):
Interest expense	(8,163)	(8,099)
Other income	4	15

Total other expense, net	(8,159)	(8,084)

Loss before income taxes	(2,549)	(2,010)

Benefit for income taxes	(465)	(47)

Net loss	$(2,084)	$(1,963)

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2012 and 2011

Unaudited

(in thousands)

	2012	2011
Cash Flows From Operating Activities
Net loss	$(2,084)	$(1,963)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,990	6,433
Amortization of deferred debt issue costs	529	476
Amortization of original issue discount on debt	72	71
Deferred income taxes	—	(2,031)
Equity compensation costs	133	—
Change in fair value of contingent consideration	2,247	1,702
Loss on disposal of property	(3)	—
Changes in assets and liabilities, net of working capital acquired in business combinations:
(Increase) decrease in:
Accounts receivable	(509)	323
Prepaid income taxes	(323)	1,287
Prepaid expenses	(926)	(278)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(1,660)	418
Accrued compensation	(3,838)	863
Accrued interest	(5,303)	5,454

Net cash (used in) provided by operating activities	(4,675)	12,755

Cash Flows From Investing Activities
Purchase of property and equipment	(940)	(961)
Increase in deposits and other noncurrent assets	49	182
Payment of contingent notes	(11,201)	(9,731)
Businesses acquired, net of cash acquired	—	650

Net cash used in investing activities	(12,092)	(9,860)

Cash Flows From Financing Activities
Payments of capitalized lease obligations	(23)	(16)
Net borrowings under revolver	5,500	—
Payment of debt issuance costs	(141)	(687)
Payment of public offering costs	—	(200)
Contributions from members	43	—

Net cash provided by (used in) financing activities	5,379	(903)

Net (decrease) increase in cash	(11,388)	1,992

Cash and cash equivalents, beginning	16,262	39,941

Cash and cash equivalents, ending	$4,874	$41,933

(Continued)

Condensed Consolidated Statements of Cash Flows (Continued)

Three Months Ended March 31, 2012 and 2011

Unaudited

(in thousands)

	2012	2011
Supplemental Disclosures of Cash Flow Information
Cash interest payments	$12,817	$1,987

Cash tax payments, including member tax distributions	$197	$352

Supplemental Schedule of Noncash Investing and Financing Activities
Fair value of contingent consideration issued in acquisitions	$—	$7,570

Capital lease obligations	$180	$16

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

The accompanying consolidated balance sheet as of December 31, 2011, which was derived from the audited financial statements as of December 31, 2011 of Aurora Diagnostics Holdings, LLC, and the accompanying unaudited condensed consolidated financial statements as of and for the three month periods ended March 31, 2012 and March 31, 2011 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2012.

Recent Accounting Standards Updates

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The standard revises guidance for fair value measurement and expands the disclosure requirements. The Company adopted ASU 2011-04 effective January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 1. Nature of Business and Significant Accounting Policies (Continued)

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which defers the requirement within ASU 2011-05 to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements pending further deliberation by the FASB. These ASUs require retrospective application and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-05 effective January 1, 2012. The adoption of ASU 2011-05 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2011, the FASB issued ASU 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which requires certain health care entities to present the provision for bad debts related to patient service revenue as a deduction from patient service revenue in the statement of operations rather than as an operating expense. This ASU is effective for public companies with fiscal years and interim periods within those fiscal years beginning after December 15, 2011. Additional disclosures relating to a company’s sources of patient revenue and its allowance for doubtful accounts related to patient accounts receivable will also be required. The Company adopted ASU 2011-07 effective January 1, 2012. The adoption of ASU 2011-07 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment.” ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the two-step impairment test. If an entity concludes otherwise, then the two-step impairment test is not required. The Company adopted ASU 2011-08 for its annual goodwill impairment tests performed as of September 30, 2011 and performed qualitative analyses to assess the likelihood of impairment at its reporting units. The Company’s assessment considered various factors, including the results of the impairment analyses performed as of September 30, 2010, changes in the carrying amount of net assets since September 30, 2010, management’s expectations of future performance, historical financial results and trends, changes in interest rates and other market conditions and other factors affecting reporting unit fair values. The Company also considered each reporting unit’s performance in relation to previous projections, the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information. Based on its assessment, the Company determined it was more likely than not that the fair value exceeded the carrying value for four of its twenty reporting units. For these four reporting units the Company did not perform the two step impairment testing.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 220) — Disclosures About Offsetting Assets and Liabilities” which creates new disclosure requirements about the nature of an entity’s rights of offset associated with its financial instruments and derivative instruments. ASU No. 2011-11 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We are currently evaluating the impact, if any, the adoption of ASU 2011-11 will have on our financial position, results of operations or cash flows.

Note 2. Acquisitions

2011 Acquisitions

During 2011, the Company acquired four pathology practices. On January 1, 2011, the Company acquired 100% of the equity of two pathology practices for an aggregate cash purchase price of $36.9 million. These acquisitions were funded on December 31, 2010 and therefore, the cash paid totaling $36.9 million was included in Deposits and other non-current assets as of December 31, 2010. On June 2, 2011, the Company acquired 100% of the equity of a third pathology practice for a cash purchase price of $14.7 million. On August 1, 2011, the Company acquired substantially all of the assets of a fourth pathology practice for an aggregate cash purchase price of $26.5 million. In each of the transactions the Company issued contingent consideration payable over three to five years based on the acquirees’ future performance. The total acquisition date fair value of the contingent consideration issued for the 2011 acquisitions was $20.5 million. The Company funded the cash portion of the January 1, 2011 and June 2, 2011 acquisitions using a portion of the proceeds from the Senior Notes offering on December 20, 2010. The Company funded the cash portion of the August 1, 2011 acquisition using cash on hand, as well as $14.0 million drawn on its revolving credit facility.

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

Contingent Consideration

In connection with its acquisitions, the Company has agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. For all acquisitions prior to January 1, 2009, the Company does not accrue contingent consideration obligations prior to the attainment of the objectives and the amount owed becomes fixed and determinable. The Company paid consideration under contingent notes related to acquisitions completed prior to January 1, 2009 of $7.7 million and $9.2 million for the three months ended March 31, 2012 and 2011, respectively. For the three month periods ended March 31, 2012 and 2011, the Company paid consideration under contingent notes related to acquisitions completed subsequent to January 1, 2009 of $3.5 million and $0.5 million, respectively.

As of March 31, 2012, assuming the acquired practices achieve the maximum level of stipulated operating earnings, the maximum principal amount of contingent consideration payable over the next two years is approximately $56.3 million for acquisitions completed prior to January 1, 2009 and $98.6 million for acquisitions completed subsequent to January 1, 2009. A lesser amount will be paid if the practices’ earnings are below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. Any such payments in the future for acquisitions completed prior to January 1, 2009 would be accounted for as additional purchase price and increase goodwill. For acquisitions completed subsequent to January 1, 2009, future payments will be reflected in the change in the fair value of the contingent consideration. The total fair value of the contingent consideration reflected in the accompanying consolidated condensed balance sheets as of March 31, 2012 and December 31, 2011 is $50.5 million and $51.7 million, respectively.

Note 2. Acquisitions (Continued)

Pro-forma information (unaudited)

The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the two acquisitions completed after January 1, 2011 for the three months ended March 31, 2011, after giving effect to amortization, depreciation, interest, income tax, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 2011. Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2011 acquisitions and does not include operational or other changes which might have been effected by the Company. The unaudited pro forma information for the three months ended March 31, 2011 presented below is for illustrative purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands):

Pro Forma
Three Months Ended
March 31, 2011
Net revenue	$68,036

Net loss	$(1,227)

For the three months ended March 31, 2012, the two acquisitions completed after January 1, 2011 contributed a total of $7.3 million in net revenue and $1.4 million in net earnings, excluding intercompany charges eliminated in consolidation.

Note 3. Accounts Receivable

Accounts receivable consist of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Accounts receivable	$54,114	$52,747
Less: Allowance for doubtful accounts	(18,380)	(17,522)

Accounts receivable, net	$35,734	$35,225

Note 4. Goodwill and Intangible Assets

The following table presents adjustments to goodwill during the three months ended March 31, 2012 and the year ended December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Goodwill, beginning of period	$375,131	$329,199
Acquisitions	—	52,480
Contingent notes*	7,684	12,654
Goodwill impairment	—	(19,202)

Goodwill, end of period	$382,815	$375,131

*	Related to acquisitions completed prior to January 1, 2009.

Note 4. Goodwill and Intangible Assets (Continued)

For the three months ended March 31, 2012 and 2011, the Company recorded amortization expense of $5.8 million and $5.5 million, respectively, related to its intangible assets. The Company’s balances for intangible assets as of March 31, 2012 and December 31, 2011 and the related accumulated amortization are set forth in the table below (in thousands):

		Weighted Average	March 31, 2012
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	4 – 10	9	$152,249	$(55,371)	$96,878
Health care facility agreements	4 – 18	14	60,716	(15,598)	45,118
Noncompete agreements	4 – 5	5	5,678	(3,382)	2,296

Total intangible assets			$218,643	$(74,351)	$144,292

		Weighted Average	December 31, 2011
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	5 – 10	9	$152,249	$(50,736)	$101,513
Health care facility agreements	4 – 18	14	60,716	(14,631)	46,085
Noncompete agreements	4 – 5	5	5,678	(3,164)	2,514

Total intangible assets			$218,643	$(68,531)	$150,112

As of March 31, 2012, estimated future amortization expense is as follows (in thousands):

Year Ending December 31,
Remainder of 2012	$17,425
2013	22,833
2014	22,143
2015	21,692
2016	20,702
Thereafter	39,497

$144,292

Note 5. Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other current liabilities as of March 31, 2012 and December 31, 2011 consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Accounts payable	$3,732	$5,617
Due to predecessor pension plan	1,194	1,194
Accrued management fees	1,167	742
Other accrued expenses	6,737	7,099

	$12,830	$14,652

Note 6. Long-Term Debt

On April 30, 2007, in conjunction with an acquisition transaction, the Company entered into a subordinated, unsecured contingent note with prior owners of one of the Company’s acquired practices. The payment amount is determined by the practice’s cumulative EBITDA over a five-year period, with a minimum payment not to be less than $15.0 million and a maximum payment not to exceed $30.0 million. Payment amounts include a 5.5% interest rate factor, and therefore the Company recorded the contingent note in the original purchase price at its minimum payment amount, discounted by the interest rate factor of 5.5%. The original discount of $2.2 million is being amortized into interest expense over the term of the contingent note using the interest method.

On May 26, 2010, the Company entered into a $335.0 million credit facility with Barclays Bank PLC and certain other lenders. This credit facility, which is collateralized by substantially all of the Company’s assets and guaranteed by all of the Company’s subsidiaries, included a $225.0 million senior secured first lien term loan facility that matures May 2016. The credit facility also included a $110.0 million senior secured first lien revolving credit facility that matures May 2015, of which $50.0 million became available upon the closing of the new credit facility and $60.0 million became available on December 20, 2010, when the Company amended the credit facility and issued $200.0 million unsecured Senior Notes, as described below. The Company’s term loan facility bears interest, at the Company’s option, at a rate initially equal to the prime rate plus 3.25 percent per annum or LIBOR (subject to a floor of 2.00 percent) plus 4.25 percent per annum. In connection with the issuance of the $200.0 million unsecured Senior Notes, the Company’s credit facility was amended and restated December 20, 2010.

The credit facility, as amended December 20, 2010, requires the Company to comply on a quarterly basis with certain financial covenants, including a senior secured leverage ratio calculation and an interest coverage ratio which become more restrictive over time. Also, on an annual basis the Company must not exceed a specified maximum amount of consolidated capital expenditures. In addition, the new term loan facility includes negative covenants restricting or limiting the Company’s ability to, without prior approval of the lenders, among other things, incur, assume or permit to exist additional indebtedness or guarantees; incur liens and engage in sale leaseback transactions; make loans and investments; declare dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and other business combinations; prepay, redeem or purchase certain indebtedness; amend or otherwise alter terms of its indebtedness; sell assets; enter into transactions with affiliates and alter the business it conducts. As of March 31, 2012, the Company had $5.5 million outstanding and $104.5 million available under its revolving credit facility and was in compliance with all loan covenants.

Note 6. Long-Term Debt (Continued)

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

Long-term debt consists of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Senior Notes	$200,000	$200,000
Term loan	114,438	114,438
Revolver	5,500	—
Subordinated unsecured contingent note dated April 30, 2007	2,840	2,840
Capital lease obligations	400	243

	323,178	317,521

Less:
Original issue discount, net	(1,187)	(1,259)
Current portion	(2,935)	(2,910)

Long-term debt, net of current portion	$319,056	$313,352

As of March 31, 2012, estimated future debt principal payments are as follows (in thousands):

Year Ending December 31,
Remainder of 2012	$2,913
2013	106
2014	94
2015	5,560
2016	114,492
Thereafter	200,013

$323,178

Note 7. Related Party Transactions

Acquisition Target Consulting Agreement

On June 2, 2006, and as subsequently amended and restated on July 6, 2011, the Company and an entity owned by two members of the Company entered into a professional services agreement to provide certain acquisition target identification consulting services to the Company. In exchange for these services, the Company pays to the entity a monthly retainer of $23,000, plus reimbursable expenses. The entity also earns a success fee of $45,000 for each identified acquisition consummated by the Company. The Company paid the entity a total of $95,000 and $125,000, during the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, $0 and $24,000, respectively, were owed under this arrangement.

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

As of March 31, 2012 and December 31, 2011, $1.2 million and $1.5 million, respectively, of these Management Fees are reflected in accounts payable and accrued expenses in the accompanying consolidated balance sheets. The consolidated condensed statement of operations includes Management Fees of $0.7 million and $0.6 million for the respective three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012 and 2011, the Company paid management fees of $1.0 million and $0.6 million, respectively.

Facilities Lease Agreements

The Company currently leases six of its facilities from entities owned by physician employees or affiliated physicians who are also former owners of the acquired practices. The leases provide for monthly aggregate base payments of approximately $90,000 and expire in May and December 2012, December 2013, December 2014, April 2017 and October 2020. Rent paid to the related entities was $0.3 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively.

Note 8. Members’ Equity

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

During the three months ended March 31, 2012 members made contributions to the Company of $43,000.

Note 9. Equity-Based Compensation

On July 6, 2011, the Company adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan for the grant of options to purchase units of Aurora Holdings to eligible participants. During the quarter ended March 31, 2012, the Company granted options to purchase 376,490 units to employees and reserved the equivalent number of units for issuance upon the future exercise of awards pursuant to the plan. The weighted average fair value of these options was $4.49.

The options vest annually on each anniversary of the grant date through March 1, 2017. The Company valued the options using the Black-Scholes method with weighted average assumptions of 36% for volatility, 6.5 years for expected life and 1.3% for the risk free interest rate. Equity compensation expense, of which $133,000 was included in selling, general and administrative expenses for the three months ended March 31, 2012, are being amortized over the vesting periods through March 1, 2017. As of March 31, 2012, the total remaining unamortized equity compensation cost was approximately $5.5 million.

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

Contingent Notes

As discussed in Note 2, in connection with certain of its acquisitions, the Company agreed to pay additional consideration in future periods, based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. As of March 31, 2012, the total maximum future payments for contingent consideration issued in acquisitions was $56.3 million for acquisitions completed prior to January 1, 2009 and $98.6 million for acquisitions completed since January 1, 2009. Lesser amounts will be paid for earnings below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. Any future payments of contingent consideration will be accounted for as additional purchase price and increase goodwill for acquisitions completed prior to January 1, 2009 or, for acquisitions completed since January 1, 2009, will be reflected in the change in the fair value of the contingent consideration. As of March 31, 2012, the fair value of contingent consideration related to acquisitions completed since January 1, 2009 was $50.5 million.

Note 10. Commitments and Contingencies (Continued)

Purchase Obligation

In March 2011, the Company entered into a five year non-cancelable commitment to purchase reagents and other laboratory supplies. Under this agreement, the Company must purchase approximately $0.8 million annually of reagents and other laboratory supplies through March 2016. Through March 31, 2012, the Company made purchases of approximately $1.1 million under the obligation. At March 31, 2012, the approximate total remaining purchase commitment is approximately $3.1 million.

In connection with the commitment, the vendor provided the Company with lab testing equipment, to which the Company will receive title upon fulfillment of its purchase obligations under the commitment. The company recorded the equipment and a corresponding obligation under purchase commitment for the fair market value of the equipment of $1.4 million. The remaining obligation under this purchase commitment included in other liabilities in the accompanying condensed consolidated balance sheets was $1.1 million and $1.2 million as of March 31, 2012 and December 31, 2011, respectively.

Note 11. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The Company’s interest rate cap agreement was included in deposits and other noncurrent assets at its fair value of approximately $0 and $7,000 as of March 31, 2012 and December 31, 2011, respectively. The interest rate cap, which was entered into in September 2010, was the Company’s only derivative financial instrument. The fair value of the interest rate cap was estimated by obtaining quotations from the financial institution that is a counter party to the instrument. The LIBOR rate is observable at commonly quoted intervals over the term of these derivatives and they are therefore considered Level 2 items. The fair value is an estimate of the net amount that the Company would have to pay or would receive on that date if the agreements were canceled or transferred to other parties. During the three month periods ended March 31, 2012 and 2011, the Company recorded interest expense of $7,000 and $73,000, respectively, for the change in fair value of the interest rate cap agreement.

As of March 31, 2012 and December 31, 2011, the fair value of contingent consideration related to acquisitions since January 1, 2009 was $50.5 million and $51.7 million, respectively. The fair value of contingent consideration is derived using valuation techniques that incorporate unobservable inputs and are considered Level 3 items. We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. Estimates for fair value of contingent consideration primarily involve two inputs, which are i) the projections of the financial performance of the acquired practices that are used to calculate the amount of the payments and ii) the discount rates used to calculate the present value of future payments. Changes in either of these inputs will impact the estimated fair value of contingent consideration. At March 31, 2012 the discount rates ranged from 14.7 percent to 18.2 percent.

Note 11. Fair Value of Financial Instruments (Continued)

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of March 31, 2012 (in thousands):

			Significant Other	Significant
		Quoted Prices	Observable	Unobservable
		in Active Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Current portion of fair value of contingent consideration	$20,290	$—	$—	$20,290

Fair value of contingent consideration, net of current portion	$30,160	$—	$—	$30,160

The following is a roll-forward of the Company’s Level 3 fair value instruments for the three months ended March 31, 2012 (in thousands):

	Beginning	Total (Gains) /			Ending
	Balance	Losses Realized			Balance
	January 1, 2012	and Unrealized	Issuances	Settlements	March 31, 2012
Fair value of contingent consideration	$51,720	$2,247	$—	$(3,517)	$50,450

Non-Recurring Fair Value Measurements

Certain assets that are measured at fair value on a non-recurring basis, including property and equipment and intangible assets, are adjusted to fair value only when the carrying values are greater than their fair values. The Company completed its annual impairment evaluations as of September 30, 2011 and recorded a write-off of goodwill and intangibles to reflect the then current estimated fair value of the impaired reporting units. The fair value was derived with fair value models utilizing unobservable inputs that therefore are considered Level 3 items.

As of March 31, 2012 and December 31, 2011 the carrying amounts of cash, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value based on the short maturity of these instruments. As of March 31, 2012 and December 31, 2011 the fair value of the Company’s long-term debt was $321.0 million and $316.3 million, respectively. The Company uses quoted market prices and yields for the same or similar types of borrowings in active markets when available to determine the fair value of the Company’s debt. These fair values are considered Level 2 items.

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

The benefit for federal and state taxes was $465,000 and $47,000 for the three months ended March 31, 2012 and 2011, respectively. The increase in the benefit for the three months ended March 31, 2012, compared to three months ended March 31, 2011 primarily relates to the results of the Company’s acquisitions in 2011 structured as corporations. Approximately $6,000 and $20,000 of the provision for the three months ended March 31, 2012 and 2011, respectively, relates to states that have a business income tax, gross receipts tax or modified gross receipts tax for partnerships.

Note 13. Guarantor Subsidiaries

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

The following tables present consolidating financial information as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 for (i) Aurora Diagnostics Holdings, LLC, (ii) on a combined basis, the subsidiaries of the Company that are guarantors of the Company’s Senior Notes (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of the Company that are not guarantors of the Company’s Senior Notes (the “Non-Guarantor Subsidiaries”). For presentation in the following tables, Subsidiary Guarantors includes revenue and expenses and assets and liabilities for those subsidiaries directly or indirectly 100% owned by the Company, including those entities that have contractual arrangements with affiliated physician groups. Essentially, all property and equipment reflected in the accompanying consolidated balance sheets collateralize the Company’s debt. As such, as of both March 31, 2012 and December 31, 2011, $4.2 million of property and equipment held by Non-Guarantor Subsidiaries is reflected under Subsidiary Guarantors in the following tables.

Note 13. Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets (in thousands):

	Aurora
	Diagnostics	Subsidiary	Non-Guarantor	Consolidating	Consolidated
March 31, 2012	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$3,503	$8	$1,363	$—	$4,874
Accounts receivable, net	—	16,516	19,218	—	35,734
Prepaid expenses and other assets	1,233	1,362	1,527	—	4,122
Prepaid income taxes	—	252	1,215		1,467
Deferred tax assets	—	16	253	—	269

Total current assets	4,736	18,154	23,576	—	46,466

Property and equipment, net	2,062	10,197	—		12,259

Other Assets:
Intercompany receivable	411,908	—	—	(411,908)	—
Deferred debt issue costs, net	9,313	—	—	—	9,313
Deposits and other noncurrent assets	162	112	16	—	290
Deferred tax assets—noncurrent	—	—	3,035	—	3,035
Goodwill	—	232,848	149,967	—	382,815
Intangible assets, net	—	74,782	69,510	—	144,292

	421,383	307,742	222,528	(411,908)	539,745

	$428,181	$336,093	$246,104	$(411,908)	$598,470

Liabilities and Members’ Equity
Current Liabilities
Current portion of long-term debt	$2,847	$88	$—	$—	$2,935
Current portion of fair value of contingent consideration	—	11,830	8,460	—	20,290

Accounts payable and accrued expenses	6,424	2,520	3,886	—	12,830
Accrued compensation	3,484	2,946	2,109	—	8,539
Accrued interest	4,716	—	—	—	4,716

Total current liabilities	17,471	17,384	14,455	—	49,310

Intercompany payable	—	214,473	197,435	(411,908)	—

Long-term debt, net of current portion	318,776	280	—	—	319,056
Deferred tax liabilities, net	—	2,286	18,554	—	20,840
Fair value of contingent consideration, net of current portion	—	14,500	15,660	—	30,160
Other liabilities	1,122	—	—	—	1,122
Members’ Equity	90,812	87,170	—	—	177,982

	$428,181	$336,093	$246,104	$(411,908)	$598,470

Note 13. Guarantor Subsidiaries (Continued)

	Aurora
	Diagnostics	Subsidiary	Non-Guarantor	Consolidating	Consolidated
December 31, 2011	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$14,303	$127	$1,832	$—	$16,262
Accounts receivable, net	—	16,319	18,906	—	35,225
Prepaid expenses and other assets	1,042	1,003	1,151	—	3,196
Prepaid income taxes	96	143	905		1,144
Deferred tax assets	—	16	253	—	269

Total current assets	15,441	17,608	23,047	—	56,096

Property and equipment, net	1,977	10,329	—	—	12,306

Other Assets:
Intercompany receivable	409,233	—	—	(409,233)	—
Deferred debt issue costs, net	9,944	—	—	—	9,944
Deferred tax assets—noncurrent	—	—	3,035	—	3,035
Deposits and other noncurrent assets	156	166	17	—	339
Goodwill	—	227,783	147,348	—	375,131
Intangible assets, net	—	77,937	72,175	—	150,112

	419,333	305,886	222,575	(409,233)	538,561

	$436,751	$333,823	$245,622	$(409,233)	$606,963

Liabilities and Members’ Equity
Current Liabilities
Current portion of long-term debt	$2,847	$63	$—	$—	$2,910
Current portion of fair value of contingent consideration	—	10,900	8,370	—	19,270
Accounts payable, accrued expenses and other current liabilities	7,875	3,035	3,742	—	14,652
Accrued compensation	4,722	3,947	3,708	—	12,377
Accrued interest	10,019	—	—	—	10,019

Total current liabilities	25,463	17,945	15,820	—	59,228

Intercompany payable	—	215,145	194,088	(409,233)	—
Long-term debt, net of current portion	313,206	146	—	—	313,352
Deferred tax liabilities	—	2,286	18,554	—	20,840
Fair value of contingent consideration, net of current portion	—	15,290	17,160	—	32,450
Other liabilities	1,203	—	—	—	1,203
Members’ Equity	96,879	83,011	—	—	179,890

	$436,751	$333,823	$245,622	$(409,233)	$606,963

Note 13. Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Operations (in thousands):

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
March 31, 2012	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$39,807	$32,320	$72,127

Operating costs and expenses:
Cost of services	—	15,316	19,874	35,190
Selling, general and administrative expenses	4,873	7,641	5,207	17,721
Provision for doubtful accounts	—	2,556	2,183	4,739

Intangible asset amortization expense	—	3,155	2,665	5,820
Management fees	(4,402)	5,456	(325)	729
Acquisition and business development costs	71	—	—	71
Change in fair value of contingent consideration	—	1,474	773	2,247

Total operating costs and expenses	542	35,598	30,377	66,517

Income (loss) from operations	(542)	4,209	1,943	5,610

Other (expense) income:
Interest expense	(5,695)	(168)	(2,300)	(8,163)
Other income	—	2	2	4

Total other expense, net	(5,695)	(166)	(2,298)	(8,159)

Income (loss) before income taxes	(6,237)	4,043	(355)	(2,549)

Provision (benefit) for income taxes	5	(115)	(355)	(465)

Net income (loss)	$(6,242)	$4,158	$—	$(2,084)

Note 13. Guarantor Subsidiaries (Continued)

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
March 31, 2011	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$36,152	$26,422	$62,574

Operating costs and expenses:
Cost of services	—	12,865	16,312	29,177
Selling, general and administrative expenses	3,793	6,707	4,326	14,826
Provision for doubtful accounts	—	2,377	1,972	4,349

Intangible asset amortization expense	—	3,177	2,337	5,514
Management fees	(3,374)	3,958	65	649
Acquisition and business development costs	283	—	—	283
Change in fair value of contingent consideration	—	1,300	402	1,702

Total operating costs and expenses	702	30,384	25,414	56,500

Income (loss) from operations	(702)	5,768	1,008	6,074

Other income (expense):
Interest expense	(6,467)	(103)	(1,529)	(8,099)
Other income	—	15	—	15

Total other expense, net	(6,467)	(88)	(1,529)	(8,084)

Income (loss) before income taxes	(7,169)	5,680	(521)	(2,010)

Provision (benefit) for income taxes	19	455	(521)	(47)

Net income (loss)	$(7,188)	$5,225	$—	$(1,963)

Note 13. Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows (in thousands):

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
March 31, 2012	Holdings, LLC	Guarantors	Subsidiaries	Total
Cash Flows From Operating Activities:
Net (loss) income	$(6,243)	$4,159	$—	$(2,084)
Adjustments to reconcile net loss to net cash provided by operating activities	931	5,600	3,437	9,968
Changes in assets and liabilities, net of effects of acquisitions	(10,658)	(2,797)	896	(12,559)

Net cash (used in) provided by operating activities	(15,970)	6,962	4,333	(4,675)
Net cash used in investing activities	(232)	(7,058)	(4,802)	(12,092)
Net cash provided by (used in) financing activities	5,402	(23)	—	5,379

Net decrease in cash	(10,800)	(119)	(469)	(11,388)

Cash and cash equivalents, beginning of period	14,303	127	1,832	16,262

Cash and cash equivalents, end of period	$3,503	$8	$1,363	$4,874

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
March 31, 2011	Holdings, LLC	Guarantors	Subsidiaries	Total
Cash Flows From Operating Activities:
Net (loss) income	$(7,169)	$5,206	$—	$(1,963)
Adjustments to reconcile net (loss) income to net cash provided by operating activities	756	5,011	884	6,651
Changes in assets and liabilities, net of effects of acquisitions	8,666	(5,331)	4,732	8,067

Net cash provided by operating activities	2,253	4,886	5,616	12,755
Net cash used in investing activities	(14)	(4,967)	(4,879)	(9,860)
Net cash used in financing activities	(887)	(16)	—	(903)

Net increase (decrease) in cash	1,352	(97)	737	1,992

Cash and cash equivalents, beginning of period	38,513	228	1,200	39,941

Cash and cash equivalents, end of period	$39,865	$131	$1,937	$41,933

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•

the other risks and uncertainties discussed under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in other documents filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Recent Developments

Health Care Regulatory and Reimbursement Changes

In 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Affordability Reconciliation Act of 2010, or HCEARA. Together, the PPACA and HCEARA comprise a broad health care reform initiative. While this legislation did not adversely affect reimbursement for our anatomic pathology services, this legislation provides for two separate reductions in the reimbursement rates for our clinical laboratory services: a “productivity adjustment” (which was 1.2 percent for 2011), and an additional 1.75 percent reduction. Each of these would reduce the annual Consumer Price Index-based update that would otherwise determine our reimbursement for clinical laboratory services. For the year ended December 31, 2011, estimated Medicare revenue from clinical lab services was less than 6 percent of our total revenue. Uncertainty also exists around the extent of coverage and reimbursement for new services. This legislation also provides for increases in the number of persons covered by public and private insurance programs in the U.S. In addition, in the Middle Class Tax Relief and Job Creation Act of 2012, passed February 17, 2012, Congress mandated an additional change in the reimbursement for clinical laboratory services. It requires CMS to rebase the fee schedule to effect an additional two percent reduction in clinical laboratory fees effective 2013.

On November 1, 2011, the Centers for Medicare & Medicaid Services (CMS) issued its 2012 Physician Fee Schedule Final Rule, which we refer to as the Final Rule. In the Final Rule, CMS instituted a reduction of approximately 27.4 percent in the conversion factor that is used to calculate physician reimbursement. This cut was scheduled to become effective as of January 1, 2012; however, Congress took actions to delay the implementation of these reductions through December 31, 2012. The Sustainable Growth Rate (SGR) formula, which is used to calculate the fee schedule conversion factor, was used again to calculate the 2012 Medicare physician fee schedule, resulting in scheduled reimbursement cuts of 27 percent. However, on December 23, 2011, Congress took action to delay the implementation of these reductions through February 29, 2012. Once again, before that implementation delay expired on February 29, 2012, Congress passed legislation late in February that prevents the implementation of these scheduled reductions and continues current payment rates for an additional 10 months, through December 31, 2012. For the year ended December 31, 2011, revenue from Medicare’s Physician Fee Schedule, based upon cash collections, was approximately 25 percent of our total revenue.

In addition, the Final Rule included a reduction of certain relative value units and geographic adjustment factors used to determine reimbursement for a number of our most commonly used pathology codes, including 88305, our most common code. We estimate, based on the current mix and volume of the services we provide, that this reduction could reduce our Medicare reimbursement by 3.5 percent to 4.5 percent in 2012.

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

Operating Agreement and Equity Incentive Plan

Effective April 1, 2011, Aurora Holdings amended and restated its operating agreement in order to reclassify its existing limited liability company units as a single class of units. The reclassification did not result in a material change in the unit holders’ ownership of the Company on a fully-diluted basis.

On July 6, 2011, we adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan for the grant, from time to time, to eligible participants of options to purchase units of Aurora Holdings. During the quarter ended March 31, 2012, we granted options to purchase 376,490 units to employees and reserved the equivalent number of units for issuance upon the future exercise of awards pursuant to the plan.

2011 Acquisitions

During 2011, we acquired four pathology practices. On January 1, 2011, we acquired 100 percent of the equity of two pathology practices for an aggregate cash purchase price of $36.9 million. These acquisitions were consummated on January 1, 2011 and, therefore, the cash paid totaling $36.9 million was included in deposits and other non-current assets as of December 31, 2010. On June 2, 2011, we acquired 100 percent of the equity of a third pathology practice for a cash purchase price of $14.7 million. On August 1, 2011, we acquired substantially all of the assets of a fourth pathology practice for an aggregate cash purchase price of $26.5 million. Each of the transactions included contingent consideration payable over three to five years based on the acquired practices’ future performance. We have estimated the fair value of the contingent consideration and recorded a related liability as of the date of acquisition. At the date of acquisition, the maximum amount of the contingent consideration, assuming the acquisitions meet the maximum stipulated earnings level, was $53.2 million payable over three to five years.

As a result of the acquisitions completed in 2011, many of the changes in our consolidated results of operations and financial position discussed below relate to acquisitions.

Results of Operations

The following table outlines our results of operations as a percentage of net revenue for the three month periods ended March 31, 2012 and 2011.

	2012	2011
Net revenue	100.0%	100.0%

Operating costs and expenses:
Cost of services	48.8%	46.6%
Selling, general and administrative expenses	24.6%	23.7%
Provision for doubtful accounts	6.6%	7.0%
Intangible asset amortization expense	8.1%	8.8%
Management fees	1.0%	1.0%
Acquisition and business development costs	0.1%	0.5%
Change in fair value of contingent consideration	3.1%	2.7%

Total operating costs and expenses	92.2%	90.3%

Income from operations	7.8%	9.7%

Other income (expense):
Interest expense	-11.3%	-12.9%
Other income	0.0%	0.0%

Total other expense, net	-11.3%	-12.9%

Loss before income taxes	-3.5%	-3.2%

Benefit for income taxes	-0.6%	-0.1%

Net loss	-2.9%	-3.1%

Our historical consolidated operating results do not reflect the results of operations of our acquisitions prior to the effective date of those acquisitions. As a result, our historical consolidated operating results may not be indicative of what our results of operations will be for future periods.

Comparison of the Three Months Ended March 31, 2012 and 2011

Net revenue

Net revenue increased approximately $9.5 million, or 15.3 percent, to $72.1 million for the quarter ended March 31, 2012, from $62.6 million for the quarter ended March 31, 2011. Organic revenue increased approximately $2.2 million, or 3.5 percent, from $62.6 million to $64.8 million, while the acquisitions completed after January 1, 2011 added approximately $7.3 million of net revenue.

Total accessions grew by approximately 56,000, or 10.3 percent, to 598,000 for the quarter ended March 31, 2012, compared to 542,000 for the quarter ended March 31, 2011. Organic accessions grew by 6,000, or 1.1%, to 548,000 for the quarter ended March 31, 2012 compared to approximately 542,000 for the quarter ended March 31, 2011, while the acquisitions completed after January 1, 2011 added approximately 50,000 accessions. The average revenue per accession for organic accessions for the quarter ended March 31, 2012 was approximately $118, up from $116 in the quarter ended March 31, 2011. The increase in organic average revenue per accession compared to same quarter in 2011 was due primarily to a change in service mix, with a higher percentage of anatomic pathology accessions and lower percentage of clinical pathology accessions.

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

For the quarters ended March 31, 2012 and 2011, our pathology diagnostic testing services accounted for substantially all of our revenue.

Cost of services

Cost of services increased approximately $6.0 million, or 20.6 percent, to $35.2 million for the quarter ended March 31, 2012 from $29.2 million for the quarter ended March 31, 2011. Of the total increase, $2.9 million related to the acquisitions completed after January 1, 2011 and the remaining $3.1 million related to our existing business. The increase in costs of services for our existing business included $1.8 million for higher wages and salaries and payroll related costs primarily related to increased headcount and $0.9 million for increased technical processing costs primarily related to growth in accessions, particularly in molecular, histology and cytology. In addition, equipment related costs increased by $0.2 million related to purchases of lab and office equipment and distribution costs increased by $0.2 million related primarily to additional routes.

As a percentage of net revenue, cost of services was 48.8 percent and 46.6 percent for the quarters ended March 31, 2012 and 2011, respectively, and our gross margins were 51.2 percent and 53.4 percent for the quarters ended March 31, 2012 and 2011, respectively. We currently anticipate that our gross margin will decline slightly due to a combination of lower average revenue per accession, increased costs related to pathologist retention and replacement and higher costs and lower gross margins in our women’s health pathology services, including clinical tests. Cost of services and our related gross profit percentages may be positively or negatively impacted by the market, service mix and unit price dynamics of acquisitions completed in the future.

Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $2.9 million, or 19.5 percent, to $17.7 million for the quarter ended March 31, 2012 from $14.8 million for the quarter ended March 31, 2011. Of the total increase, $1.2 million related to acquisitions, $0.6 million related to the labs we have operated for two full comparable quarters and $1.1 million related to corporate expenses. Higher costs at our existing business were primarily for sales and marketing costs, including sales commissions and costs associated with client electronic medical records systems and interfaces. The increase in corporate selling, general and administrative costs primarily related to the addition of personnel in information technology (IT), marketing, finance and managed care to support growth, as well as severance, partially offset by lower expense related to our performance incentive programs for corporate staff. The increased corporate expenses also included $0.1 million of non-cash equity compensation expense for options granted under the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan adopted on July 6, 2011.

As a percentage of net revenue, selling, general and administrative expenses were 24.6 percent and 23.7 percent for the quarters ended March 31, 2012 and 2011, respectively. We expect to make additional investments in selling, general and administrative expenses in 2012, including the addition of field sales representatives and marketing personnel, managed care support and IT personnel. In addition, we expect accounting, legal, compliance and other related costs to increase due to public company costs, including compliance with the Sarbanes-Oxley Act, and costs to convert laboratory and billing systems.

Provision for doubtful accounts

Our provision for doubtful accounts increased approximately $0.4 million, or 9.0 percent, to $4.7 million for the quarter ended March 31, 2012, from $4.3 million for the quarter ended March 31, 2011. The increase in the provision for doubtful accounts related to the acquisitions completed after January 1, 2011 and the labs we have operated for full comparable quarters was relatively unchanged. As a percentage of net revenue, the provision for doubtful accounts was 6.6 percent for the quarter ended March 31, 2012, compared to 7.0 percent for the quarter ended March 31, 2011. The provision for doubtful accounts for labs operated for full comparable quarters was 6.7 percent for the quarter ended March 31, 2012 compared to 7.0% for the quarter ended March 31, 2011.

We expect our consolidated provision for doubtful accounts to range between 6.5 percent and 7.5 percent in future. The Company’s consolidated provision for doubtful accounts could be positively or negatively impacted by the provision for doubtful accounts for laboratories that we acquire in the future.

Intangible asset amortization expense (Amortization)

Amortization expense increased to $5.8 million for the quarter ended March 31, 2012, from $5.5 million for the quarter ended March 31, 2011, as a result of increases in our amortizable intangible assets associated with the acquisitions completed after January 1, 2011, partially offset by lower amortization for impaired assets. We generally amortize our intangible assets over lives ranging from 4 to 18 years.

Management fees

Management fees increased approximately $0.1 million, or 12.3 percent, to $0.7 million for the quarter ended March 31, 2012, compared to $0.6 million for the quarter ended March 31, 2011. Management fees are based on 1.0 percent of net revenue plus expenses. The majority of the increase relates to the increase in our net revenue.

Acquisition and business development costs

Transaction costs associated with our completed acquisitions and business development costs related to our prospecting and unsuccessful acquisition activity amounted to $0.1 million for the quarter ended March 31, 2012, compared to $0.3 million for the quarter ended March 31, 2011.

Change in fair value of contingent consideration

For the quarters ended March 31, 2012 and 2011, we recorded non-cash charges of $2.2 million and $1.7 million, respectively, to recognize increases in the estimated fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009. These increases relate to changes from the original estimate of the fair value, including numerous variables such as the discount rate, remaining pay out period and the projected performance for each acquisition.

Interest expense

Interest expense increased approximately $0.1 million, or 0.8 percent, to $8.2 million for the quarter ended March 31, 2012, from $8.1 million for the quarter ended March 31, 2011. The increase in interest expense was primarily due to interest expense related to amounts drawn under our revolving credit facility during the first quarter of 2012. For the quarter ended March 31, 2012 our average debt balance was $321.9 million at an effective rate of 10.17 percent, compared to an average debt balance of $320.4 million and an effective rate of 10.25 percent for the same period in 2011.

Provision for income taxes

We are a Delaware limited liability company for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Holdings in accordance with the terms of the Aurora Holdings LLC Agreement. We have made tax distributions to the members in amounts designed to provide such members with sufficient cash to pay taxes on their allocated income. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The benefit for federal and state income taxes for these subsidiaries, as reflected in our condensed consolidated financial statements amounted to $0.5 million and $47,000 for the quarters ended March 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

Since inception, we have primarily financed operations through capital contributions from our equityholders, long term debt financing and cash flow from operations. On May 26, 2010, we entered into a senior secured credit facility of $335.0 million with Barclays Bank PLC and certain other lenders. Our senior secured credit facility included a six-year $225.0 million senior secured term loan due in May 2016, which we refer to as the Term Loan, and a $110.0 million senior secured revolving credit facility that matures May 2015, which we refer to as the Revolver, of which $50.0 million became available immediately upon the closing of the credit facility and of which $60.0 million became available on December 20, 2010, when we amended the credit facility and issued the Senior Notes, as described below. This facility bears interest, at our option, at a rate initially equal to the prime rate plus 3.25 percent per annum or LIBOR (subject to a floor of 2.00 percent) plus 4.25 percent per annum. Proceeds from the senior secured credit facility were primarily used to repay all amounts outstanding under the credit facilities we entered into in December 2007.

On December 20, 2010, we issued $200.0 million in unsecured senior notes that mature on January 15, 2018, which we refer to as the Senior Notes. The Senior Notes bear interest at an annual rate of 10.75%, which is payable each January 15 and July 15. The first payment was made on July 15, 2011. In accordance with the indenture governing the Senior Notes, we are subject to certain limitations on issuing additional debt and are required to submit quarterly and annual financial reports to the holders of our Senior Notes. The Senior Notes are redeemable at our option beginning on January 15, 2015 at 105.375% of par, plus accrued interest. The redemption price decreases to 102.688% of par on January 15, 2016 and to 100% of par on January 15, 2017. Under certain circumstances, prior to January 15, 2015, we may at our option redeem all, but not less than all, of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes, plus accrued interest and a premium as defined in the Senior Notes indenture. The Senior Notes rank equally in right of repayment with all of our other senior indebtedness but are subordinated to our secured indebtedness to the extent of the value of the assets securing that indebtedness.

On December 20, 2010, in connection with the closing of our Senior Notes offering, we amended our senior secured credit facility and applied $129.0 million of the net proceeds that we received from the offering to repay $19.0 million in principal owed under our amended and restated Revolver and $110.0 million of the $224.4 million principal then owed under our amended and restated Term Loan. As of March 31, 2012, we had $114.4 million outstanding under the amended and restated Term Loan. As of March 31, 2012, we had $5.5 million outstanding and $104.5 million available under the amended and restated Revolver.

On April 30, 2007, in conjunction with an acquisition transaction, we entered into a subordinated, unsecured contingent note with prior owners of one of our acquired practices. The payment amount is determined by the practice’s cumulative EBITDA over a five-year period, with a minimum payment not to be less than $15.0 million and a maximum payment not to exceed $30.0 million. Payment amounts include a 5.5 percent interest rate factor, and therefore we recorded the contingent note in the original purchase price at its minimum payment amount, discounted by the interest rate factor of 5.5 percent. The original discount of $2.2 million is being amortized into interest expense over the term of the contingent note using the effective interest rate method.

Contingent consideration for acquisitions prior to January 1, 2009

In connection with the majority of our acquisitions, we have agreed to pay additional consideration annually over future periods of three to five years, based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. For acquisitions prior to January 1, 2009, we do not accrue contingent consideration obligations prior to the attainment of the objectives and the amount owed becomes fixed and determinable and is agreed to by the sellers. For the quarters ended March 31, 2012 and 2011, we paid consideration under contingent notes of $7.7 million and $9.2 million, respectively, related to acquisitions prior to January 1, 2009, resulting in the recognition of additional goodwill.

Assuming the practices acquired prior to January 1, 2009 achieve future annual operating earnings consistent with the most recent annual periods for the respective practices, contingent note payments for these acquisitions prior to January 1, 2009 would be approximately $0.7 million for the remainder of 2012 and $7.7 million for 2013. As of March 31, 2012, assuming the practices acquired prior to January 1, 2009 achieve the cumulative maximum level of operating earnings stipulated over the full term of the agreement, the potential maximum principal amount of contingent consideration payable over the next two years is approximately $56.3 million. Lesser amounts will be paid for earnings below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. Any future payments of contingent consideration for acquisitions completed prior to January 1, 2009 would be accounted for as additional purchase price and increase goodwill.

Contingent consideration for acquisitions subsequent to January 1, 2009

We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. These estimates involve significant projections regarding future performance of the acquired practices. If actual future results differ significantly from current estimates, the actual payments for contingent consideration will differ correspondingly. As of March 31, 2012, the fair value of contingent consideration related to the 2009, 2010 and 2011 acquisitions was $50.5 million, representing the present value of approximately $61.4 million in estimated future payments over the next three to five years. For practices acquired since January 1, 2009, the potential maximum principal amount of contingent consideration payable over the next three to five years is $98.6 million. Lesser amounts will be paid for earnings below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. For acquisitions completed since January 1, 2009, future payments will be reflected in the change in the fair value of the contingent consideration.

Cash and Working Capital

As of March 31, 2012, we have cash and cash equivalents of $4.9 million. Our primary uses of cash are to fund our operations, service debt including contingent notes, make acquisitions and purchase property and equipment. Cash used to fund our operations excludes the impact of non-cash items, such as the allowance for doubtful accounts, depreciation, impairments of goodwill and other intangible assets, changes in the fair value of the contingent consideration and non-cash stock-based compensation, and is impacted by the timing of our payments of accounts payable and accrued expenses and collections of accounts receivable.

As of March 31, 2012, we had negative working capital of $2.8 million. We believe our current cash and cash equivalents, together with cash from operations and the amount available under our amended and restated Revolver, will be sufficient to fund our capital requirements through 2013.

Cash flows for operating activities

Net cash used in operating activities during the three months ended March 31, 2012 was $4.7 million compared to net cash provided by operating activities of $12.8 million for the three months ended March 31, 2011. Net cash used in operating activities for the three months ended March 31, 2012 reflected a net loss of $2.1 million and certain adjustments for non-cash items, including $7.0 million of depreciation and amortization, $0.6 million of amortization of original issue discount and debt issue costs, $0.1 million of equity compensation costs and a $2.2 million non-cash charge for the change in fair value of contingent consideration. Net cash used in operating activities for the three months ended March 31, 2012 also reflected increases and decreases in working capital, including a $0.5 million increase in accounts receivable, a $0.9 million increase in prepaid expenses, a $0.3 million increase in prepaid income taxes, a $5.3 million decrease in accrued interest primarily related to the interest payment on our Senior Notes, a $3.8 million decrease in accrued compensation and a $1.7 million decrease in accounts payable, accrued expenses and other current liabilities. As of March 31, 2012 our DSO (Days Sales Outstanding) was 45 days, which is up from 43 days as of December 31, 2011.

Cash flows for investing activities

Net cash used in investing activities during the three months ended March 31, 2012 was $12.1 million compared to $9.9 million during the three months ended March 31, 2011. Net cash used in investing activities during the three months ended March 31, 2012 consisted of $0.9 million of purchases of property and equipment and $11.2 million for the payment of contingent notes, including $7.7 million related to acquisitions completed prior to January 1, 2009.

Cash flows for financing activities

Net cash provided by financing activities for the three months ended March 31, 2012 was $5.4 million compared to net cash used in financing activities of $0.9 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, we had net borrowings under our Revolver of $5.5 million and paid approximately $0.1 million of debt issue costs.

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

Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as a substitute for measures of our financial performance as determined in accordance with GAAP, such as net income and operating income. Because other companies may calculate Adjusted EBITDA differently than we do, Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA has other limitations as an analytical tool when compared to the use of net income, which we believe is the most directly comparable GAAP financial measure, including:

•	Adjusted EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Adjusted EBITDA does not reflect the interest expense we incur;

•	Adjusted EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Adjusted EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Adjusted EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2012 (D)	2011 (D)
Net loss	$(2,084)	$(1,963)
Interest expense, net	8,163	8,099
Income tax provision	(465)	(47)
Depreciation and amortization	6,990	6,433

EBITDA	12,604	12,522

Management fees (A)	729	649
Change in fair value of contingent consideration (B)	2,247	1,702
Other charges (C)	204	283
Other	(4)	(15)

Adjusted EBITDA, as defined	$15,780	$15,141

(A)	In accordance with our amended senior secured credit facility and the indenture governing our Senior Notes, management fees payable to affiliates are excluded from Adjusted EBITDA.
(B)	We recorded $2.2 million and $1.7 million of non-cash charges for the three months ended March 31, 2012 and 2011, respectively, related to an increase in the estimated fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009. These charges relate to changes from the previous estimate of the fair value, including changes in numerous variables such as the discount rate, remaining pay out period and the projected performance for each acquisition.
(C)	Other charges include add-backs for equity based compensation and acquisition and business development costs as reported in our consolidated statements of operations.
(D)	Adjusted EBITDA for the three months ended March 31, 2011 excludes the results of operations of acquisitions completed in 2011 prior to their acquisition date. For purposes of calculating compliance ratios for our amended senior secured credit facility, Adjusted EBITDA for the three months ended March 31, 2011 would have included approximately $2.1 million of additional Adjusted EBITDA related to operations of our 2011 acquisitions as if they were all acquired on January 1, 2011.

For purposes of calculating compliance ratios for our amended senior secured credit facility, Adjusted EBITDA for the three months ended March 31, 2012 would have also included an additional $0.5 million related to the add-back of certain costs as permitted by the credit agreement.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risks results primarily from fluctuations in interest rates. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2012. Based on that evaluation, the principal executive officer and principal financial officer of the Company have concluded that, as of March 31, 2012, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our disclosure controls and procedures include components of our internal control over financial reporting. Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we will detect all control issues and instances of fraud, if any exist.

PART II

Item 1.	Legal Proceedings.

We are from time to time, involved in litigation that we consider to be ordinary and incidental to our business.We may be named in various claims, disputes, legal actions and other proceedings involving malpractice, employment and other matters. A negative outcome in certain of the ongoing litigation could harm our business, financial condition, liquidity or results of operations. Further, prolonged litigation, regardless of which party prevails, could be costly, divert management’s attention or result in increased costs of doing business. While the outcome of pending legal actions cannot be predicted with certainty, we believe the outcome of these proceedings will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which could materially affect our business, financial condition, or results of operations. The risks described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2011 and in this Quarterly Report are not the only risks that we face. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or results of operations. There have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith
**	Furnished herewith

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURORA DIAGNOSTICS HOLDINGS, LLC

Date: May 14, 2012	By:	/s/ Gregory A. Marsh
Gregory A. Marsh
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

INDEX OF EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith
**	Furnished herewith