Form 10-Q
period 2012-06-30
AURORA DIAGNOSTICS HOLDINGS LLC
filed 2012-08-14
CIK 1367832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act).

- ii -

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$10,609	$16,262
Accounts receivable, net	33,556	35,225
Prepaid expenses and other assets	3,653	3,196
Prepaid income taxes	2,034	1,144
Deferred tax assets	269	269

Total current assets	50,121	56,096

Property and equipment, net	12,313	12,306

Other Assets:
Deferred debt issue costs, net	8,759	9,944
Deposits and other noncurrent assets	340	339
Deferred tax assets - noncurrent	3,035	3,035
Goodwill	382,509	375,131
Intangible assets, net	138,263	150,112

	532,906	538,561

	$595,340	$606,963

Liabilities and Members’ Equity
Current Liabilities
Current portion of long-term debt	$2,937	$2,910
Current portion of fair value of contingent consideration	20,100	19,270
Accounts payable, accrued expenses and other current liabilities	14,280	14,652
Accrued compensation	11,000	12,377
Accrued interest	10,118	10,019

Total current liabilities	58,435	59,228

Long-term debt, net of current portion	313,610	313,352
Deferred tax liabilities, net	20,840	20,840
Fair value of contingent consideration, net of current portion	25,660	32,450
Other liabilities	1,041	1,203

Members’ Equity	175,754	179,890

	$595,340	$606,963

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2012 and 2011

Unaudited

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net revenue	$72,715	$67,896	$144,842	$130,470

Operating costs and expenses:
Cost of services	34,883	29,669	70,073	58,846
Selling, general and administrative expenses	18,146	15,769	35,867	30,595
Provision for doubtful accounts	4,936	4,513	9,675	8,862
Intangible asset amortization expense	5,820	5,612	11,640	11,126
Management fees	743	695	1,472	1,344
Impairment of goodwill and other intangible assets	1,091	—	1,091	—
Acquisition and business development costs	249	232	320	515
Change in fair value of contingent consideration	761	1,456	3,008	3,158

Total operating costs and expenses	66,629	57,946	133,146	114,446

Income from operations	6,086	9,950	11,696	16,024

Other income (expense):
Interest expense	(8,118)	(8,169)	(16,281)	(16,268)
Other income (expense)	1	(61)	5	(46)

Total other expense, net	(8,117)	(8,230)	(16,276)	(16,314)

Income (loss) before income taxes	(2,031)	1,720	(4,580)	(290)

Provision for income taxes	581	1,399	116	1,352

Net income (loss)	$(2,612)	$321	$(4,696)	$(1,642)

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2012 and 2011

Unaudited

(in thousands)

	2012	2011
Cash Flows From Operating Activities
Net loss	$(4,696)	$(1,642)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,007	13,068
Amortization of deferred debt issue costs	1,055	951
Amortization of original issue discount on debt	143	143
Deferred income taxes	—	(2,320)
Equity compensation costs	517	—
Change in fair value of contingent consideration	3,008	3,158
Impairment of goodwill and other intangible assets	1,091	—
(Gain) Loss on disposal of property	(3)	46
Changes in assets and liabilities, net of working capital acquired in business combinations:
(Increase) decrease in:
Accounts receivable	1,669	16
Prepaid income taxes	(890)	1,397
Prepaid expenses	(457)	(389)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(839)	1,260
Accrued compensation	(1,377)	1,150
Accrued interest	99	10,942

Net cash provided by operating activities	13,327	27,780

Cash Flows From Investing Activities
Purchase of property and equipment	(2,179)	(1,958)
Increase in deposits and other noncurrent assets	(1)	282
Payment of contingent notes	(16,652)	(14,523)
Businesses acquired, net of cash acquired	—	(13,957)

Net cash used in investing activities	(18,832)	(30,156)

Cash Flows From Financing Activities
Payments of capitalized lease obligations	(50)	(37)
Payment of debt issuance costs	(141)	(701)
Payment of public offering costs	—	(339)
Contributions from members	43	—

Net cash used in financing activities	(148)	(1,077)

Net decrease in cash	(5,653)	(3,453)

Cash and cash equivalents, beginning	16,262	39,941

Cash and cash equivalents, ending	$10,609	$36,488

(Continued)

Condensed Consolidated Statements of Cash Flows (Continued)

Six Months Ended June 30, 2012 and 2011

Unaudited

(in thousands)

	2012	2011
Supplemental Disclosures of Cash Flow Information
Cash interest payments	$14,894	$4,028

Cash tax payments, including member tax distributions	$1,244	$1,963

Supplemental Schedule of Noncash Investing and Financing Activities
Fair value of contingent consideration issued in acquisitions	$—	$12,510

Capital lease obligations	$193	$47

See Notes to Condensed Consolidated Financial Statements.

Note 1.	Nature of Business and Significant Accounting Policies

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

The accompanying consolidated balance sheet as of December 31, 2011, which was derived from the audited financial statements as of December 31, 2011 of Aurora Diagnostics Holdings, LLC, and the accompanying unaudited condensed consolidated financial statements as of and for the three month and six month periods ended June 30, 2012 and June 30, 2011 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011.

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

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 220) — Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 allows an entity to first assess qualitative factors in determining whether events and circumstances indicate that it is more-likely-than not that an indefinite-lived intangible asset is impaired. If an entity determines that it is not more-likely-than not that the indefinite-lived intangible asset is impaired, then the entity is not required to perform a quantitative impairment test. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012, with earlier adoption permitted. We are currently evaluating the effects this standard will have on our financial position, results of operations or cash flows.

Note 2.	Acquisitions

2011 Acquisitions

During 2011, the Company acquired four pathology practices. On January 1, 2011, the Company acquired 100% of the equity of two pathology practices for an aggregate cash purchase price of $36.9 million. These acquisitions were funded on December 31, 2010 and therefore, the cash paid totaling $36.9 million was included in Deposits and other non-current assets as of December 31, 2010. On June 2, 2011, the Company acquired 100% of the equity of a third pathology practice for a cash purchase price of $14.7 million. On August 1, 2011, the Company acquired substantially all of the assets of a fourth pathology practice for an aggregate cash purchase price of $26.5 million. In each of the transactions the Company issued contingent consideration payable over three to five years based on the future performance of the acquired practice. The total acquisition date fair value of the contingent consideration issued for the 2011 acquisitions was $20.5 million. The Company funded the cash portion of the January 1, 2011 and June 2, 2011 acquisitions using a portion of the proceeds from the Senior Notes offering on December 20, 2010. The Company funded the cash portion of the August 1, 2011 acquisition using cash on hand, as well as $14.0 million drawn on its revolving credit facility.

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

Contingent Consideration

In connection with its acquisitions, the Company has agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. For all acquisitions prior to January 1, 2009, the Company does not accrue contingent consideration obligations prior to the attainment of the objectives and the amount owed becomes fixed and determinable. The Company paid consideration under contingent notes related to acquisitions completed prior to January 1, 2009 of $0 and $2.8 million for the three months ended June 30, 2012 and 2011, respectively, and $7.7 million and $12.1 million for the six months ended June 30, 2012 and 2011, respectively. The Company paid consideration under contingent notes related to acquisitions completed after January 1, 2009 of $5.5 million and $1.9 million for the three months ended June 30, 2012 and 2011, respectively, and $9.0 million and $2.5 million for the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, assuming the acquired practices achieve the maximum level of stipulated operating earnings, the maximum principal amount of contingent consideration payable over the next two years is approximately $43.2 million for acquisitions completed prior to January 1, 2009 and $93.1 million for acquisitions completed subsequent to January 1, 2009. A lesser amount will be paid if the practices’ earnings are below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. Any such payments in the future for acquisitions completed prior to January 1, 2009 would be accounted for as additional purchase price and increase goodwill. For acquisitions completed subsequent to January 1, 2009, future payments will be reflected in the change in the fair value of the contingent consideration. The total fair value of the contingent consideration reflected in the accompanying consolidated condensed balance sheets as of June 30, 2012 and December 31, 2011 is $45.8 million and $51.7 million, respectively.

Note 2.	Acquisitions (Continued)

Pro-forma information (unaudited)

The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the two acquisitions completed after January 1, 2011 for the three and six months ended June 30, 2011, after giving effect to amortization, depreciation, interest, income tax, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 2011. Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2011 acquisitions and does not include operational or other changes which might have been effected by the Company. The unaudited pro forma information for the three and six months ended June 30, 2011 presented below is for illustrative purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands):

	Pro Forma Three Months Ended June 30, 2011	Pro Forma Six Months Ended June 30, 2011
Net revenue	$73,712	$141,748

Net income (loss)	$1,030	$(197)

For the three and six months ended June 30, 2012, the two acquisitions completed after January 1, 2011 contributed a total of $7.8 million and $15.1 million in net revenue, respectively, and $0.7 million and $2.2 million in net earnings, respectively, excluding intercompany charges eliminated in consolidation.

Note 3.	Accounts Receivable

Accounts receivable consist of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Accounts receivable	$52,199	$52,747
Less: Allowance for doubtful accounts	(18,643)	(17,522)

Accounts receivable, net	$33,556	$35,225

Note 4.	Goodwill and Intangible Assets

The following table presents adjustments to goodwill during the six months ended June 30, 2012 and the year ended December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Goodwill, beginning of period	$375,131	$329,199
Acquisitions	—	52,480
Contingent notes*	8,260	12,654
Goodwill impairment	(882)	(19,202)

Goodwill, end of period	$382,509	$375,131

*	Related to acquisitions completed prior to January 1, 2009. The amount reflected for the six months ended June 30, 2012 includes $0.6 million owed as of that date and paid in July 2012.

Note 4.	Goodwill and Intangible Assets (Continued)

For the six months ended June 30, 2012 and 2011, the Company recorded amortization expense of $11.6 million and $11.1 million, respectively, related to its intangible assets. The Company’s balances for intangible assets as of June 30, 2012 and December 31, 2011 and the related accumulated amortization are set forth in the table below (in thousands):

		Weighted Average	June 30, 2012
	Range (Years)	Amortization Period (Years)	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	4 – 10	9	$152,249	$(60,006)	$92,243
Health care facility agreements	4 – 18	14	60,470	(16,528)	43,942
Noncompete agreements	4 – 5	5	5,678	(3,600)	2,078

Total intangible assets			$218,397	$(80,134)	$138,263

		Weighted Average	December 31, 2011
	Range (Years)	Amortization Period (Years)	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	5 – 10	9	$152,249	$(50,736)	$101,513
Health care facility agreements	4 – 18	14	60,716	(14,631)	46,085
Noncompete agreements	4 – 5	5	5,678	(3,164)	2,514

Total intangible assets			$218,643	$(68,531)	$150,112

As of June 30, 2012, estimated future amortization expense is as follows (in thousands):

Year Ending December 31,
Remainder of 2012	$11,580
2013	22,784
2014	22,094
2015	21,643
2016	20,665
Thereafter	39,497

$138,263

Impairment of Goodwill and Other Intangible Assets

At June 30, 2012, the Company identified indications of impairment at one of its reporting units. Competitive pricing pressures at this location and significant erosion in its customer base have resulted in net losses at the reporting unit. The Company recorded a non-cash impairment expense of $1.1 million to write down the carrying value of goodwill by $0.9 million and the carrying value of intangible assets by $0.2 million.

Note 5.	Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other current liabilities as of June 30, 2012 and December 31, 2011 consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Accounts payable	$4,055	$5,617
Due to predecessor pension plan	1,194	1,194
Accrued management fees	1,016	742
Other accrued expenses	8,015	7,099

	$14,280	$14,652

Note 6.	Long-Term Debt

On April 30, 2007, in conjunction with an acquisition transaction, the Company entered into a subordinated, unsecured contingent note with prior owners of one of the Company’s acquired practices. The payment amount is determined by the practice’s cumulative EBITDA over a five-year period, with a minimum payment not to be less than $15.0 million and a maximum payment not to exceed $30.0 million. Payment amounts include a 5.5% interest rate factor, and therefore the Company recorded the contingent note in the original purchase price at its minimum payment amount, discounted by the interest rate factor of 5.5%. The original discount of $2.2 million was amortized into interest expense over the term of the contingent note using the interest method. In July 2012, the Company made the final payment of $3.6 million under this unsecured contingent note.

On May 26, 2010, the Company entered into a $335.0 million credit facility with Barclays Bank PLC and certain other lenders. This credit facility, which is collateralized by substantially all of the Company’s assets and guaranteed by all of the Company’s subsidiaries, included a $225.0 million senior secured first lien term loan facility that matures May 2016. The credit facility also included a $110.0 million senior secured first lien revolving credit facility that matures May 2015, of which $50.0 million became available upon the closing of the new credit facility and $60.0 million became available on December 20, 2010, when the Company amended the credit facility and issued $200.0 million unsecured Senior Notes, as described below. The Company’s term loan facility bears interest, at the Company’s option, at a rate initially equal to the prime rate plus 3.25 percent per annum or LIBOR (subject to a floor of 2.00 percent) plus 4.25 percent per annum, or 6.25% as of June 30, 2012. In connection with the issuance of the $200.0 million unsecured Senior Notes, the Company’s credit facility was amended and restated December 20, 2010.

The credit facility, as amended December 20, 2010, requires the Company to comply on a quarterly basis with certain financial covenants, including a senior secured leverage ratio calculation and an interest coverage ratio which become more restrictive over time. Also, on an annual basis the Company must not exceed a specified maximum amount of consolidated capital expenditures. In addition, the new term loan facility includes negative covenants restricting or limiting the Company’s ability to, without prior approval of the lenders, among other things, incur, assume or permit to exist additional indebtedness or guarantees; incur liens and engage in sale leaseback transactions; make loans and investments; declare dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and other business combinations; prepay, redeem or purchase certain indebtedness; amend or otherwise alter terms of its indebtedness; sell assets; enter into transactions with affiliates and alter the business it conducts. As of June 30, 2012, the Company had no balance outstanding and $110.0 million available under its revolving credit facility and was in compliance with all loan covenants.

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

Long-term debt consists of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Senior Notes	$200,000	$200,000
Term loan	114,438	114,438
Subordinated unsecured contingent note dated April 30, 2007	2,840	2,840
Capital lease obligations	385	243

	317,663	317,521

Less:
Original issue discount, net	(1,116)	(1,259)
Current portion	(2,937)	(2,910)

Long-term debt, net of current portion	$313,610	$313,352

As of June 30, 2012, estimated future debt principal payments are as follows (in thousands):

Year Ending December 31,
Remainder of 2012	$2,898
2013	106
2014	94
2015	60
2016	114,492
Thereafter	200,013

$317,663

Note 7.	Related Party Transactions

Acquisition Target Consulting Agreement

On June 2, 2006, and as subsequently amended and restated on July 6, 2011, the Company and an entity owned by two members of the Company entered into a professional services agreement to provide certain acquisition target identification consulting services to the Company. In exchange for these services, the Company pays to the entity a monthly retainer of $23,000, plus reimbursable expenses. The entity also earns a success fee of $45,000 for each identified acquisition consummated by the Company. The Company paid the entity a total of $74,000 and $0.1 million during the three months ended June 30, 2012 and 2011, respectively, and $0.2 million during each of the six months ended June 30, 2012 and 2011. As of June 30, 2012 and December 31, 2011, the Company owed the entity $0 and $24,000, respectively, under this arrangement.

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

As of June 30, 2012 and December 31, 2011, $1.5 million and $1.5 million, respectively, of these Management Fees are reflected in accounts payable and accrued expenses in the accompanying consolidated balance sheets. The consolidated condensed statement of operations includes Management Fees of $0.7 million and $0.7 million for the respective three months ended June 30, 2012 and 2011, and $1.5 million and $1.3 million for the respective six months ended June 30, 2012 and 2011. The Company paid management fees of $0.5 million and $0.6 million during the three months ended June 30, 2012 and 2011, respectively, and $1.5 million and $1.2 million for the respective six months ended June 30, 2012 and 2011.

Facilities Lease Agreements

The Company currently leases five of its facilities from entities owned by physician employees or affiliated physicians who are also former owners of the acquired practices. The leases provide for monthly aggregate base payments of approximately $86,000 and expire in December 2012, December 2013, April 2017, December 2019, and October 2020. Rent paid to the related entities was $0.3 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, and $0.5 million and $0.5 million for the respective six months ended June 30, 2012 and 2011.

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

During the first quarter of 2012 certain members made contributions to the Company totaling $43,000 in connection with the April 1, 2011 Amended and Restated Operating Agreement.

Note 9.	Equity-Based Compensation

During the six months ended June 30, 2012, the Company granted options to purchase 396,490 units to employees and directors under the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan. The Company reserved the equivalent number of units for issuance upon the future exercise of awards pursuant to the plan. The weighted average fair value of these options was $4.43. During the six months ended June 30, 2012 options to purchase 537,619 units were cancelled. Out of the total 1,790,000 options outstanding as of June 30 2012, 119,451 were vested and 1,670,549 were unvested.

The options vest annually on each anniversary of the grant date and are being amortized over the vesting periods through May 10, 2017. The Company valued the options using the Black-Scholes method with weighted average assumptions of 36% for volatility, 6.5 years for expected life and 1.3% for the risk free interest rate. Equity compensation expense, of which $0.4 million and $0.5 million was included in selling, general and administrative expenses for the three months and six months ended June 30, 2012, respectively. As of June 30, 2012, the total remaining unamortized equity compensation cost was approximately $5.1 million.

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

Contingent Notes

As discussed in Note 2, in connection with certain of its acquisitions, the Company agreed to pay additional consideration in future periods, based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. The computation of the annual operating earnings is subject to review and approval by sellers prior to payment. In the event there is a dispute, the Company will pay the undisputed amount and then take reasonable efforts to resolve the dispute with the sellers. If the sellers are successful in asserting their dispute additional payments could be made in future periods. In connection with one of the Company’s contingent notes, the sellers have asserted an additional $1.6 million is owed by the Company. The Company’s management believes its computations are correct, however at this time we cannot predict the outcome of this matter.

As of June 30, 2012, the total maximum future payments for contingent consideration issued in acquisitions was $43.2 million for acquisitions completed prior to January 1, 2009 and $93.1 million for acquisitions completed since January 1, 2009. Lesser amounts will be paid for earnings below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. Any future payments of contingent consideration will be accounted for as additional purchase price and increase goodwill for acquisitions completed prior to January 1, 2009 or, for acquisitions completed since January 1, 2009, will be reflected in the change in the fair value of the contingent consideration. As of June 30, 2012, the fair value of contingent consideration related to acquisitions completed since January 1, 2009 was $45.8 million.

Note 10.	Commitments and Contingencies (Continued)

Purchase Obligation

In March 2011, the Company entered into a five year non-cancelable commitment to purchase reagents and other laboratory supplies. Under this agreement, the Company must purchase approximately $0.8 million annually of reagents and other laboratory supplies through March 2016. Through June 30, 2012, the Company made purchases of approximately $1.1 million under the obligation. At June 30, 2012, the approximate total remaining purchase commitment is approximately $2.8 million.

In connection with the commitment, the vendor provided the Company with lab testing equipment, to which the Company will receive title upon fulfillment of its purchase obligations under the commitment. The company recorded the equipment and a corresponding obligation under purchase commitment for the fair market value of the equipment of $1.4 million. The remaining obligation under this purchase commitment included in other liabilities in the accompanying condensed consolidated balance sheets was $1.0 million and $1.2 million as of June 30, 2012 and December 31, 2011, respectively.

Note 11.	Fair Value of Financial Instruments

Recurring Fair Value Measurements

The Company’s interest rate cap agreement was included in deposits and other noncurrent assets at its fair value of approximately $0 and $7,000 as of June 30, 2012 and December 31, 2011, respectively. The interest rate cap, which was entered into in September 2010, was the Company’s only derivative financial instrument. The fair value of the interest rate cap was estimated by obtaining quotations from the financial institution that is a counter party to the instrument. The LIBOR rate is observable at commonly quoted intervals over the term of these derivatives and they are therefore considered Level 2 items. The fair value is an estimate of the net amount that the Company would have to pay or would receive on that date if the agreements were canceled or transferred to other parties. During the three and six month periods ended June 30, 2011, the Company recorded interest expense of $86,000 and $0.2 million, respectively, for the change in fair value of the interest rate cap agreement. During the first quarter of 2012, the Company recorded interest expense of $7,000 to write down the interest rate cap agreement to $0.

As of June 30, 2012 and December 31, 2011, the fair value of contingent consideration related to acquisitions since January 1, 2009 was $45.8 million and $51.7 million, respectively. The fair value of contingent consideration is derived using valuation techniques that incorporate unobservable inputs and are considered Level 3 items. We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. Estimates for fair value of contingent consideration primarily involve two inputs, which are i) the projections of the financial performance of the acquired practices that are used to calculate the amount of the payments and ii) the discount rates used to calculate the present value of future payments. Changes in either of these inputs will impact the estimated fair value of contingent consideration. At June 30, 2012 the discount rates ranged from 14.3 percent to 17.2 percent.

Note 11.	Fair Value of Financial Instruments (Continued)

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of June 30, 2012 (in thousands):

	Fair Value	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3

Liabilities:
Current portion of fair value of contingent consideration	$20,100	$—	$—	$20,100

Fair value of contingent consideration, net of current portion	$25,660	$—	$—	$25,660

The following is a roll-forward of the Company’s Level 3 fair value instruments for the six months ended June 30, 2012 (in thousands):

	Beginning Balance January 1, 2012	Total (Gains) / Losses Realized and Unrealized	Issuances	Settlements	Ending Balance June 30, 2012
Fair value of contingent consideration	$51,720	$3,008	$—	$(8,968)	$45,760

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

As of June 30, 2012 and December 31, 2011 the carrying amounts of cash, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value based on the short maturity of these instruments. As of June 30, 2012 and December 31, 2011 the fair value of the Company’s long-term debt was $316.7 million and $316.3 million, respectively. The Company uses quoted market prices and yields for the same or similar types of borrowings in active markets when available to determine the fair value of the Company’s debt. These fair values are considered Level 2 items.

Note 12.	Income Taxes

The Company is a Delaware limited liability company. For federal income tax purposes, the Company is treated as a partnership. Accordingly, the Company is generally not subject to income taxes and the income attributable to the limited liability company is distributed to the members in accordance with the terms of the operating agreement. However, certain of the Company’s subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The provision for income taxes for these subsidiaries is reflected in the Company’s condensed consolidated financial statements and includes federal and state taxes currently payable and changes in deferred tax assets and liabilities excluding the establishment of deferred tax assets and liabilities related to acquisitions.

The provision for federal and state taxes was $0.6 million and $1.4 million for the three months ended June 30, 2012 and 2011, respectively, and $0.1 million and $1.4 million for the respective six months ended June 30, 2012 and 2011. The decrease in the provision for the three and six month periods ended June 30, 2012, compared to the same periods in 2011 primarily relates to lower pretax book income at the Company’s subsidiaries which are structured as corporations.

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

The following tables present consolidating financial information as of June 30, 2012 and December 31, 2011 and for the three months and six months ended June 30, 2012 and 2011 for (i) Aurora Diagnostics Holdings, LLC, (ii) on a combined basis, the subsidiaries of the Company that are guarantors of the Company’s Senior Notes (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of the Company that are not guarantors of the Company’s Senior Notes (the “Non-Guarantor Subsidiaries”). For presentation in the following tables, Subsidiary Guarantors includes revenue and expenses and assets and liabilities for those subsidiaries directly or indirectly 100% owned by the Company, including those entities that have contractual arrangements with affiliated physician groups. Essentially, all property and equipment reflected in the accompanying consolidated balance sheets collateralize the Company’s debt. As such, as of June 30, 2012 and December 31, 2011, $4.3 million and $4.2 million, respectively, of property and equipment held by Non-Guarantor Subsidiaries is reflected under Subsidiary Guarantors in the following tables.

Note 13.	Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets (in thousands):

June 30, 2012	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current Assets
Cash and cash equivalents	$9,235	$—	$1,374	$—	$10,609
Accounts receivable, net	—	15,135	18,421	—	33,556
Prepaid expenses and other assets	1,399	1,392	862	—	3,653
Prepaid income taxes	—	624	1,410	—	2,034
Deferred tax assets	—	16	253	—	269

Total current assets	10,634	17,167	22,320	—	50,121

Property and equipment, net	2,145	10,168	—	—	12,313

Other Assets:
Intercompany receivable	401,046	—	—	(401,046)	—
Deferred debt issue costs, net	8,759	—	—	—	8,759
Deposits and other noncurrent assets	208	114	18	—	340
Deferred tax assets - noncurrent	—	—	3,035	—	3,035
Goodwill	—	232,542	149,967	—	382,509
Intangible assets, net	—	71,419	66,844	—	138,263

	410,013	304,075	219,864	(401,046)	532,906

	$422,792	$331,410	$242,184	$(401,046)	$595,340

Liabilities and Members’ Equity
Current Liabilities
Current portion of long-term debt	$2,847	$90	$—	$—	$2,937
Current portion of fair value of contingent consideration	—	12,380	7,720	—	20,100

Accounts payable and accrued expenses	6,980	3,250	4,050	—	14,280
Accrued compensation	4,016	3,900	3,084	—	11,000
Accrued interest	10,118	—	—	—	10,118

Total current liabilities	23,961	19,620	14,854	—	58,435

Intercompany payable	—	204,430	196,616	(401,046)	—
Long-term debt, net of current portion	313,346	264	—	—	313,610
Deferred tax liabilities, net	—	2,286	18,554	—	20,840
Fair value of contingent consideration, net of current portion	—	13,500	12,160	—	25,660
Other liabilities	1,041	—	—	—	1,041

Members’ Equity	84,444	91,310	—	—	175,754

	$422,792	$331,410	$242,184	$(401,046)	$595,340

Note 13.	Guarantor Subsidiaries (Continued)

December 31, 2011	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current Assets
Cash and cash equivalents	$14,303	$127	$1,832	$—	$16,262
Accounts receivable, net	—	16,319	18,906	—	35,225
Prepaid expenses and other assets	1,042	1,003	1,151	—	3,196
Prepaid income taxes	96	143	905	—	1,144
Deferred tax assets	—	16	253	—	269

Total current assets	15,441	17,608	23,047	—	56,096

Property and equipment, net	1,977	10,329	—	—	12,306

Other Assets:
Intercompany receivable	409,233	—	—	(409,233)	—
Deferred debt issue costs, net	9,944	—	—	—	9,944
Deferred tax assets - noncurrent	—	—	3,035	—	3,035
Deposits and other noncurrent assets	156	166	17	—	339
Goodwill	—	227,783	147,348	—	375,131
Intangible assets, net	—	77,937	72,175	—	150,112

	419,333	305,886	222,575	(409,233)	538,561

	$436,751	$333,823	$245,622	$(409,233)	$606,963

Liabilities and Members’ Equity
Current Liabilities
Current portion of long-term debt	$2,847	$63	$—	$—	$2,910
Current portion of fair value of contingent consideration	—	10,900	8,370	—	19,270
Accounts payable, accrued expenses and other current liabilities	7,875	3,035	3,742	—	14,652
Accrued compensation	4,722	3,947	3,708	—	12,377
Accrued interest	10,019	—	—	—	10,019

Total current liabilities	25,463	17,945	15,820	—	59,228

Intercompany payable	—	215,145	194,088	(409,233)	—
Long-term debt, net of current	313,206	146	—	—	313,352
Deferred tax liabilities	—	2,286	18,554	—	20,840
Fair value of contingent consideration, net of current portion	—	15,290	17,160	—	32,450
Other liabilities	1,203	—	—	—	1,203

Members’ Equity	96,879	83,011	—	—	179,890

	$436,751	$333,823	$245,622	$(409,233)	$606,963

Note 13.	Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Operations (in thousands):

For the Three Months Ended June 30, 2012	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Net revenue	$—	$41,050	$31,665	$72,715

Operating costs and expenses:
Cost of services	—	15,434	19,449	34,883
Selling, general and administrative expenses	4,845	7,716	5,585	18,146
Provision for doubtful accounts	—	2,849	2,087	4,936

Intangible asset amortization expense	—	3,155	2,665	5,820
Management fees	(3,986)	5,366	(637)	743
Impairment of goodwill and other intangible assets	—	1,091	—	1,091
Acquisition and business development costs	249	—	—	249
Change in fair value of contingent consideration	—	1,107	(346)	761

Total operating costs and expenses	1,108	36,718	28,803	66,629

Income (loss) from operations	(1,108)	4,332	2,862	6,086

Other (expense) income:
Interest expense	(5,651)	(168)	(2,299)	(8,118)
Other (expense) income	—	2	(1)	1

Total other expense, net	(5,651)	(166)	(2,300)	(8,117)

Income (loss) before income taxes	(6,759)	4,166	562	(2,031)

Provision (benefit) for income taxes	(5)	24	562	581

Net income (loss)	$(6,754)	$4,142	$—	$(2,612)

Note 13.	Guarantor Subsidiaries (Continued)

For the Three Months Ended June 30, 2011	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Net revenue	$—	$40,403	$27,493	$67,896

Operating costs and expenses:
Cost of services	—	13,582	16,087	29,669
Selling, general and administrative expenses	3,976	7,358	4,435	15,769
Provision for doubtful accounts	—	2,502	2,011	4,513

Intangible asset amortization expense	—	3,276	2,336	5,612
Management fees	(3,397)	4,607	(515)	695
Acquisition and business development costs	232	—	—	232
Change in fair value of contingent consideration	—	915	541	1,456

Total operating costs and expenses	811	32,240	24,895	57,946

Income (loss) from operations	(811)	8,163	2,598	9,950

Other expense:
Interest expense	(6,537)	(102)	(1,530)	(8,169)
Other expense	(3)	(57)	(1)	(61)

Total other expense	(6,540)	(159)	(1,531)	(8,230)

Income (loss) before income taxes	(7,351)	8,004	1,067	1,720

Provision for income taxes	23	309	1,067	1,399

Net income (loss)	$(7,374)	$7,695	$—	$321

Note 13.	Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Operations (in thousands):

For the Six Months Ended June 30, 2012	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Net revenue	$—	$80,858	$63,984	$144,842

Operating costs and expenses:
Cost of services	—	30,773	39,300	70,073
Selling, general and administrative expenses	9,718	15,358	10,791	35,867
Provision for doubtful accounts	—	5,406	4,269	9,675

Intangible asset amortization expense	—	6,309	5,331	11,640
Management fees	(8,388)	10,800	(940)	1,472
Impairment of goodwill and other intangible assets	—	1,091	—	1,091
Acquisition and business development costs	320	—	—	320
Change in fair value of contingent consideration	—	2,581	427	3,008

Total operating costs and expenses	1,650	72,318	59,178	133,146

Income (loss) from operations	(1,650)	8,540	4,806	11,696

Other (expense) income:
Interest expense	(11,345)	(336)	(4,600)	(16,281)
Other income	—	4	1	5

Total other expense, net	(11,345)	(332)	(4,599)	(16,276)

Income (loss) before income taxes	(12,995)	8,208	207	(4,580)

Provision (benefit) for income taxes	—	(91)	207	116

Net income (loss)	$(12,995)	$8,299	$—	$(4,696)

Note 13.	Guarantor Subsidiaries (Continued)

For the Six Months Ended June 30, 2011	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Net revenue	$—	$76,555	$53,915	$130,470

Operating costs and expenses:
Cost of services	—	26,447	32,399	58,846
Selling, general and administrative expenses	7,769	14,065	8,761	30,595
Provision for doubtful accounts	—	4,879	3,983	8,862

Intangible asset amortization expense	—	6,453	4,673	11,126
Management fees	(6,771)	8,565	(450)	1,344
Acquisition and business development costs	515	—	—	515
Change in fair value of contingent consideration	—	2,215	943	3,158

Total operating costs and expenses	1,513	62,624	50,309	114,446

Income (loss) from operations	(1,513)	13,931	3,606	16,024

Other expense:
Interest expense	(13,004)	(205)	(3,059)	(16,268)
Other expense	(3)	(42)	(1)	(46)

Total other expense	(13,007)	(247)	(3,060)	(16,314)

Income (loss) before income taxes	(14,520)	13,684	546	(290)

Provision for income taxes	42	764	546	1,352

Net income (loss)	$(14,562)	$12,920	$—	$(1,642)

Note 13.	Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows (in thousands):

For the Six Months Ended June 30, 2012	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Cash Flows From Operating Activities:
Net (loss) income	$(12,995)	$8,299	$—	$(4,696)
Adjustments to reconcile net loss to net cash provided by operating activities	2,128	11,933	5,757	19,818
Changes in assets and liabilities, net of effects of acquisitions	6,478	(10,754)	2,481	(1,795)

Net cash (used in) provided by operating activities	(4,389)	9,478	8,238	13,327
Net cash used in investing activities	(581)	(9,555)	(8,696)	(18,832)
Net cash used in financing activities	(98)	(50)	—	(148)

Net decrease in cash	(5,068)	(127)	(458)	(5,653)

Cash and cash equivalents, beginning of period	14,303	127	1,832	16,262

Cash and cash equivalents, end of period	$9,235	$—	$1,374	$10,609

For the Six Months Ended June 30, 2011	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Cash Flows From Operating Activities:
Net (loss) income	$(14,562)	$12,920	$—	$(1,642)
Adjustments to reconcile net (loss) income to net cash provided by operating activities	1,506	9,925	3,615	15,046
Changes in assets and liabilities, net of effects of acquisitions	9,903	1,989	2,484	14,376

Net cash (used in) provided by operating activities	(3,153)	24,834	6,099	27,780
Net cash used in investing activities	(59)	(24,366)	(5,731)	(30,156)
Net cash used in financing activities	(1,040)	(37)	—	(1,077)

Net increase (decrease) in cash	(4,252)	431	368	(3,453)

Cash and cash equivalents, beginning of period	38,513	228	1,200	39,941

Cash and cash equivalents, end of period	$34,261	$659	$1,568	$36,488

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). As an emerging growth company, we may take advantage of certain reduced reporting and other obligations generally applicable to public companies, including reduced disclosure about our executive compensation arrangements and exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting. In addition, we may take advantage of an extended transition period for complying with new or revised accounting standards under the JOBS Act. We have elected to take advantage of the benefits of this extended transition period. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

We expect to take advantage of one or more of these reduced reporting burdens in our future filings. If we do, the information that we provide may be different than what is available with respect to other public companies.

Recent Developments

Health Care Regulatory and Reimbursement Changes

In 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Affordability Reconciliation Act of 2010, or HCEARA. Together, the PPACA and HCEARA comprise a broad health care reform initiative. While this legislation did not adversely affect reimbursement for our anatomic pathology services, this legislation provides for two separate reductions in the reimbursement rates for our clinical laboratory services: a “productivity adjustment” (which was 1.2 percent for 2011), and an additional 1.75 percent reduction. Each of these would reduce the annual Consumer Price Index-based update that would otherwise determine our reimbursement for clinical laboratory services. For the year ended December 31, 2011, estimated Medicare revenue from clinical lab services was less than 6 percent of our total revenue. This legislation also provides for increases in the number of persons covered by public and private insurance programs in the U.S. On June 28, 2012, the US Supreme Court upheld the constitutionality of the health care reform law, with the exception of certain provisions dealing with the expansion of Medicaid coverage under the law; therefore, as a result of the Court’s decision, the various payment reductions detailed above continue in place. In addition to changes included in the health reform laws, the Middle Class Tax Relief and Job Creation Act of 2012, passed February 17, 2012, mandated an additional change in the reimbursement for clinical laboratory services. It requires CMS to rebase the fee schedule to effect an additional two percent reduction in clinical laboratory fees effective 2013.

On November 1, 2011, the Centers for Medicare & Medicaid Services (CMS) issued its 2012 Physician Fee Schedule Final Rule, which we refer to as the Final Rule. In the Final Rule, CMS instituted a reduction of approximately 27.4 percent in the conversion factor that is used to calculate physician reimbursement. This cut was scheduled to become effective as of January 1, 2012, however, on December 23, 2011, Congress took action to delay the implementation of these reductions through February 29, 2012. Once again, before that implementation delay expired on February 29, 2012, Congress passed legislation late in February that prevents the implementation of these scheduled reductions and continues current payment rates for an additional 10 months, through December 31, 2012. For the year ended December 31, 2011, revenue from Medicare’s Physician Fee Schedule, based upon cash collections, was approximately 25 percent of our total revenue.

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

Also, under Medicare regulations, we are sometimes required to bill other entities for the services that we provide. In 1999, Medicare announced a policy that applies to anatomic pathology specimens for hospital patients. This policy would require us and other independent laboratories to bill the technical component to the hospital and the professional component to Medicare for all anatomic pathology services that we provide to hospital patients. However, in 2000, the U.S. Congress prevented this policy from going into effect for all “covered hospitals,” which were those hospitals that had arrangements with independent laboratories in effect as of July 22, 1999, the date that CMS had first announced the policy. That “grandfather provision” was originally scheduled to be effective for two years, but it has been extended repeatedly by the U.S. Congress. However, in the recently passed Middle Class Tax Relief and Job Creation Act of 2012, Congress eliminated the grandfather provision beginning with dates of service of July 1, 2012. We estimate our annualized revenue associated with the “grandfather provision” is approximately $2.8 million. Beginning July 1, 2012 we expect that the fees that we will collect from these hospitals will be reduced by approximately $1.3 million.

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

On July 6, 2012, CMS issued its Proposed Physician Fee Schedule Rule for 2013, which projected an additional 27 percent cut in physician payments effective January 1, 2013, unless Congress takes action before the end of the year.

The Proposed Physician Fee Schedule Rule that was issued in July, 2012, also reviews CMS plans for new CPT Codes applicable to molecular diagnostics tests. In 2011, the AMA adopted over 100 analyte-specific codes for molecular diagnostic testing, which will replace the prior, more general methodology codes, which were billed on a “stacked” basis. CMS delayed implementing the new codes in 2012, but has stated that it plans to implement them for 2013. CMS explained that it has yet to decide whether to place the new molecular codes on the clinical laboratory fee schedule or on the Physician Fee Schedule and has sought input on this question from interested stakeholders. It also discussed its various options for pricing the new codes, once it determined which fee schedule was appropriate. These options include either cross-walking the new codes to the amounts paid under the earlier codes, referring the codes to the Medicare contractors to allow them to determine an appropriate price or utilizing information from the AMA’s RVS Update Committee. We do not know, at this time, what action CMS is likely to take, nor can we project the impact of its decisions on revenues.

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

On July 6, 2011, we adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan for the grant, from time to time, to eligible participants of options to purchase units of Aurora Holdings. During the six months ended June 30, 2012, we granted options to purchase 376,490 units to employees and options to purchase 20,000 units to a member of our Board of Managers. In connection with these grants, we reserved 396,490 units for issuance upon the future exercise of awards pursuant to the plan.

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

Results of Operations

The following table outlines our results of operations as a percentage of net revenue for the three month and six month periods ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net revenue	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of services	48.0%	43.7%	48.4%	45.1%
Selling, general and administrative expenses	25.0%	23.2%	24.8%	23.4%
Provision for doubtful accounts	6.8%	6.6%	6.7%	6.8%
Intangible asset amortization expense	8.0%	8.3%	8.0%	8.5%
Management fees	1.0%	1.0%	1.0%	1.0%
Impairment of goodwill and other intangible assets	1.5%	0.0%	0.8%	0.0%
Acquisition and business development costs	0.3%	0.3%	0.2%	0.4%
Change in fair value of contingent consideration	1.0%	2.1%	2.1%	2.4%

Total operating costs and expenses	91.6%	85.3%	91.9%	87.7%

Income from operations	8.4%	14.7%	8.1%	12.3%

Other income (expense):
Interest expense	-11.2%	-12.0%	-11.2%	-12.5%
Other income / (expense)	0.0%	-0.1%	0.0%	0.0%

Total other expense, net	-11.2%	-12.1%	-11.2%	-12.5%

Income (loss) before income taxes	-2.8%	2.5%	-3.1%	-0.2%

Provision for income taxes	0.8%	2.1%	0.1%	1.0%

Net income (loss)	-3.6%	0.5%	-3.2%	-1.3%

Our historical consolidated operating results do not reflect the results of operations of our acquisitions prior to the effective date of those acquisitions. As a result, our historical consolidated operating results may not be indicative of what our results of operations will be for future periods.

Comparison of the Three Months Ended June 30, 2012 and 2011

Net revenue

Net revenue increased approximately $4.8 million, or 7.1 percent, to $72.7 million for the quarter ended June 30, 2012, from $67.9 million for the quarter ended June 30, 2011. Organic revenue decreased approximately $2.4 million, or 3.5 percent, from $67.3 million to $64.9 million, while the acquisitions completed after January 1, 2011 added approximately $7.2 million of net revenue.

Total accessions grew by approximately 40,000, or 7.0 percent, to 602,000 for the quarter ended June 30, 2012, compared to 563,000 for the quarter ended June 30, 2011. Organic accessions declined by 12,000, or 2.1 percent, to 548,000 for the quarter ended June 30, 2012 compared to approximately 560,000 for the quarter ended June 30, 2011, driven primarily by declines in clinical lab testing, while the acquisitions completed after January 1, 2011 added approximately 54,000 accessions. The average revenue per accession for organic accessions for the quarter ended June 30, 2012 was approximately $118, down from $120 in the quarter ended June 30, 2011. The decrease in organic average revenue per accession compared to same quarter in 2011 was due primarily to a change in service mix.

We expect the average revenue per accession of our organic business to fluctuate primarily as the result of changes in service mix, including the conversion of more global fee arrangements to technical component (TC) or professional component (PC) arrangements and further growth in women’s health pathology services, which should result in an increase of the number of clinical tests. Women’s health services and clinical tests generally have lower revenue per accession and, therefore, may decrease slightly our average revenue per accession. In addition, our growth rates and average revenue per accession may be positively or negatively impacted by the reimbursement market and the service mix and average revenue per accession of acquisitions completed in the future.

For the quarters ended June 30, 2012 and 2011, our pathology diagnostic testing services accounted for substantially all of our revenue.

Cost of services

Cost of services increased approximately $5.2 million, or 17.6 percent, to $34.9 million for the quarter ended June 30, 2012 from $29.7 million for the quarter ended June 30, 2011. Of the total increase, $2.5 million related to the acquisitions completed after January 1, 2011 and the remaining $2.7 million related to our existing business. The increase in costs of services for our existing business included $1.9 million for higher wages and salaries and payroll related costs primarily related to increased headcount and physician compensation and $0.8 million for increased technical processing costs, particularly in molecular, histology and cytology, and labs supplies expense.

As a percentage of net revenue, cost of services was 48.0 percent and 43.7 percent for the quarters ended June 30, 2012 and 2011, respectively, and our gross margins were 52.0 percent and 56.3 percent for the quarters ended June 30, 2012 and 2011, respectively. We currently anticipate that our gross margin will decline due to a combination of lower average revenue per accession, contractual increases in pathologist compensation and replacement and higher costs and lower gross margins in our women’s health pathology services, including clinical tests. Cost of services and our related gross profit percentages may be positively or negatively impacted by the market, service mix and unit price dynamics of acquisitions completed in the future.

Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $2.3 million, or 15.1 percent, to $18.1 million for the quarter ended June 30, 2012 from $15.8 million for the quarter ended June 30, 2011. Of the total increase, $1.3 million related to acquisitions, $0.2 million related to the labs we have operated for two full comparable quarters and $0.8 million related to corporate expenses. Higher costs at our existing business were primarily for sales and marketing costs, including costs associated with client electronic medical records systems and interfaces. The increase in corporate selling, general and administrative costs primarily related to the addition of personnel in information technology (IT), marketing, finance and managed care to support growth, partially offset by lower expense related to our performance incentive programs for corporate staff. The increased corporate expenses also included $0.4 million of non-cash equity compensation expense for options granted under the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan adopted on July 6, 2011.

As a percentage of net revenue, selling, general and administrative expenses were 25.0 percent and 23.2 percent for the quarters ended June 30, 2012 and 2011, respectively. We expect to make additional investments in selling, general and administrative expenses in 2012, including the addition of field sales representatives and marketing personnel, managed care support and IT personnel. In addition, we expect accounting, legal, compliance and other related costs to increase due to public company costs, including compliance with the Sarbanes-Oxley Act, and costs to convert laboratory and billing systems.

Provision for doubtful accounts

Our provision for doubtful accounts increased approximately $0.4 million, or 9.4 percent, to $4.9 million for the quarter ended June 30, 2012, from $4.5 million for the quarter ended June 30, 2011. The increase in the provision for doubtful accounts primarily related to new business with higher bad debt experience at one of our labs. As a percentage of net revenue, the provision for doubtful accounts was 6.8 percent for the quarter ended June 30, 2012, compared to 6.6 percent for the quarter ended June 30, 2011. The provision for doubtful accounts for labs operated for full comparable quarters was 7.0 percent for the quarter ended June 30, 2012 compared to 6.7 percent for the quarter ended June 30, 2011.

We expect our consolidated provision for doubtful accounts to range between 6.5 percent and 7.5 percent in future. The Company’s consolidated provision for doubtful accounts could be positively or negatively impacted by the provision for doubtful accounts for laboratories that we acquire in the future.

Intangible asset amortization expense (Amortization)

Amortization expense increased to $5.8 million for the quarter ended June 30, 2012, from $5.6 million for the quarter ended June 30, 2011, as a result of increases in our amortizable intangible assets associated with the acquisitions completed after January 1, 2011, partially offset by lower amortization for impaired assets. We generally amortize our intangible assets over lives ranging from 4 to 18 years.

Management fees

Management fees amounted to approximately $0.7 million for both the quarter ended June 30, 2012 and the quarter ended June 30, 2011. Management fees are based on 1.0 percent of net revenue plus expenses.

Impairment of Goodwill and Other Intangible Assets

At June 30, 2012, we identified indications of impairment at one of our reporting units. Competitive pricing pressures at this location and significant erosion in its customer base have resulted in net losses at the reporting unit. We recorded a non-cash impairment expense of $1.1 million to write down the carrying value of goodwill by $0.9 million and the carrying value of intangible assets by $0.2 million.

As of June 30, 2012, we had goodwill and net intangible assets of $520.8 million. Many factors, including competition, general economic conditions, health care reform, third party payment patterns and industry consolidation, could have a negative impact on one or more of our reporting units. Therefore, we may experience additional impairment charges in future periods.

Acquisition and business development costs

Transaction costs associated with our completed acquisitions and business development costs related to our prospecting and unsuccessful acquisition activity amounted to approximately $0.2 million for both the quarter ended June 30, 2012 and the quarter ended June 30, 2011.

Change in fair value of contingent consideration

For the quarters ended June 30, 2012 and 2011, we recorded non-cash charges of $0.8 million and $1.5 million, respectively, to recognize increases in the estimated fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009. These increases relate to changes from the original estimate of the fair value, including numerous variables such as the discount rate, remaining pay out period and the projected performance for each acquisition.

Interest expense

Interest expense decreased approximately $0.1 million, or 0.6 percent, to $8.1 million for the quarter ended June 30, 2012, from $8.2 million for the quarter ended June 30, 2011. The decrease in interest expense was primarily due to a principal payment during the third quarter of 2011 on the subordinated note issued in connection with an acquisition in April 2007. In July 2012, we made the final principal payment under this subordinated note. For the quarter ended June 30, 2012 our average debt balance was $321.4 million at an effective rate of 10.2 percent, compared to an average debt balance of $320.3 million and an effective rate of 10.3 percent for the same period in 2011.

Provision for income taxes

We are a Delaware limited liability company for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Holdings in accordance with the terms of the Aurora Holdings LLC Agreement. We have made tax distributions to the members in amounts designed to provide such members with sufficient cash to pay taxes on their allocated income. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The provision for federal and state income taxes for these subsidiaries, as reflected in our condensed consolidated financial statements amounted to $0.6 million and $1.4 million for the quarters ended June 30, 2012 and 2011, respectively.

Comparison of the Six Months Ended June 30, 2012 and 2011

Net revenue

Net revenue increased approximately $14.3 million, or 11.0 percent, to $144.8 million for the six months ended June 30, 2012, from $130.5 million for the six months ended June 30, 2011. Organic revenue decreased approximately $0.2 million, or 0.1 percent, from $129.9 million to $129.7 million, while the acquisitions completed after January 1, 2011 added approximately $14.5 million of net revenue.

Total accessions grew by approximately 99,000 to 1,200,000 for the six months ended June 30, 2012, compared to 1,101,000 for the six months ended June 30, 2011. Organic accessions declined by 3,000, or 0.3 percent, to 1,096,000 for the six months ended June 30, 2012 compared to approximately 1,099,000 for the six months ended June 30, 2011. The reduction in accessions was driven by a decrease in clinical pathology accessions, which was partially offset by a 3.8 percent increase in anatomic pathology accessions. The average revenue per accession for organic accessions was approximately $118 for each of the six month periods ended June 30, in 2012 and 2011. The organic average revenue per accession for the six months ended June 30, 2012 reflected lower average revenue per accession for anatomic pathology with an offsetting impact from changes in service mix.

For the six months ended June 30, 2012 and 2011, our pathology diagnostic testing services accounted for substantially all of our revenue.

Cost of services

Cost of services increased approximately $11.3 million, or 19.1 percent, to $70.1 million for the six months ended June 30, 2012 from $58.8 million for the six months ended June 30, 2011. Of the total increase, $5.5 million related to the acquisitions completed after January 1, 2011 and the remaining $5.8 million related to our existing business. The increase in costs of services for our existing business included $3.6 million for higher wages and salaries and payroll related costs primarily related to increased headcount and physician compensation and $1.8 million for increased technical processing costs primarily related to growth in accessions, particularly in molecular, histology and cytology, and labs supplies expense. In addition, distribution costs increased by $0.4 million related primarily to additional courier routes for territory expansion.

As a percentage of net revenue, cost of services was 48.4 percent and 45.1 percent for the six months ended June 30, 2012 and 2011, respectively, and our gross margin was 51.6 percent and 54.9 percent for the six months ended June 30, 2012 and 2011, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $5.3 million, or 17.2 percent, to $35.9 million for the six months ended June 30, 2012 from $30.6 million for the six months ended June 30, 2011. Of the total increase, $2.5 million related to acquisitions, $0.9 million related to the labs we have operated for two full comparable six month periods and $1.9 million related to corporate expenses. Higher costs at our existing business were primarily for sales and marketing costs, including costs associated with client electronic medical records systems and interfaces. The increase in corporate selling, general and administrative costs primarily related to the addition of personnel in information technology (IT), marketing, finance and managed care to support growth, as well as severance, partially offset by lower expense related to our performance incentive programs for corporate staff. The increased corporate expenses also included $0.5 million of non-cash equity compensation expense for options granted under the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan adopted on July 6, 2011.

As a percentage of net revenue, selling, general and administrative expenses were 24.8 percent and 23.4 percent for the six months ended June 30, 2012 and 2011, respectively.

Provision for doubtful accounts

Our provision for doubtful accounts increased approximately $0.8 million, or 9.2 percent, to $9.7 million for the six months ended June 30, 2012, from $8.9 million for the six months ended June 30, 2011. The increase in the provision for doubtful accounts primarily related to revenue from the acquisitions completed after January 1, 2011. As a percentage of net revenue, the provision for doubtful accounts was 6.7 percent for the six months ended June 30, 2012 compared to 6.8 percent for the six months ended June 30, 2011. The provision for doubtful accounts for labs operated for full comparable six month periods was 6.9 percent for the six months ended June 30, 2012 compared to 6.8 percent for the six months ended June 30, 2011.

Intangible asset amortization expense (Amortization)

Amortization expense increased to $11.6 million for the six months ended June 30, 2012, from $11.1 million for the six months ended June 30, 2011 as a result of increases in our amortizable intangible assets associated with the acquisitions completed since January 1, 2011.

Management fees

Management fees increased approximately $0.2 million, or 9.5 percent, to $1.5 million for the six months ended June 30, 2012, compared to $1.3 million for the six months ended June 30, 2011. The increase relates to the increase in our net revenue. Management fees are based on 1.0 percent of net revenue plus expenses.

Impairment of Goodwill and Other Intangible Assets

At June 30, 2012, we identified indications of impairment at one of our reporting units. Competitive pricing pressures at this location and significant erosion in its customer base have resulted in net losses at the reporting unit. We recorded a non-cash impairment expense of $1.1 million to write down the carrying value of goodwill by $0.9 million and the carrying value of intangible assets by $0.2 million.

Acquisition and business development costs

Transaction costs associated with our completed acquisitions and business development costs related to our prospecting and unsuccessful acquisition activity amounted to $0.3 million for the six months ended June 30, 2012, compared to $0.5 million for the six months ended June 30, 2011. The lower acquisition and business development costs were related to reduce acquisitions activity.

Change in fair value of contingent consideration

For the six months ended June 30, 2012 and 2011, we recorded non-cash charges of $3.0 million and $3.2 million, respectively, to recognize increases in the estimated fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009. These increases relate to changes from the original estimate of the fair value, including numerous variables such as the discount rate, remaining pay out period and the projected performance for each acquisition.

Interest expense

Interest expense amounted to $16.3 million for each of the six month periods ended June 30, 2012 and 2011. For the six months ended June 30, 2012 our average debt balance was $321.6 million at an effective rate of 10.2 percent, compared to an average debt balance of $320.3 million and an effective rate of 10.2 percent for the same period in 2011.

Provision for income taxes

We are a Delaware limited liability company for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Holdings in accordance with the terms of the Aurora Holdings LLC Agreement. We have made tax distributions to the members in amounts designed to provide such members with sufficient cash to pay taxes on their allocated income. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The provision for federal and state income taxes for these subsidiaries, as reflected in our condensed consolidated financial statements amounted to $0.1 million and $1.4 million for the six months ended June 30, 2012 and 2011, respectively.

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

On December 20, 2010, in connection with the closing of our Senior Notes offering, we amended our senior secured credit facility and applied $129.0 million of the net proceeds that we received from the offering to repay $19.0 million in principal owed under our amended and restated Revolver and $110.0 million of the $224.4 million principal then owed under our amended and restated Term Loan. As of June 30, 2012, we had $114.4 million outstanding under the amended and restated Term Loan. As of June 30, 2012, we had no balance outstanding and $110.0 million available under the amended and restated Revolver.

On April 30, 2007, in conjunction with an acquisition transaction, we entered into a subordinated, unsecured contingent note with prior owners of one of our acquired practices. The payment amount is determined by the practice’s cumulative EBITDA over a five-year period, with a minimum payment not to be less than $15.0 million and a maximum payment not to exceed $30.0 million. Payment amounts include a 5.5 percent interest rate factor, and therefore we recorded the contingent note in the original purchase price at its minimum payment amount, discounted by the interest rate factor of 5.5 percent. The original discount of $2.2 million was amortized into interest expense over the term of the contingent note using the effective interest rate method. In July 2012, the Company made the final payment of $3.6 million under this unsecured contingent note.

Contingent consideration for acquisitions prior to January 1, 2009

In connection with the majority of our acquisitions, we have agreed to pay additional consideration annually over future periods of three to five years, based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. For acquisitions prior to January 1, 2009, we do not accrue contingent consideration obligations prior to the attainment of the objectives and the amount owed becomes fixed and determinable and is agreed to by the sellers. For the six months ended June 30, 2012 and 2011, we paid consideration under contingent notes of $7.7 million and $12.1 million, respectively, related to acquisitions prior to January 1, 2009, resulting in the recognition of additional goodwill.

Assuming the practices acquired prior to January 1, 2009 achieve future annual operating earnings consistent with the most recent annual periods for the respective practices, contingent note payments for these acquisitions prior to January 1, 2009 would be approximately $0.6 million for the remainder of 2012 and $7.7 million for 2013. As of June 30, 2012, assuming the practices acquired prior to January 1, 2009 achieve the cumulative maximum level of operating earnings stipulated over the full term of the agreement, the potential maximum principal amount of contingent consideration payable over the next two years is approximately $43.2 million. Lesser amounts will be paid for earnings below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. Any future payments of contingent consideration for acquisitions completed prior to January 1, 2009 would be accounted for as additional purchase price and increase goodwill.

Contingent consideration for acquisitions subsequent to January 1, 2009

We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. These estimates involve significant projections regarding future performance of the acquired practices. If actual future results differ significantly from current estimates, the actual payments for contingent consideration will differ correspondingly. As of June 30, 2012, the fair value of contingent consideration related to the 2009, 2010 and 2011 acquisitions was $45.8 million, representing the present value of approximately $54.5 million in estimated future payments over the next three to five years. For practices acquired since January 1, 2009, the potential maximum principal amount of contingent consideration payable over the next three to five years is $93.1 million. Lesser amounts will be paid for earnings below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. For the six months ended June 30, 2012 and 2011, we paid consideration under contingent notes of $9.0 million and $2.5 million, respectively, related to acquisitions completed since January 1, 2009. For acquisitions completed since January 1, 2009, future payments will be reflected in the change in the fair value of the contingent consideration.

Cash and Working Capital

As of June 30, 2012, we have cash and cash equivalents of $10.6 million. Our primary uses of cash are to fund our operations, service debt, including payments due under our contingent notes, make acquisitions and purchase property and equipment. Cash used to fund our operations excludes the impact of non-cash items, such as the allowance for doubtful accounts, depreciation, impairments of goodwill and other intangible assets, changes in the fair value of the contingent consideration and non-cash stock-based compensation, and is impacted by the timing of our payments of accounts payable and accrued expenses and collections of accounts receivable.

As of June 30, 2012, we had negative working capital of $8.3 million. We believe our current cash and cash equivalents, together with cash from operations and the amount available under our amended and restated Revolver, will be sufficient to fund our capital requirements through 2013.

Cash flows for operating activities

Net cash provided by operating activities during the six months ended June 30, 2012 was $13.3 million compared to net cash provided by operating activities of $27.8 million for the six months ended June 30, 2011. Net cash provided by operating activities for the six months ended June 30, 2012 reflected a net loss of $4.7 million and certain adjustments for non-cash items, including $14.0 million of depreciation and amortization, $1.2 million of amortization of original issue discount and debt issue costs, $0.5 million of equity compensation costs and non-cash charges of $3.0 million for the change in fair value of contingent consideration and $1.1 million for the impairment of goodwill and intangibles at one of our labs. Net cash used in operating activities for the six months ended June 30, 2012 also reflected increases and decreases in working capital, including a $1.7 million decrease in accounts receivable, a $0.5 million increase in prepaid expenses, a $0.9 million increase in prepaid income taxes, a $0.1 million increase in accrued interest primarily related to the interest payment on our Senior Notes, a $1.4 million decrease in accrued compensation and a $0.8 million decrease in accounts payable, accrued expenses and other current liabilities. As of June 30, 2012 our DSO (Days Sales Outstanding) was 42 days, which is down from 43 days as of December 31, 2011.

Cash flows for investing activities

Net cash used in investing activities during the six months ended June 30, 2012 was $18.8 million compared to $30.2 million during the six months ended June 30, 2011. Net cash used in investing activities during the six months ended June 30, 2012 consisted of $2.2 million of purchases of property and equipment and approximately $16.6 million for the payment of contingent notes, including $7.7 million related to acquisitions completed prior to January 1, 2009.

Cash flows for financing activities

Net cash used in financing activities for the six months ended June 30, 2012 was $0.1 million compared to $1.1 million for the six months ended June 30, 2011. For the six months ended June 30, 2012, we paid approximately $0.1 million of debt issue costs.

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

Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as a substitute for measures of our financial performance as determined in accordance with GAAP, such as net income and operating income. Because other companies may calculate Adjusted EBITDA differently than we do, Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA has other limitations as an analytical tool when compared to the use of net income, which we believe is the most directly comparable GAAP financial measure, including:

•	Adjusted EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Adjusted EBITDA does not reflect the interest expense we incur;

•	Adjusted EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Adjusted EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Adjusted EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012 (E)	2011 (E)	2012 (E)	2011 (E)

Net income (loss)	$(2,612)	$321	$(4,696)	$(1,642)
Interest expense, net	8,118	8,169	16,281	16,268
Income tax provision	581	1,399	116	1,352
Depreciation and amortization	7,017	6,635	14,007	13,068

EBITDA	13,104	16,524	25,708	29,046

Management fees (A)	743	695	1,472	1,344
Change in fair value of contingent consideration (B)	761	1,456	3,008	3,158
Other charges (C) (D)	1,723	293	1,923	561

Adjusted EBITDA, as defined	$16,331	$18,968	$32,111	$34,109

(A)	In accordance with our amended senior secured credit facility and the indenture governing our Senior Notes, management fees payable to affiliates are excluded from Adjusted EBITDA.
(B)	These charges are for the change during the period in the fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009, related to changes in numerous variables such as the discount rate, remaining pay out period and the projected performance for each acquisition.
(C)	During the quarter ended June 30 2012, we recorded a non-cash charge of $1.1 million related to the impairment of goodwill and other intangible assets.
(D)	Other charges include add-backs for equity based compensation and acquisition and business development costs as reported in our consolidated statements of operations.
(E)	Adjusted EBITDA for the three and six month periods ended June 30, 2011 excludes the results of operations of acquisitions completed in 2011 prior to their acquisition date. For purposes of calculating compliance ratios for our amended senior secured credit facility, Adjusted EBITDA for the three months and six months ended June 30, 2011 would have included approximately $1.7 million and $3.9 million, respectively, of additional Adjusted EBITDA related to operations of our 2011 acquisitions as if they were all acquired on January 1, 2011, and the add-back of certain other costs as permitted by the credit agreement.

For purposes of calculating compliance ratios for our amended senior secured credit facility, Adjusted EBITDA for the three months and six months ended June 30, 2012 would have also included an additional $0.6 million and $1.4 million, respectively, related to the add-back of certain costs as permitted by the credit agreement.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2012. Based on that evaluation, the principal executive officer and principal financial officer of the Company have concluded that, as of June 30, 2012, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are from time to time, involved in litigation that we consider to be ordinary and incidental to our business. We may be named in various claims, disputes, legal actions and other proceedings involving malpractice, employment and other matters. A negative outcome in certain of the ongoing litigation could harm our business, financial condition, liquidity or results of operations. Further, prolonged litigation, regardless of which party prevails, could be costly, divert management’s attention or result in increased costs of doing business. While the outcome of pending legal actions cannot be predicted with certainty, we believe the outcome of these proceedings will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith
**	Furnished herewith

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

AURORA DIAGNOSTICS HOLDINGS, LLC

Date: August 13, 2012	By:	/s/ Gregory A. Marsh
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