Form 10-Q
period 2012-09-30
AURORA DIAGNOSTICS HOLDINGS LLC
filed 2012-11-13
CIK 1367832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act).

- i -

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,721	$16,262
Accounts receivable, net	31,818	35,225
Prepaid expenses and other assets	3,340	3,196
Prepaid income taxes	2,526	1,144
Deferred tax assets	288	269

Total current assets	43,693	56,096

Property and equipment, net	11,415	12,306

Other Assets:
Deferred debt issue costs, net	8,234	9,944
Deposits and other noncurrent assets	297	339
Deferred tax assets - noncurrent	557	3,035
Goodwill	289,538	375,131
Intangible assets, net	110,873	150,112

	409,499	538,561

	$464,607	$606,963

Liabilities and Members’ Equity
Current Liabilities
Current portion of long-term debt	$102	$2,910
Current portion of fair value of contingent consideration	17,750	19,270
Accounts payable, accrued expenses and other current liabilities	12,281	14,652
Accrued compensation	8,633	12,377
Accrued interest	4,631	10,019

Total current liabilities	43,397	59,228

Long-term debt, net of current portion	319,715	313,352
Deferred tax liabilities, net	16,898	20,840
Fair value of contingent consideration, net of current portion	18,910	32,450
Other liabilities	960	1,203
Members’ Equity	64,727	179,890

	$464,607	$606,963

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2012 and 2011

Unaudited

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue	$69,384	$70,717	$211,234	$196,369

Operating costs and expenses:
Cost of services	34,039	31,905	101,453	87,535
Selling, general and administrative expenses	15,597	17,396	50,470	46,906
Provision for doubtful accounts	4,737	4,616	14,266	13,382
Intangible asset amortization expense	5,808	6,030	17,423	16,987
Management fees	717	749	2,190	2,093
Impairment of goodwill and other intangible assets	114,566	14,168	114,566	14,168
Write-off of public offering costs	—	4,445	—	4,445
Acquisition and business development costs	60	193	380	708
Change in fair value of contingent consideration	(2,738)	4,377	270	7,535

Total operating costs and expenses	172,786	83,879	301,018	193,759

Income (loss) from continuing operations	(103,402)	(13,162)	(89,784)	2,610

Other income (expense):
Interest expense	(8,170)	(8,364)	(24,451)	(24,632)
Other income (expense)	(26)	1	(22)	(43)

Total other expense, net	(8,196)	(8,363)	(24,473)	(24,675)

Loss from continuing operations before income taxes	(111,598)	(21,525)	(114,257)	(22,065)
Income tax benefit	(1,483)	(3,022)	(1,367)	(1,670)

Net loss from continuing operations	(110,115)	(18,503)	(112,890)	(20,395)

Discontinued operations:
Loss from operations	(267)	(10,493)	(2,189)	(10,243)
Loss on sale	(980)	—	(980)	—

Loss from discontinued operations	(1,247)	(10,493)	(3,169)	(10,243)
Net loss	$(111,362)	$(28,996)	$(116,059)	$(30,638)

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2012 and 2011

Unaudited

(in thousands)

	2012	2011
Cash Flows From Operating Activities
Net loss from continuing operations	$(112,890)	$(20,395)
Loss from discontinued operation	(3,169)	(10,243)

Net loss	(116,059)	(30,638)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,007	20,261
Amortization of deferred debt issue costs	1,580	1,496
Amortization of original issue discount on debt	215	214
Deferred income taxes	(1,483)	(6,659)
Equity compensation costs	853	1,039
Change in fair value of contingent consideration	270	7,535
Impairment of goodwill and other intangible assets	115,656	24,471
Write-off of public offering costs	—	4,445
Loss on sale of discontinued operation	980	—
Loss on disposal of property	25	46
Changes in assets and liabilities, net of working capital acquired in business combinations:
(Increase) decrease in:
Accounts receivable	2,874	(4,678)
Prepaid income taxes	(1,382)	1,397
Prepaid expenses	(347)	(591)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(2,147)	3,245
Accrued compensation	(3,649)	2,123
Accrued interest	(5,388)	3,921

Net cash provided by operating activities	13,005	27,627

Cash Flows From Investing Activities
Purchase of property and equipment	(3,028)	(4,443)
Increase in deposits and other noncurrent assets	42	21
Payment of contingent notes	(23,602)	(20,529)
Businesses acquired, net of cash acquired	—	(40,324)
Proceeds from sale of discontinued operation, net of transaction costs	9	—

Net cash used in investing activities	(26,579)	(65,275)

Cash Flows From Financing Activities
Payments of capitalized lease obligations	(91)	(53)
Repayments of subordinated notes payable	(2,840)	(2,688)
Net borrowings under revolver	8,000	7,000
Repayments under term loan facilities	(1,938)	—
Payment of debt issuance costs	(141)	(811)
Payment of public offering costs	—	(296)
Contributions from members	43	—

Net cash provided by financing activities	3,033	3,152

Net decrease in cash	(10,541)	(34,496)
Cash and cash equivalents, beginning	16,262	39,941

Cash and cash equivalents, ending	$5,721	$5,445

Condensed Consolidated Statements of Cash Flows (Continued)

Nine Months Ended September 30, 2012 and 2011

Unaudited

(in thousands)

	2012	2011
Supplemental Disclosures of Cash Flow Information
Cash interest payments	$27,914	$18,869

Cash tax payments, including member tax distributions	$1,746	$3,043

Supplemental Schedule of Noncash Investing and Financing Activities
Fair value of contingent consideration issued in acquisitions	$—	$20,510

Capital lease obligations	$210	$47

See Notes to Condensed Consolidated Financial Statements.

Note 1.	Nature of Business and Significant Accounting Policies

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

The accompanying consolidated balance sheet as of December 31, 2011, which was derived from the audited financial statements as of December 31, 2011 of Aurora Diagnostics Holdings, LLC, and the accompanying unaudited condensed consolidated financial statements as of and for the three month and nine month periods ended September 30, 2012 and September 30, 2011 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2012.

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

Discontinued Operation

On August 31, 2012, the Company sold one hundred percent of its equity in one of its subsidiaries. This discontinued operation, which was the Company’s largest clinical laboratory, had experienced declining revenue and increasing losses over the preceding quarters. The Company sold the subsidiary for $150,000 and incurred $141,000 of transaction related costs.

The following is a summary of the operating results of the discontinued operation for the three months and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012 (a)	2011	2012 (a)	2011
Discontinued operation:
Net revenue	$834	$2,067	$3,826	$6,884

Loss from operations (b)	$(267)	$(10,493)	$(2,189)	$(10,243)
Loss on sale	(980)	—	(980)	—

Net loss from discontinued operation	$(1,247)	$(10,493)	$(3,169)	$(10,243)

(a)	Operating results for the three months and nine months ended September 30, 2012 reflect operations through the date of sale, August 31, 2012.
(b)	The nine months ended September 30, 2012 reflect a $1.1 million impairment of goodwill and other intangible assets. The three and nine month periods ended September 30, 2011 reflect a $10.3 million impairment of goodwill and other intangible assets.

The following is a summary of the assets and liabilities of the discontinued operation transferred on August 31, 2012 (in thousands):

Assets
Accounts receivable, net	$533
Prepaid expenses	203
Property and equipment	544

Total assets transferred	$1,280

Liabilities
Accounts payable and accrued expenses	$196
Accrued compensation	95

Total liabilities transferred	$291

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

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income,” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” which defers the requirement within ASU 2011-05 to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements pending further deliberation by the FASB. These ASUs require retrospective application and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-05 effective January 1, 2012. The adoption of ASU 2011-05 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 220) — Disclosures About Offsetting Assets and Liabilities,” which creates new disclosure requirements about the nature of an entity’s rights of offset associated with its financial instruments and derivative instruments. ASU No. 2011-11 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We are currently evaluating the impact, if any, the adoption of ASU 2011-11 will have on our financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU 2012-02, “Intangibles — Goodwill and Other (Topic 220) — Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 allows an entity to first assess qualitative factors in determining whether events and circumstances indicate that it is more-likely-than not that an indefinite-lived intangible asset is impaired. If an entity determines that it is not more-likely-than not that the indefinite-lived intangible asset is impaired, then the entity is not required to perform a quantitative impairment test. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012, with earlier adoption permitted. We are currently evaluating the effects this standard will have on our financial position, results of operations or cash flows.

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

Contingent Consideration

In connection with its acquisitions, the Company has agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. For all acquisitions prior to January 1, 2009, the Company does not accrue contingent consideration obligations prior to the attainment of the objectives and the amount owed becomes fixed and determinable. The Company paid consideration under contingent notes related to acquisitions completed prior to January 1, 2009 of $0.6 and $0.6 million for the three months ended September 30, 2012 and 2011, respectively, and $8.3 million and $12.7 million for the nine months ended September 30, 2012 and 2011, respectively. The Company paid consideration under contingent notes related to acquisitions completed after January 1, 2009 of $6.4 million and $5.4 million for the three months ended September 30, 2012 and 2011, respectively, and $15.3 million and $7.9 million for the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, assuming the acquired practices achieve the maximum level of stipulated operating earnings, the maximum principal amount of contingent consideration payable over the next two years is approximately $42.6 million for acquisitions completed prior to January 1, 2009 and $86.7 million for acquisitions completed subsequent to January 1, 2009. A lesser amount will be paid if the practices’ earnings are below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. Any such payments in the future for acquisitions completed prior to January 1, 2009 would be accounted for as additional purchase price and increase goodwill. For acquisitions completed subsequent to January 1, 2009, future payments will be reflected in the change in the fair value of the contingent consideration. The total fair value of the contingent consideration reflected in the accompanying consolidated condensed balance sheets as of September 30, 2012 and December 31, 2011 is $36.7 million and $51.7 million, respectively.

Note 2.	Acquisitions (Continued)

Pro-forma information (unaudited)

The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the two acquisitions completed after January 1, 2011 for the three and nine months ended September 30, 2011, after giving effect to amortization, depreciation, interest, income tax, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 2011. Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2011 acquisitions and does not include operational or other changes which might have been effected by the Company. The unaudited pro forma information for the three and nine months ended September 30, 2011 presented below is for illustrative purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands):

	Pro Forma Three Months Ended September 30, 2011	Pro Forma Nine Months Ended September 30, 2011
Net revenue	$74,045	$215,793

Net loss	$(32,398)	$(32,595)

For the three and nine months ended September 30, 2012, the two acquisitions completed after January 1, 2011 contributed a total of $7.7 million and $22.8 million in net revenue, respectively, and $0.9 million and $2.1 million in net income, respectively, excluding intercompany charges eliminated in consolidation.

Note 3. Accounts Receivable

Accounts receivable consist of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Accounts receivable	$48,399	$52,747
Less: Allowance for doubtful accounts	(16,581)	(17,522)

Accounts receivable, net	$31,818	$35,225

Note 4. Goodwill and Intangible Assets

The following table presents adjustments to goodwill during the nine months ended September 30, 2012 and the year ended December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Goodwill, beginning of period	$375,131	$329,199
Acquisitions	—	52,480
Contingent notes*	8,272	12,654
Goodwill impairment	(93,865)	(19,202)

Goodwill, end of period	$289,538	$375,131

*	Related to acquisitions completed prior to January 1, 2009.

Note 4.	Goodwill and Intangible Assets (Continued)

For the three months ended September 30, 2012 and 2011, the Company recorded amortization expense of $5.8 million and $6.0 million, respectively, related to its intangible assets. For the nine months ended September 30, 2012 and 2011, the Company recorded amortization expense of $17.4 million and $17.0 million, respectively. The Company’s balances for intangible assets as of September 30, 2012 and December 31, 2011 and the related accumulated amortization are set forth in the table below (in thousands):

		Weighted Average Amortization Period (Years)	September 30, 2012
	Range (Years)		Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	5 – 10	8	$135,660	$(56,804)	$78,856
Health care facility agreements	4 – 18	11	34,060	(3,839)	30,221
Noncompete agreements	2 – 5	5	4,898	(3,102)	1,796

Total intangible assets			$174,618	$(63,745)	$110,873

		Weighted Average Amortization Period (Years)	December 31, 2011
	Range (Years)		Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	5 – 10	9	$152,249	$(50,736)	$101,513
Health care facility agreements	4 – 18	14	60,716	(14,631)	46,085
Noncompete agreements	4 – 5	5	5,678	(3,164)	2,514

Total intangible assets			$218,643	$(68,531)	$150,112

As of September 30, 2012, estimated future amortization expense is as follows (in thousands):

Year Ending December 31,
Remainder of 2012	$4,991
2013	19,721
2014	19,015
2015	18,677
2016	18,203
Thereafter	30,266

$110,873

Impairment of Goodwill and Other Intangible Assets

At June 30, 2012, the Company identified indications of impairment at one of its reporting units. Competitive pricing pressures at this location and significant erosion in its customer base have resulted in net losses at the reporting unit. The Company recorded a non-cash impairment charge of $1.1 million to write down the carrying value of goodwill by $0.9 million and the carrying value of intangible assets by $0.2 million. This impairment charge was included in the loss from discontinued operations.

2012 Impairment Testing

As of September 30, 2012, the Company performed qualitative analyses to assess the likelihood of impairment at its reporting units. The Company’s assessment considered various factors, including the results of the impairment analyses performed as of September 30, 2011, changes in the carrying amount of net assets since September 30, 2011, management’s expectations of future performance, historical financial results and trends, changes in interest rates and other market conditions and other factors affecting reporting unit fair values. The Company also considered each reporting unit’s performance in relation to previous projections, the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third party payor payments, and other publicly available information. Based on its assessment, the Company determined it was more likely than not that the fair value exceeded the carrying value for nine of its nineteen reporting units. For these nine reporting units the Company did not perform the two step impairment testing.

As of September 30, 2012, the Company tested goodwill and intangible assets for potential impairment and recorded a non-cash impairment expense of $114.6 million resulting from a write down of $93.0 million in the carrying value of goodwill and a write down of $21.6 million in the carrying value of intangible assets. The write down of the goodwill and intangible assets related to eight reporting units. Regarding these reporting units, the Company believes events occurred and circumstances changed that more likely than not reduced the fair value of the intangible assets and goodwill below their carrying amounts. These events during 2012 consisted primarily of the loss of hospital contracts or customer relationships present at the acquisition date. Additionally, the Company is recognizing lower revenue from certain other continuing relationships due to changes to client bill arrangements or the switch from global billing to either technical component (TC) or professional component (PC) only services. These factors, combined with higher operating costs, including higher pathologist compensation, resulted in slower projected revenue growth and growth in operating profit, which adversely affected the current year and expected future revenues and operating profit of the affected reporting units.

The following assumptions were made by management in determining the fair value of the reporting units and related intangibles as of September 30, 2012: (a) the discount rates ranged between 13.7% and 16.7%, based on relative size and perceived risk of the reporting unit; (b) an average compound annual growth rate (“CAGR”) of 3.9% during the five year forecast period; and (c) earnings before interest, taxes, depreciation, and amortization (“EBITDA”) with an average margin of failure of 38.6% at the reporting unit level. These assumptions are based on both the actual historical performance of the reporting units and management’s estimates of future performance of the reporting units.

In connection with the Company’s testing of goodwill and intangible assets as of September 30, 2012, one of the other reporting units was calculated to have a fair value that was 4% in excess of its carrying value. As of September 30, 2012, the Company had goodwill of $15.0 million recorded for this reporting unit. As noted above, assumptions were made regarding the revenue, operating expense, and anticipated economic and market conditions related to this reporting unit as part of the impairment analysis. Assumptions made regarding future operations involve significant uncertainty, particularly with regard to anticipated economic and market conditions that are beyond the control of the Company’s management. Potential events or circumstance that could negatively impact future performance include, but are not limited to, losses of customers, changes in regulations or reimbursement rates and increased internalization of diagnostic testing by clients.

On November 1, 2012, Centers for Medicare & Medicaid Services (CMS) issued its 2013 Medicare Fee Schedule, which included reductions of certain relative value units and geographic adjustment factors used to determine reimbursement for a number of the most commonly used pathology codes, including, the code used most by the Company. Additional changes were also made to other surgical pathology codes. Based on the Company’s current Medicare business mix, the Company’s management estimates the changes to the 2013 Fee Schedule, excluding any change in the conversion factor or reduction due to sequestration, would result in a reduction of annualized Medicare revenue of approximately $21 million. As a result, the Company will be testing for impairment of goodwill and other intangible assets in the quarter ending December 31, 2012.

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

As of September 30, 2011, the Company tested goodwill and intangible assets for potential impairment and recorded a non-cash impairment expense of $24.5 million, including $10.3 million related to the subsequently discontinued operation, resulting from a write down of $19.2 million in the carrying value of goodwill and a write down of $5.3 million in the carrying value of intangible assets. The write down of the goodwill and intangible assets related to three reporting units. Regarding these reporting units, the Company believes events occurred and circumstances changed that more likely than not reduced the fair value of the intangible assets and goodwill below their carrying amounts. These events during 2011 consisted primarily of the loss of certain customer relationships present at the acquisition date and generally slower projected revenue growth and growth in operating profit, which adversely affected the current year and expected future revenues and operating profit of the reporting unit. The calculated fair values for all of the Company’s other reporting units were substantially in excess of their carrying values.

The following assumptions were made by management in determining the fair value of the reporting units and related intangibles as of September 30, 2011: (a) the discount rates ranged between 11.4% and 18.4%, based on relative size and perceived risk of the reporting unit; (b) an average CAGR of 5.8% during the five year forecast period; and (c) EBITDA, with an average passing margin of 26.5% at the reporting unit level. These assumptions are based on both the actual historical performance of the reporting units and management’s estimates of future performance of the reporting units.

Note 5. Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other current liabilities as of September 30, 2012 and December 31, 2011 consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Accounts payable	$4,680	$5,617
Due to predecessor pension plan	1,194	1,194
Accrued management fees	702	742
Other accrued expenses	5,705	7,099

	$12,281	$14,652

Note 6. Long-Term Debt

On April 30, 2007, in conjunction with an acquisition transaction, the Company entered into a subordinated, unsecured contingent note with prior owners of one of the Company’s acquired practices. The payment amount was determined by the practice’s cumulative EBITDA over a five-year period, with a minimum payment of not less than $15.0 million and a maximum payment not to exceed $30.0 million. Payment amounts included a 5.5% interest rate factor, and therefore the Company recorded the contingent note in the original purchase price at its minimum payment amount, discounted by the interest rate factor of 5.5%. The original discount of $2.2 million was amortized into interest expense over the term of the contingent note using the interest method. The Company made the final payment of $3.6 million under this unsecured contingent note in the three months ended September 30, 2012.

Note 6.	Long-Term Debt (Continued)

On May 26, 2010, the Company entered into a $335.0 million credit facility with Barclays Bank PLC and certain other lenders. This credit facility, which is collateralized by substantially all of the Company’s assets and guaranteed by all of the Company’s subsidiaries, included a $225.0 million senior secured first lien term loan facility that matures May 2016. The credit facility also included a $110.0 million senior secured first lien revolving credit facility that matures May 2015, of which $50.0 million became available upon the closing of the new credit facility and $60.0 million became available on December 20, 2010, when the Company amended the credit facility and issued $200.0 million unsecured Senior Notes, as described below. The Company’s term loan facility bears interest, at the Company’s option, at a rate initially equal to the prime rate plus 3.25 percent per annum or LIBOR (subject to a floor of 2.00 percent) plus 4.25 percent per annum, or 6.25% as of September 30, 2012. In connection with the issuance of the $200.0 million unsecured Senior Notes, the Company’s credit facility was amended and restated December 20, 2010.

The credit facility, as amended December 20, 2010, requires the Company to comply on a quarterly basis with certain financial covenants, including a senior secured leverage ratio calculation that becomes more restrictive over time. Also, on an annual basis the Company must not exceed a specified maximum amount of consolidated capital expenditures. In addition, the term loan facility includes negative covenants restricting or limiting the Company’s ability to, without prior approval of the lenders, among other things, incur, assume or permit to exist additional indebtedness or guarantees; incur liens and engage in sale leaseback transactions; make loans and investments; declare dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and other business combinations; prepay, redeem or purchase certain indebtedness; amend or otherwise alter terms of its indebtedness; sell assets; enter into transactions with affiliates and alter the business it conducts. During the three months ended September 30, 2012 the Company repaid $1.9 million under the term loan facility, resulting in a balance outstanding as of September 30, 2012 of $112.5 million. As of September 30, 2012, the Company had a balance of $8.0 million outstanding and $102.0 million available under its revolving credit facility and was in compliance with all loan covenants.

On October 26, 2012, the Company entered into a second amendment to the credit facility, which became effective on October 29, 2012 after the payment of certain required fees and expenses. The second amendment provided for the elimination of the interest coverage ratio requirements and the adjustment of the senior secured leverage ratio requirements from 2.75:1.00 to 3.00:1.00 beginning with the fiscal quarter ending September 30, 2012. In connection with the second amendment, the Company elected to reduce the maximum amount available under the revolving credit facility from $110 million to $60 million.

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

Note 6.	Long-Term Debt (Continued)

Long-term debt consists of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Senior Notes	$200,000	$200,000
Term loan	112,500	114,438
Revolver	8,000	—
Subordinated unsecured contingent note dated April 30, 2007	—	2,840
Capital lease obligations	361	243

	320,861	317,521
Less:
Original issue discount, net	(1,044)	(1,259)
Current portion	(102)	(2,910)

Long-term debt, net of current portion	$319,715	$313,352

As of September 30, 2012, estimated future debt principal payments are as follows (in thousands):

Year Ending December 31,
Remainder of 2012	$34
2013	106
2014	94
2015	8,060
2016	112,554
Thereafter	200,013

$320,861

Note 7.	Related Party Transactions

Acquisition Target Consulting Agreement

On June 2, 2006, and as subsequently amended and restated on July 6, 2011, the Company and an entity owned by two members of the Company entered into a professional services agreement to provide certain acquisition target identification consulting services to the Company. In exchange for these services, the Company paid to the entity a monthly retainer of $23,000, plus reimbursable expenses. The entity also earned a success fee of $45,000 for each identified acquisition consummated by the Company. On August 28, 2012, the professional services agreement was amended and restated to provide a $12,000 monthly retainer. In addition, the entity also earns a success fee equal to $65,000 for each identified acquisition consummated by the Company. The entity also will be paid a fee of 8 percent of revenue for certain new business development efforts as outlined in the amended and restated agreement. The Company paid the entity a total of $0.1 million during each of the three month periods ended September 30, 2012 and 2011, and $0.3 million during each of the nine month periods ended September 30, 2012 and 2011. As of September 30, 2012 and December 31, 2011, the Company owed the entity $0 and $24,000, respectively, under this arrangement.

Management and Financial Advisory Agreement

On June 2, 2006, the Company, through its wholly-owned subsidiary, and two members of the Company entered into a management services agreement (the “Agreement”). On June 12, 2009 the Agreement was amended to substitute a new member for one of the original members. The Agreement calls for the members and their affiliates to provide certain financial and management advisory services in connection with the general business planning and forecasting and acquisition and divestiture strategies of the Company. In exchange for the services, the Company pays fees equal to 1.0% of revenues plus expenses to the members (“Management Fees”).

As of September 30, 2012 and December 31, 2011, $1.0 million and $1.5 million, respectively, of these Management Fees are reflected in accounts payable and accrued expenses in the accompanying consolidated balance sheets. The consolidated condensed statement of operations includes Management Fees of $0.7 million for each of the three month periods ended September 30, 2012 and 2011 and $2.2 million and $2.1 million for the respective nine months ended September 30, 2012 and 2011. The Company paid management fees of $1.2 million and $0.7 million during the three months ended September 30, 2012 and 2011, respectively, and $2.7 million and $1.9 million for the respective nine months ended September 30, 2012 and 2011.

Facilities Lease Agreements

The Company currently leases five of its facilities from entities owned by physician employees or affiliated physicians who are also former owners of the acquired practices. The leases provide for monthly aggregate base payments of approximately $86,000 and expire in December 2012, December 2013, April 2017, December 2019, and October 2020. Rent paid to the related entities was $0.3 million for each of the three month periods ended September 30, 2012 and 2011, and $0.8 million for each of the nine month periods ended September 30, 2012 and 2011.

Note 8.	Members’ Equity

Prior to April 1, 2011, the Company had multiple classes of membership interests, including A, A-1, B, C, X, D-1, D-2 and D-3 units. Effective as of April 1, 2011, Aurora Holdings amended and restated its operating agreement in order to reclassify its existing limited liability company units as a single class consisting of 23,549,812 units. The reclassification did not result in a material change in the unit holders’ ownership of the Company on a fully-diluted basis.

During the first quarter of 2012 certain members made contributions to the Company totaling $43,000.

Note 9.	Equity-Based Compensation

During the nine months ended September 30, 2012, the Company granted options to purchase 396,490 units to employees and directors under the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan. The Company reserved the equivalent number of units for issuance upon the future exercise of awards pursuant to the plan. The weighted average fair value of these options was $4.43. During the nine months ended September 30, 2012 options to purchase 537,619 units were cancelled. Out of the total 1,790,000 options outstanding as of September 30, 2012, 436,009 were vested and 1,353,991 were unvested.

The options vest annually on each anniversary of the grant date and are being amortized over the vesting periods through May 10, 2017. The Company valued the options using the Black-Scholes method with weighted average assumptions of 36% for volatility, 6.5 years for expected life and 1.3% for the risk free interest rate. Selling, general and administrative expenses included equity compensation expense of $0.3 million and $0.9 million for the three months and nine months ended September 30, 2012, respectively, and $1.0 million for the three months and nine months ended September 30, 2011. As of September 30, 2012, the total remaining unamortized equity compensation cost was approximately $4.8 million.

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

During 2011, the Company received claims of overpayments from one payor for a total of $1.6 million. The Company intends to vigorously defend against this asserted claim; however, at this time, the ultimate outcome cannot be determined and the Company cannot reasonably estimate a potential loss in the event that its defense is unsuccessful.

Contingent Notes

As discussed in Note 2, in connection with certain of its acquisitions, the Company agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. The computation of the annual operating earnings is subject to review and approval by sellers prior to payment. In the event there is a dispute, the Company will pay the undisputed amount and then take reasonable efforts to resolve the dispute with the sellers. If the sellers are successful in asserting their dispute additional payments could be made in future periods. In connection with one of the Company’s contingent notes, the sellers have asserted an additional $1.6 million is owed by the Company. The Company’s management believes its computations are correct, however, at this time cannot predict the outcome of this matter.

Note 10.	Commitments and Contingencies (Continued)

As of September 30, 2012, the total maximum future payments for contingent consideration issued in acquisitions was $42.6 million for acquisitions completed prior to January 1, 2009 and $86.7 million for acquisitions completed since January 1, 2009. Lesser amounts will be paid for earnings below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. Any future payments of contingent consideration will be accounted for as additional purchase price and increase goodwill for acquisitions completed prior to January 1, 2009 or, for acquisitions completed since January 1, 2009, will be reflected in the change in the fair value of the contingent consideration. As of September 30, 2012, the fair value of contingent consideration related to acquisitions completed since January 1, 2009 was $36.7 million.

Purchase Obligation

In March 2011, the Company entered into a five year non-cancelable commitment to purchase reagents and other laboratory supplies. Under this agreement, the Company must purchase approximately $0.8 million annually of reagents and other laboratory supplies through March 2016. Through September 30, 2012, the Company made purchases of approximately $1.3 million under the obligation. At September 30, 2012, the approximate total remaining purchase commitment is approximately $2.6 million.

In connection with the commitment, the vendor provided the Company with lab testing equipment, to which the Company will receive title upon fulfillment of its purchase obligations under the commitment. The company recorded the equipment and a corresponding obligation under purchase commitment for the fair market value of the equipment of $1.4 million. The remaining obligation under this purchase commitment included in other liabilities in the accompanying condensed consolidated balance sheets was $1.0 million and $1.2 million as of September 30, 2012 and December 31, 2011, respectively.

Note 11.	Fair Value of Financial Instruments

Recurring Fair Value Measurements

The Company’s interest rate cap agreement, which was entered into in September 2010 and expired in September 2012, was included in deposits and other noncurrent assets at its fair value of approximately $7,000 as of December 31, 2011. The fair value of the interest rate cap was estimated by obtaining quotations from the financial institution that is a counter-party to the instrument. The LIBOR rate is observable at commonly quoted intervals over the term of these derivatives and they are therefore considered Level 2 items. The fair value is an estimate of the net amount that the Company would have to pay or would receive on that date if the agreements were canceled or transferred to other parties. During the first quarter of 2012, the Company recorded interest expense of $7,000 to write down the interest rate cap agreement to $0. During the nine months ended September 30, 2011, the Company recorded interest expense of $0.2 million for the change in fair value of the interest rate cap agreement.

As of September 30, 2012 and December 31, 2011, the fair value of contingent consideration related to acquisitions since January 1, 2009 was $36.7 million and $51.7 million, respectively. The fair value of contingent consideration is derived using valuation techniques that incorporate unobservable inputs and are considered Level 3 items. We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. Estimates for fair value of contingent consideration primarily involve two inputs, which are (i) the projections of the financial performance of the acquired practices that are used to calculate the amount of the payments and (ii) the discount rates used to calculate the present value of future payments. Changes in either of these inputs will impact the estimated fair value of contingent consideration. At September 30, 2012 the discount rates ranged from 13.1 percent to 17.0 percent.

Note 11.	Fair Value of Financial Instruments (Continued)

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of September 30, 2012 (in thousands):

	Fair Value	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Current portion of fair value of contingent Consideration	$17,750	$—	$—	$17,750

Fair value of contingent consideration, net of current portion	$18,910	$—	$—	$18,910

The following is a roll-forward of the Company’s Level 3 fair value instruments for the nine months ended September 30, 2012 (in thousands):

	Beginning Balance January 1, 2012	Total (Gains) / Losses Realized and Unrealized	Issuances	Settlements	Ending Balance September 30, 2012
Fair value of contingent consideration	$51,720	$270	$—	$(15,330)	$36,660

Non-Recurring Fair Value Measurements

Certain assets that are measured at fair value on a non-recurring basis, including property and equipment and intangible assets, are adjusted to fair value only when the carrying values are greater than their fair values. The Company completed its annual impairment evaluations as of September 30, 2012 and recorded a write-off of goodwill and intangibles to reflect the then current estimated fair value of the impaired reporting units. The fair value was derived with fair value models utilizing unobservable inputs that therefore are considered Level 3 items.

As of September 30, 2012 and December 31, 2011 the carrying amounts of cash, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value based on the short maturity of these instruments. As of September 30, 2012 and December 31, 2011 the fair value of the Company’s long-term debt was $322.2 million and $316.3 million, respectively. The Company uses quoted market prices and yields for the same or similar types of borrowings in active markets when available to determine the fair value of the Company’s debt. These fair values are considered Level 2 items.

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

The benefit for federal and state taxes was $1.5 million and $3.0 million for the three months ended September 30, 2012 and 2011, respectively, and $1.4 million and $1.7 million for the respective nine months ended September 30, 2012 and 2011. The decrease in the provision for the three and nine month periods ended September 30, 2012, compared to the same periods in 2011 primarily relates to a $3.0 million valuation allowance recorded during three months ended September 30, 2012, as well as the lower pretax book income at the Company’s subsidiaries which are structured as corporations.

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

The following tables present consolidating financial information as of September 30, 2012 and December 31, 2011 and for the three months and nine months ended September 30, 2012 and 2011 for (i) Aurora Diagnostics Holdings, LLC, (ii) on a combined basis, the subsidiaries of the Company that are guarantors of the Company’s Senior Notes (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of the Company that are not guarantors of the Company’s Senior Notes (the “Non-Guarantor Subsidiaries”). For presentation in the following tables, Subsidiary Guarantors includes revenue and expenses and assets and liabilities for those subsidiaries directly or indirectly 100% owned by the Company, including those entities that have contractual arrangements with affiliated physician groups. Essentially, all property and equipment reflected in the accompanying consolidated balance sheets collateralize the Company’s debt. As such, as of September 30, 2012 and December 31, 2011, $4.1 million and $4.2 million, respectively, of property and equipment held by Non-Guarantor Subsidiaries is reflected under Subsidiary Guarantors in the following tables.

Note 14.	Guarantor Subsidiaries (Continued)

Condensed Consolidating Balance Sheets (in thousands):

September 30, 2012	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current Assets
Cash and cash equivalents	$4,525	$—	$1,196	$—	$5,721
Accounts receivable, net	—	13,781	18,037	—	31,818
Prepaid expenses and other assets	1,541	1,005	794	—	3,340
Prepaid income taxes	—	1,026	1,500	—	2,526
Deferred tax assets	—	16	272	—	288

Total current assets	6,066	15,828	21,799	—	43,693

Property and equipment, net	2,069	9,346	—	—	11,415

Other Assets:
Intercompany receivable	386,484	—	—	(386,484)	—
Deferred debt issue costs, net	8,234	—	—	—	8,234
Deposits and other noncurrent assets	162	116	19	—	297
Deferred tax assets - noncurrent	—	—	557	—	557
Goodwill	—	199,403	90,135	—	289,538
Intangible assets, net	—	65,237	45,636	—	110,873

	394,880	264,756	136,347	(386,484)	409,499

	$403,015	$289,930	$158,146	$(386,484)	$464,607

Liabilities and Members’ Equity
Current Liabilities
Current portion of long-term debt	$7	$95	$—	$—	$102
Current portion of fair value of contingent consideration	—	11,650	6,100	—	17,750
Accounts payable and accrued expenses	6,749	1,964	3,568	—	12,281
Accrued compensation	3,842	2,366	2,425	—	8,633
Accrued interest	4,631	—	—	—	4,631

Total current liabilities	15,229	16,075	12,093	—	43,397

Intercompany payable	—	265,630	120,854	(386,484)	—

Long-term debt, net of current portion	319,478	237	—	—	319,715
Deferred tax liabilities, net	—	2,899	13,999	—	16,898
Fair value of contingent consideration, net of current portion	—	7,710	11,200	—	18,910
Other liabilities	960	—	—	—	960
Members’ Equity	67,348	(2,621)	—	—	64,727

	$403,015	$289,930	$158,146	$(386,484)	$464,607

Note 14. Guarantor Subsidiaries (Continued)

December 31, 2011	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current Assets
Cash and cash equivalents	$14,303	$127	$1,832	$—	$16,262
Accounts receivable, net	—	16,319	18,906	—	35,225
Prepaid expenses and other assets	1,042	1,003	1,151	—	3,196
Prepaid income taxes	96	143	905	—	1,144
Deferred tax assets	—	16	253	—	269

Total current assets	15,441	17,608	23,047	—	56,096

Property and equipment, net	1,977	10,329	—	—	12,306

Other Assets:
Intercompany receivable	409,233	—	—	(409,233)	—
Deferred debt issue costs, net	9,944	—	—	—	9,944
Deferred tax assets - noncurrent	—	—	3,035	—	3,035
Deposits and other noncurrent assets	156	166	17	—	339
Goodwill	—	227,783	147,348	—	375,131
Intangible assets, net	—	77,937	72,175	—	150,112

	419,333	305,886	222,575	(409,233)	538,561

	$436,751	$333,823	$245,622	$(409,233)	$606,963

Liabilities and Members’ Equity
Current Liabilities
Current portion of long-term debt	$2,847	$63	$—	$—	$2,910
Current portion of fair value of contingent consideration	—	10,900	8,370	—	19,270
Accounts payable, accrued expenses and other current liabilities	7,875	3,035	3,742	—	14,652
Accrued compensation	4,722	3,947	3,708	—	12,377
Accrued interest	10,019	—	—	—	10,019

Total current liabilities	25,463	17,945	15,820	—	59,228
Intercompany payable	—	215,145	194,088	(409,233)	—
Long-term debt, net of current	313,206	146	—	—	313,352
Deferred tax liabilities	—	2,286	18,554	—	20,840
Fair value of contingent consideration, net of current portion	—	15,290	17,160	—	32,450
Other liabilities	1,203	—	—	—	1,203
Members’ Equity	96,879	83,011	—	—	179,890

	$436,751	$333,823	$245,622	$(409,233)	$606,963

Note 14. Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Operations (in thousands):

For the Three Months Ended September 30, 2012	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Net revenue	$—	$38,204	$31,180	$69,384

Operating costs and expenses:
Cost of services	—	13,909	20,130	34,039
Selling, general and administrative expenses	3,751	6,653	5,193	15,597
Provision for doubtful accounts	—	2,903	1,834	4,737
Intangible asset amortization expense	—	3,142	2,666	5,808
Management fees	73,306	2,052	(74,641)	717
Impairment of goodwill and other intangible assets	—	36,190	78,376	114,566
Acquisition and business development costs	60	—	—	60
Change in fair value of contingent consideration	—	(158)	(2,580)	(2,738)

Total operating costs and expenses	77,117	64,691	30,978	172,786

Income (loss) from continuing operations	(77,117)	(26,487)	202	(103,402)

Other (expense) income:
Interest expense	(5,704)	(167)	(2,299)	(8,170)
Other income (expense)	1	(27)		(26)

Total other expense, net	(5,703)	(194)	(2,299)	(8,196)

Loss from continuing operations before income taxes	(82,820)	(26,681)	(2,097)	(111,598)
Income tax provision (benefit)	—	614	(2,097)	(1,483)

Net loss from continuing operations	(82,820)	(27,295)	—	(110,115)
Discontinued operations:
Loss from operations	—	(267)	—	(267)
Loss on sale	—	(980)	—	(980)

Loss from discontinued operation	—	(1,247)	—	(1,247)

Net loss	$(82,820)	$(28,542)	$—	$(111,362)

Note 14. Guarantor Subsidiaries (Continued)

For the Three Months Ended September 30, 2011	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Net revenue	$—	$39,318	$31,399	$70,717

Operating costs and expenses:
Cost of services	—	13,435	18,470	31,905
Selling, general and administrative expenses	5,745	6,699	4,952	17,396
Provision for doubtful accounts	—	2,492	2,124	4,616
Intangible asset amortization expense	—	3,380	2,650	6,030
Management fees	(4,451)	16,144	(10,944)	749
Impairment of goodwill and other intangible assets	—	2,310	11,858	14,168
Write-off of public offering costs	4,445	—	—	4,445
Acquisition and business development costs	193	—	—	193
Change in fair value of contingent consideration	—	2,887	1,490	4,377

Total operating costs and expenses	5,932	47,347	30,600	83,879

Income (loss) from continuing operations	(5,932)	(8,029)	799	(13,162)

Other (expense) income:
Interest expense	(4,220)	(287)	(3,857)	(8,364)
Other income (expense)	—	—	1	1

Total other expense, net	(4,220)	(287)	(3,856)	(8,363)

Loss from continuing operations before income taxes	(10,152)	(8,316)	(3,057)	(21,525)
Income tax provision (benefit)	—	35	(3,057)	(3,022)

Net loss from continuing operations	(10,152)	(8,351)	—	(18,503)
Discontinued operations:
Loss from operations	—	(10,493)	—	(10,493)

Loss from discontinued operation	—	(10,493)	—	(10,493)

Net loss	$(10,152)	$(18,844)	$—	$(28,996)

Note 14. Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Operations (in thousands):

For the Nine Months Ended September 30, 2012	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Net revenue	$—	$116,071	$95,163	$211,234

Operating costs and expenses:
Cost of services	—	42,037	59,416	101,453
Selling, general and administrative expenses	13,469	21,017	15,984	50,470
Provision for doubtful accounts	—	8,037	6,229	14,266
Intangible asset amortization expense	—	9,427	7,996	17,423
Management fees	70,459	7,425	(75,694)	2,190
Impairment of goodwill and other intangible assets	—	36,190	78,376	114,566
Acquisition and business development costs	380	—	—	380
Change in fair value of contingent consideration	—	2,423	(2,153)	270

Total operating costs and expenses	84,308	126,556	90,154	301,018

Income (loss) from continuing operations	(84,308)	(10,485)	5,009	(89,784)

Other (expense) income:
Interest expense	(17,049)	(503)	(6,899)	(24,451)
Other income (expense)	1	(24)	1	(22)

Total other expense, net	(17,048)	(527)	(6,898)	(24,473)

Loss from continuing operations before income taxes	(101,356)	(11,012)	(1,889)	(114,257)
Income tax provision (benefit)	—	522	(1,889)	(1,367)

Net loss from continuing operations	(101,356)	(11,534)	—	(112,890)
Discontinued operations:
Loss from operations	—	(2,189)	—	(2,189)
Loss on sale	—	(980)	—	(980)

Loss from discontinued operation	—	(3,169)	—	(3,169)

Net loss	$(101,356)	$(14,703)	$—	$(116,059)

Note 14. Guarantor Subsidiaries (Continued)

For the Nine Months Ended September 30, 2011	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Net revenue	$—	$111,055	$85,314	$196,369

Operating costs and expenses:
Cost of services	—	36,666	50,869	87,535
Selling, general and administrative expenses	13,514	19,679	13,713	46,906
Provision for doubtful accounts	—	7,275	6,107	13,382
Intangible asset amortization expense	—	9,664	7,323	16,987
Management fees	(11,222)	24,709	(11,394)	2,093
Impairment of goodwill and other intangible assets	—	2,310	11,858	14,168
Write-off of public offering costs	4,445	—	—	4,445
Acquisition and business development costs	708	—	—	708
Change in fair value of contingent consideration	—	5,102	2,433	7,535

Total operating costs and expenses	7,445	105,405	80,909	193,759

Income (loss) from continuing operations	(7,445)	5,650	4,405	2,610

Other expense:
Interest expense	(17,224)	(492)	(6,916)	(24,632)
Other expense	(3)	(40)	—	(43)

Total other expense	(17,227)	(532)	(6,916)	(24,675)

Income (loss) from continuing operations before income taxes	(24,672)	5,118	(2,511)	(22,065)
Income tax provision (benefit)	42	799	(2,511)	(1,670)

Net income (loss) from continuing operations	(24,714)	4,319	—	(20,395)
Discontinued operations:
Loss from operations	—	(10,243)	—	(10,243)

Loss from discontinued operation	—	(10,243)	—	(10,243)
Net loss	$(24,714)	$(5,924)	$—	$(30,638)

Note 14. Guarantor Subsidiaries (Continued)

Condensed Consolidating Statements of Cash Flows (in thousands):

For the Nine Months Ended September 30, 2012	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Cash Flows From Operating Activities:
Net loss from continuing operations	$(101,356)	$(11,534)	$—	$(112,890)
Net loss from discontinued operation	—	(3,169)	—	(3,169)

Net loss	(101,356)	(14,703)	—	(116,059)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	3,286	53,695	82,122	139,103
Changes in assets and liabilities, net of effects of acquisitions	85,847	(21,824)	(74,062)	(10,039)

Net cash (used in) provided by operating activities	(12,223)	17,168	8,060	13,005
Net cash used in investing activities	(679)	(17,204)	(8,696)	(26,579)
Net cash provided by (used in) financing activities	3,124	(91)	—	3,033

Net decrease in cash	(9,778)	(127)	(636)	(10,541)
Cash and cash equivalents, beginning of period	14,303	127	1,832	16,262

Cash and cash equivalents, end of period	$4,525	$—	$1,196	$5,721

For the Nine Months Ended September 30, 2011	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Cash Flows From Operating Activities:
Net loss from continuing operations	$(24,714)	$4,319	$—	$(20,395)
Net loss from discontinued operation	—	(10,243)	—	(10,243)

Net loss	$(24,714)	$(5,924)	$—	$(30,638)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	7,824	29,430	15,594	52,848
Changes in assets and liabilities, net of effects of acquisitions	(20,462)	8,865	17,014	5,417

Net cash (used in) provided by operating activities	(37,352)	32,371	32,608	27,627
Net cash used in investing activities	(735)	(32,442)	(32,098)	(65,275)
Net cash provided by (used in) financing activities	3,205	(53)	—	3,152

Net increase (decrease) in cash	(34,882)	(124)	510	(34,496)
Cash and cash equivalents, beginning of period	38,513	228	1,200	39,941

Cash and cash equivalents, end of period	$3,631	$104	$1,710	$5,445

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Recent Developments

Health Care Regulatory and Reimbursement Changes

On November 1, 2012, the Centers for Medicare & Medicaid Services (CMS) issued its 2013 Physician Fee Schedule, which we refer to as the 2013 Fee Schedule. In the 2013 Fee Schedule, CMS called for a reduction of approximately 26.5 percent in the conversion factor that is used to calculate physician reimbursement. This cut is scheduled to become effective as of January 1, 2013, unless Congress acts to delay it. In the past Congress has acted to delay the implementation of similar cuts, and it is likely to consider such legislation again before the end of the year, although there is no assurance, what action, if any, it will take. For the year ended December 31, 2011, revenue from Medicare’s Physician Fee Schedule, based upon cash collections, was approximately 25 percent of our total revenue.

In addition, the 2013 Fee Schedule included the reduction of certain relative value units and geographic adjustment factors used to determine reimbursement for a number of our most commonly used pathology codes, including the components of code 88305, our most common code. In particular, the 2013 Fee Schedule implements a 52 percent reduction in the technical component of code 88305 and a 2 percent increase in the professional component of code 88305. These changes in the components of code 88305 result in a blended reduction of the global code 88305 of approximately 33 percent. Additional changes were also made to other surgical pathology codes. Based on our current Medicare business mix, we estimate the changes to the 2013 Fee Schedule, excluding any change in the conversion factor or reduction due to sequestration, would result in a reduction of our annualized Medicare revenue of approximately $21 million.

The 2013 Fee Schedule also establishes new coding rules for pathological examination of prostate biopsies, which is a service that we routinely provide. Based on this coding change, the laboratory’s payment will vary depending on how many biopsies the physician sends for examination from an individual patient. When a laboratory does surgical pathology on ten or more prostate biopsies from a patient, that service will be paid for under a new bundled payment code, rather than as individual procedures. If nine or fewer services are performed, then the services can still be billed individually. This bundled payment will be lower than the payment would be if the services were billed individually. We do not expect that this change will have a material negative impact on our revenue.

The 2013 Fee Schedule also explains CMS’ plans for new CPT Codes applicable to molecular diagnostics tests. In 2011, the AMA adopted over 100 analyte-specific codes for molecular diagnostic testing, which will replace the prior, more general methodology codes, which were billed on a “stacked” basis. CMS delayed implementing the new codes in 2012, but has stated that it plans to implement them for 2013. CMS explained that it decided to keep the new molecular codes on the Clinical Laboratory Fee Schedule (CLFS), rather than move them to the Physician Fee Schedule as some stakeholders had urged, and gap fill them, by referring the codes to the Medicare contractors to allow them to determine an appropriate price. We do not know, at this time, what action CMS is likely to take, nor can we project the impact of its decisions on revenues.

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

On July 6, 2011, we adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan for the grant, from time to time, to eligible participants of options to purchase units of Aurora Holdings. During the nine months ended September 30, 2012, we granted options to purchase 376,490 units to employees and options to purchase 20,000 units to a member of our Board of Managers. In connection with these grants, we reserved 396,490 units for issuance upon the future exercise of awards pursuant to the plan.

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

As a result of the acquisitions completed in 2011, certain changes in our consolidated results of operations and financial position discussed below relate to acquisitions.

Discontinued Operation

On August 31, 2012, we sold one hundred percent of our equity in one of our subsidiaries. This discontinued operation, which was our largest clinical laboratory, had experienced declining revenue and increasing losses over the preceding quarters. All comparisons that follow exclude the results of our discontinued operation.

Results of Operations

The following table outlines our results of operations as a percentage of net revenue for the three month and nine month periods ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of services	49.1%	45.1%	48.0%	44.6%
Selling, general and administrative expenses	22.5%	24.6%	23.9%	23.9%
Provision for doubtful accounts	6.8%	6.5%	6.8%	6.8%
Intangible asset amortization expense	8.4%	8.5%	8.2%	8.7%
Management fees	1.0%	1.1%	1.0%	1.1%
Impairment of goodwill and other intangible assets	165.1%	20.0%	54.2%	7.2%
Write-off of public offering costs	0.0%	6.3%	0.0%	2.3%
Acquisition and business development costs	0.1%	0.3%	0.2%	0.4%
Change in fair value of contingent consideration	-3.9%	6.2%	0.1%	3.8%

Total operating costs and expenses	249.0%	118.6%	142.5%	98.7%

Income (loss) from operations	-149.0%	-18.6%	-42.5%	1.3%

Other income (expense):
Interest expense	-11.8%	-11.8%	-11.6%	-12.5%
Other income / (expense)	0.0%	0.0%	0.0%	0.0%

Total other expense, net	-11.8%	-11.8%	-11.6%	-12.5%

Loss from continuing operations before income taxes	-160.8%	-30.4%	-54.1%	-11.2%
Income tax benefit	-2.1%	-4.3%	-0.6%	-0.9%

Net loss from continuing operations	-158.7%	-26.2%	-53.4%	-10.4%
Discontinued operations:
Loss from operations	-0.4%	-14.8%	-1.0%	-5.2%
Loss on sale	-1.4%	0.0%	-0.5%	0.0%

Loss from discontinued operations	-1.8%	-14.8%	-1.5%	-5.2%
Net Loss	-160.5%	-41.0%	-54.9%	-15.6%

Our historical consolidated operating results do not reflect the results of operations of our acquisitions prior to the effective date of those acquisitions. As a result, our historical consolidated operating results may not be indicative of what our results of operations will be for future periods.

Comparison of the Three Months Ended September 30, 2012 and 2011

Net revenue

Net revenue decreased approximately $1.3 million, or 1.9 percent, to $69.4 million for the quarter ended September 30, 2012, from $70.7 million for the quarter ended September 30, 2011. Organic revenue decreased approximately $3.7 million, or 5.4 percent, from $67.9 million to $64.2 million, while the August 2011 acquisition contributed approximately $2.4 million higher net revenue.

Total accessions for continuing operations grew by approximately 9,100, or 1.7 percent, to 543,400 for the quarter ended September 30, 2012, compared to 534,300 for the quarter ended September 30, 2011. Organic accessions declined by 5,700, or 1.1 percent, to 506,200 for the quarter ended September 30, 2012 compared to approximately 511,800 for the quarter ended September 30, 2011. The average revenue per accession for organic labs for the quarter ended September 30, 2012 was approximately $127, down from $133 in the quarter ended September 30, 2011. The decrease in organic net revenue and average revenue per accession compared to same quarter in 2011 was due primarily to a change in service mix and Medicare reductions, including the reduction from the grandfather provision rule change.

Based on our current Medicare business, we estimate the changes to the 2013 Fee Schedule, assuming no change in the conversion factor, will result in a reduction of our annualized Medicare revenue of approximately $21 million. Furthermore, we expect the average revenue per accession of our organic business to fluctuate primarily as the result of changes in service mix, including the conversion of more global fee arrangements to technical component (TC) or professional component (PC) arrangements and further growth in women’s health pathology services, which should result in an increase of the number of clinical tests. Women’s health services and clinical tests generally have lower revenue per accession and, therefore, may further decrease our average revenue per accession. In addition, our growth rates and average revenue per accession may be positively or negatively impacted by the reimbursement market, our service mix and the average revenue per accession of acquisitions completed in the future.

For the quarters ended September 30, 2012 and 2011, our pathology diagnostic testing services accounted for substantially all of our revenue.

Cost of services

Cost of services increased approximately $2.1 million, or 6.7 percent, to $34.0 million for the quarter ended September 30, 2012 from $31.9 million for the quarter ended September 30, 2011. Of the total increase, $0.7 million related to the August 2011 acquisition and the remaining $1.4 million related to our existing business. The increase in costs of services for our existing business included $0.9 million for higher wages and salaries and payroll related costs primarily related to physician compensation and $0.6 million for increased technical processing costs.

As a percentage of net revenue, cost of services was 49.1 percent and 45.1 percent for the quarters ended September 30, 2012 and 2011, respectively, and our gross margins were 50.9 percent and 54.9 percent for the quarters ended September 30, 2012 and 2011, respectively. We currently anticipate that our gross margin will decline due to a combination of lower average revenue per accession, contractual increases in pathologist compensation and replacement, and higher costs and lower gross margins in our women’s health pathology services, including clinical tests. Cost of services and our related gross profit percentages may be positively or negatively impacted by the market, service mix and the average revenue per accession of acquisitions completed in the future.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased approximately $1.8 million, or 10.3 percent, to $15.6 million for the quarter ended September 30, 2012 from $17.4 million for the quarter ended September 30, 2011. The decrease resulted from the reduction in expenses of $2.0 million for our corporate operations and $0.3 million for labs we have operated for two full comparable quarters, partially offset by the addition of $0.5 million of expenses as a result of our August 2011 acquisition. The reduction in expenses at our organic labs was primarily related to lower bonus expense, partially offset by higher sales and marketing costs, including costs associated with client electronic medical records systems and interfaces. The decrease in corporate selling, general and administrative costs primarily related to lower severance and expense related to our performance incentive programs for corporate staff, as well as $0.7 million lower equity compensation costs.

As a percentage of net revenue, selling, general and administrative expenses were 22.5 percent and 24.6 percent for the quarters ended September 30, 2012 and 2011, respectively.

Provision for doubtful accounts

Our provision for doubtful accounts increased approximately $0.1 million, or 2.6 percent, to $4.7 million for the quarter ended September 30, 2012, from $4.6 million for the quarter ended September 30, 2011. The increase in the provision for doubtful accounts primarily related to our August 2011 acquisition. As a percentage of net revenue, the provision for doubtful accounts was 6.8 percent for the quarter ended September 30, 2012, compared to 6.5 percent for the quarter ended September 30, 2011. The provision for doubtful accounts for labs operated for full comparable quarters was 7.0 percent for the quarter ended September 30, 2012 compared to 6.6 percent for the quarter ended September 30, 2011.

We expect our consolidated provision for doubtful accounts to range between 6.5 percent and 7.5 percent in future. The Company’s consolidated provision for doubtful accounts could be positively or negatively impacted by the provision for doubtful accounts for laboratories that we acquire in the future.

Intangible asset amortization expense (Amortization)

Amortization expense decreased to $5.8 million for the quarter ended September 30, 2012, from $6.0 million for the quarter ended September 30, 2011, as a result of lower amortization for assets impaired at September 30, 2011, partially offset by amortizable intangible assets associated with our August 2011 acquisition. We generally amortize our intangible assets over lives ranging from 2 to 18 years.

Management fees

Management fees amounted to approximately $0.7 million for each of the quarters ended September 30, 2012 and September 30, 2011. Management fees are based on 1.0 percent of net revenue plus expenses.

Impairment of Goodwill and Other Intangible Assets

As of September 30, 2012, we tested goodwill and intangible assets for potential impairment and recorded a non-cash impairment charge of $114.6 million resulting from a write down of $93.0 million in the carrying value of goodwill and a write down of $21.6 million in the carrying value of intangible assets. The write down of the goodwill and intangible assets related to eight of our nineteen reporting units. The impairments at these reporting units were primarily the result of the loss of hospital contracts and/or customer relationships present at the acquisition date. Additionally, we are recognizing lower revenue from certain of our continuing customer relationships due to changes to client bill arrangements or the switch from global billing to billing only technical component (TC) or professional component (PC) services. These factors, combined with higher operating costs, including higher pathologist compensation, resulted in slower projected revenue growth and growth in operating profit, which adversely affected the current year and expected future revenues and operating profit of the affected reporting units.

As of September 30, 2012, we had goodwill and net intangible assets of $400.4 million. Many factors, including competition, general economic conditions, health care reform, third party and government reimbursement rates and industry consolidation, could have a negative impact on one or more of our reporting units. Therefore, we may experience additional non-cash impairment charges in future periods. As a result of changes in Medicare reimbursement rates in the 2013 Fee Schedule issued by CMS on November 1, 2012, we will be testing for impairment of goodwill and other intangible assets in the quarter ending December 31, 2012.

Write-off of public offering costs

During the quarter ended September 30, 2011, we decided to delay the completion of our initial public offering. As a result, we recognized a non-cash charge of $4.4 million to write off the previously deferred offering costs.

Acquisition and business development costs

Transaction costs associated with our completed acquisitions and business development costs related to our prospecting and unsuccessful acquisition activity decreased to approximately $60,000 for the quarter ended September 30, 2012, compared to $0.2 million for the quarter ended September 30, 2011, as a result of reduced acquisition activity.

Change in fair value of contingent consideration

For the quarter ended September 30, 2012, we recorded a non-cash benefit of $2.7 million, and for the quarter ended September 30, 2011, we recorded a non-cash charge of $4.4 million, related to changes in the estimated fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009. These changes in the fair value relate to revisions in our projections to reflect recent results, as well as other variables such as the discount rate and actual payments made.

Interest expense

Interest expense decreased approximately $0.2 million, or 2.3 percent, to $8.2 million for the quarter ended September 30, 2012, from $8.4 million for the quarter ended September 30, 2011. The decrease in interest expense was primarily due to a $1.9 million principal repayment on our term loan during the third quarter of 2012. For the quarter ended September 30, 2012, our average debt balance was $323.4 million at an effective rate of 10.2 percent, compared to an average debt balance of $327.3 million and an effective rate of 10.4 percent for the same period in 2011.

Provision for income taxes

We are a Delaware limited liability company for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Holdings in accordance with the terms of the Aurora Holdings LLC Agreement. We have made tax distributions to the members in amounts designed to provide such members with sufficient cash to pay taxes on their allocated income. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The benefit from federal and state income taxes for these subsidiaries, as reflected in our condensed consolidated financial statements amounted to $1.5 million and $3.0 million for the quarters ended September 30, 2012 and 2011, respectively.

Discontinued Operations and Loss on Sale of Subsidiary

On August 31, 2012, we sold one hundred percent of our equity in one of our subsidiaries. The subsidiary, which was our largest clinical laboratory, had experienced declining revenue and increasing operating losses over the preceding quarters. In connection with the sale, we received proceeds of approximately $0.1 million from the sale of the subsidiary, incurred approximately $0.1 million of transaction related costs and recognized a loss on the sale of $1.0 million.

Operating results for our discontinued operation for the three months ended September 30, 2012 reflect operations through the date of sale, August 31, 2012. The loss from operations of our discontinued operation amounted to $0.3 million for the quarter ended September 30, 2012, compared to $10.5 million for the quarter ended September 30, 2011. The three months ended September 30, 2011 reflect a $10.3 million impairment of goodwill and other intangible assets related to our discontinued operation.

Comparison of the Nine Months Ended September 30, 2012 and 2011

Net revenue

Net revenue increased approximately $14.8 million, or 7.6 percent, to $211.2 million for the nine months ended September 30, 2012, from $196.4 million for the nine months ended September 30, 2011. The acquisitions completed after January 1, 2011 contributed approximately $17.2 million higher net revenue, while organic revenue decreased approximately $2.4 million, or 1.2 percent, from $190.8 million to $188.4 million.

Total accessions for continuing operations grew by approximately 161,000 to 1,642,800 for the nine months ended September 30, 2012, compared to 1,481,800 for the nine months ended September 30, 2011. Organic accessions increased by 42,700, or 3.0 percent, to 1,486,500 for the nine months ended September 30, 2012 compared to 1,443,800 for the nine months ended September 30, 2011. The increase in organic accessions was driven primarily by an increase in anatomic pathology accessions. The average revenue per accession for organic labs decreased to approximately $127 for the nine month periods ended September 30, 2012, down from $132 in the same period in 2011, primarily due to a change in service mix and Medicare reductions, including the reduction from the elimination of the grandfather provision rule change.

For the nine months ended September 30, 2012 and 2011, our pathology diagnostic testing services accounted for substantially all of our revenue.

Cost of services

Cost of services increased approximately $13.9 million, or 15.9 percent, to $101.5 million for the nine months ended September 30, 2012 from $87.5 million for the nine months ended September 30, 2011. Of the total increase, $6.2 million related to the acquisitions completed after January 1, 2011 and the remaining $7.7 million related to our existing business. The increase in costs of services for our organic business included $4.8 million for higher wages and salaries and payroll related costs primarily related to increased headcount and physician compensation and $2.7 million for increased technical processing costs and labs supplies expense. In addition, distribution costs increased by $0.5 million related primarily to additional courier routes for territory expansion.

As a percentage of net revenue, cost of services was 48.0 percent and 44.6 percent for the nine months ended September 30, 2012 and 2011, respectively, and our gross margin was 52.0 percent and 55.4 percent for the nine months ended September 30, 2012 and 2011, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $3.6 million, or 7.6 percent, to $50.5 million for the nine months ended September 30, 2012 from $46.9 million for the nine months ended September 30, 2011. Of the total increase, $3.0 million related to acquisitions completed after January 1, 2011 and $0.6 million related to the labs we have operated for comparable nine month periods. Higher costs at our organic businesses were primarily for sales and marketing costs, including costs associated with client electronic medical records systems and interfaces. Selling, general and administrative costs for corporate operations reflected higher payroll costs for the addition of personnel in information technology (IT), marketing, finance and managed care to support growth, offset by lower severance costs, expense related to our performance incentive programs for corporate staff and equity compensation costs.

As a percentage of net revenue, selling, general and administrative expenses were 23.9 percent for both of the nine month periods ended September 30, 2012 and 2011.

Provision for doubtful accounts

Our provision for doubtful accounts increased approximately $0.9 million, or 6.6 percent, to $14.3 million for the nine months ended September 30, 2012, from $13.4 million for the nine months ended September 30, 2011. The increase in the provision for doubtful accounts primarily related to revenue from the acquisitions completed after January 1, 2011. As a percentage of net revenue, the provision for doubtful accounts was 6.8 percent for both of the nine month periods ended September 30, 2012 and 2011. The provision for doubtful accounts for labs operated for full comparable nine month periods was 7.0 percent for the nine months ended September 30, 2012 compared to 6.9 percent for the nine months ended September 30, 2011.

Intangible asset amortization expense (Amortization)

Amortization expense increased to $17.4 million for the nine months ended September 30, 2012, from $17.0 million for the nine months ended September 30, 2011 as a result of increases in our amortizable intangible assets associated with the acquisitions completed since January 1, 2011, partially offset as a result of lower amortization for assets impaired at September 30, 2011.

Management fees

Management fees increased approximately $0.1 million, or 4.6 percent, to $2.2 million for the nine months ended September 30, 2012, compared to $2.1 million for the nine months ended September 30, 2011. The increase relates to the increase in our net revenue, including revenue from our discontinued lab operation sold on August 31, 2012. Management fees are based on 1.0 percent of net revenue plus expenses.

Impairment of Goodwill and Other Intangible Assets

At June 30, 2012, we identified indications of impairment at one of our reporting units. Competitive pricing pressures at this location and significant erosion in its customer base have resulted in net losses at the reporting unit. We anticipated the reporting unit would continue to be unprofitable for the foreseeable future. We tested goodwill and intangible assets for potential impairment at this reporting unit and recorded a non-cash impairment expense of $1.1 million to write down the carrying value of goodwill by $0.9 million and the carrying value of intangible assets by $0.2 million. This impairment charge was included in the loss from discontinued operations.

As of September 30, 2012, we tested goodwill and intangible assets for potential impairment and recorded a non-cash impairment expense of $114.6 million resulting from a write down of $93.0 million in the carrying value of goodwill and a write down of $21.6 million in the carrying value of intangible assets. The write down of the goodwill and intangible assets related to eight of our nineteen reporting units. The impairments at these reporting units were primarily the result of the loss of hospital contracts or customer relationships present at the acquisition date. Additionally, we are recognizing lower revenue from certain other continuing relationships due to changes to client bill arrangements or the switch from global billing to billing only technical component (TC) or professional component (PC) services. These factors, combined with higher operating costs, including higher pathologist compensation, resulted in slower projected revenue growth and growth in operating profit, which adversely affected the current year and expected future revenues and operating profit of the affected reporting units.

Write-off of public offering costs

During the quarter ended September 30, 2011, we decided to delay the completion of our initial public offering. As a result, we recognized a non-cash charge of $4.4 million to write off the previously deferred offering costs.

Acquisition and business development costs

Transaction costs associated with our completed acquisitions and business development costs related to our prospecting and unsuccessful acquisition activity amounted to $0.4 million for the nine months ended September 30, 2012, compared to $0.7 million for the nine months ended September 30, 2011. The lower acquisition and business development costs related to reduced acquisition activity.

Change in fair value of contingent consideration

For the nine months ended September 30, 2012 and 2011, we recorded non-cash charges of $0.3 million and $7.5 million, respectively, to recognize changes in the estimated fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009. These changes in the fair value relate to revisions in our projections to reflect recent results, as well as other variables such as the discount rate and actual payments made.

Interest expense

Interest expense amounted to $24.5 million for each of the nine month periods ended September 30, 2012, compared to $24.6 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012 our average debt balance was $322.2 million at an effective rate of 10.1 percent, compared to an average debt balance of $322.7 million and an effective rate of 10.2 percent for the same period in 2011.

Provision for income taxes

We are a Delaware limited liability company for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Holdings in accordance with the terms of the Aurora Holdings LLC Agreement. We have made tax distributions to the members in amounts designed to provide such members with sufficient cash to pay taxes on their allocated income. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The benefit for federal and state income taxes for these subsidiaries, as reflected in our condensed consolidated financial statements amounted to $1.4 million and $1.7 million for the nine months ended September 30, 2012 and 2011, respectively.

Discontinued Operations and Loss on Sale of Subsidiary

On August 31, 2012, we sold one hundred percent of our equity in one of our subsidiaries. The subsidiary, which was our largest clinical laboratory, had generated declining revenue and increasing losses over the preceding quarters. In connection with the sale, we received net proceeds of approximately $0.1 million from the sale of the subsidiary, incurred approximately $0.1 million of transaction related costs and recognized a loss on the sale of $1.0 million.

Operating results for our discontinued operation for the nine months ended September 30, 2012 reflect operations through the date of sale, August 31, 2012. The loss from operations of our discontinued operation amounted to $2.2 million for the nine months ended September 30, 2012, including a $1.1 million goodwill and intangible assets impairment charge related to our discontinued operation. The loss from operations of our discontinued operation amounted to $10.2 million for the nine months ended September 30, 2011, including a $10.3 million goodwill and intangible asset impairment charge related to our discontinued operation.

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

On December 20, 2010, in connection with the closing of our Senior Notes offering, we amended our senior secured credit facility and applied $129.0 million of the net proceeds that we received from the offering to repay $19.0 million in principal owed under our amended and restated Revolver and $110.0 million of the $224.4 million principal then owed under our amended and restated Term Loan. During the quarter ended September 30, 2012 we repaid $1.9 million under the amended and restated Term Loan, resulting in a balance outstanding as of September 30, 2012 of $112.5 million. As of September 30, 2012, we had $8.0 million outstanding and $102.0 million available under the amended and restated Revolver and were in compliance with all loan covenants.

On October 26, 2012, we entered into a second amendment to the credit facility, which became effective on October 29, 2012 after the payment of certain required fees and expenses. The second amendment provides for the elimination of the interest coverage ratio requirements and the adjustment of the senior secured leverage ratio requirements from 2.75:1.00 to 3.00:1.00 beginning with the fiscal quarter ending September 30, 2012. In connection with the second amendment, we elected to reduce the maximum amount available under the revolving credit facility from $110 million to $60 million.

On April 30, 2007, in conjunction with an acquisition transaction, we entered into a subordinated, unsecured contingent note with prior owners of one of our acquired practices. The payment amount was determined by the practice’s cumulative EBITDA over a five-year period, with a minimum payment of not less than $15.0 million and a maximum payment not to exceed $30.0 million. Payment amounts included a 5.5 percent interest rate factor, and therefore we recorded the contingent note in the original purchase price at its minimum payment amount, discounted by the interest rate factor of 5.5 percent. The original discount of $2.2 million was amortized into interest expense over the term of the contingent note using the effective interest rate method. In July 2012, the Company made the final payment of $3.6 million under this unsecured contingent note.

Contingent consideration for acquisitions prior to January 1, 2009

In connection with the majority of our acquisitions, we have agreed to pay additional consideration annually over future periods of three to five years, based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. For acquisitions prior to January 1, 2009, we do not accrue contingent consideration obligations prior to the attainment of the objectives and the amount owed becomes fixed and determinable and is agreed to by the sellers. For the nine months ended September 30, 2012 and 2011, we paid consideration under contingent notes of $8.3 million and $12.7 million, respectively, related to acquisitions prior to January 1, 2009, resulting in the recognition of additional goodwill.

Assuming the practices acquired prior to January 1, 2009 achieve future annual operating earnings consistent with the Company’s current projections, contingent note payments for these acquisitions prior to January 1, 2009 would be between $2.0 million and $4.0 million for 2013. As of September 30, 2012, assuming the practices acquired prior to January 1, 2009 achieve the cumulative maximum level of operating earnings stipulated over the full term of the agreement, the potential maximum principal amount of contingent consideration payable over the next year is approximately $42.6 million. Lesser amounts will be paid for earnings below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. Any future payments of contingent consideration for acquisitions completed prior to January 1, 2009 would be accounted for as additional purchase price and increase goodwill.

Contingent consideration for acquisitions subsequent to January 1, 2009

We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. These estimates involve significant projections regarding future performance of the acquired practices. If actual future results differ significantly from current estimates, the actual payments for contingent consideration will differ correspondingly. As of September 30, 2012, the fair value of contingent consideration related to the 2009, 2010 and 2011 acquisitions was $36.7 million, representing the present value of approximately $43.0 million in estimated future payments over the next three to five years. For practices acquired since January 1, 2009, the potential maximum principal amount of contingent consideration payable over the next three to five years is $86.7 million. Lesser amounts will be paid for earnings below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. For the nine months ended September 30, 2012 and 2011, we paid consideration under contingent notes of $15.3 million and $7.9 million, respectively, related to acquisitions completed since January 1, 2009. For acquisitions completed since January 1, 2009, future payments will be reflected in the change in the fair value of the contingent consideration.

Cash and Working Capital

As of September 30, 2012, we have cash and cash equivalents of $5.7 million. Our primary uses of cash are to fund our operations, service debt, including payments due under our contingent notes, make acquisitions and purchase property and equipment. Cash used to fund our operations excludes the impact of non-cash items, such as the allowance for doubtful accounts, depreciation, impairments of goodwill and other intangible assets, changes in the fair value of the contingent consideration and non-cash stock-based compensation, and is impacted by the timing of our payments of accounts payable and accrued expenses and collections of accounts receivable.

As of September 30, 2012, we had working capital of $0.3 million. We believe our current cash and cash equivalents, together with cash from operations and the amount available under our amended and restated revolving credit facility, will be sufficient to fund our capital requirements through 2013.

Cash flows for operating activities

Net cash provided by operating activities during the nine months ended September 30, 2012 was $13.0 million compared to net cash provided by operating activities of $27.6 million for the nine months ended September 30, 2011. Net cash provided by operating activities for the nine months ended September 30, 2012 reflected a net loss of $116.1 million and certain adjustments for non-cash items, including $115.7 million for the impairment of goodwill and intangibles, $21.0 million of depreciation and amortization, $1.6 million of amortization of original issue discount and debt issue costs, $1.5 million for deferred taxes, $0.9 million of equity compensation costs and non-cash charges of $0.3 million for the change in fair value of contingent consideration. Net cash provided by operating activities for the nine months ended September 30, 2012 also reflected increases and decreases in working capital, including a $2.9 million decrease in accounts receivable, a $0.3 million increase in prepaid expenses, a $1.4 million increase in prepaid income taxes, a $5.4 million decrease in accrued interest primarily related to the interest payment on our Senior Notes, a $3.6 million decrease in accrued compensation and a $2.1 million decrease in accounts payable, accrued expenses and other current liabilities. As of September 30, 2012 our DSO (Days Sales Outstanding) was 42 days, which is down from 43 days as of December 31, 2011.

Cash flows for investing activities

Net cash used in investing activities during the nine months ended September 30, 2012 was $26.6 million compared to $65.3 million during the nine months ended September 30, 2011. Net cash used in investing activities during the nine months ended September 30, 2012 consisted of $3.0 million of purchases of property and equipment and approximately $23.6 million for the payment of contingent notes, including $8.3 million related to acquisitions completed prior to January 1, 2009.

Cash flows for financing activities

Net cash provided by financing activities for the nine months ended September 30, 2012 was $3.0 million compared to $3.2 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, we borrowed $8.0 million under our revolving credit facility, repaid $2.8 million of subordinated notes, repaid $1.9 million on our term loan and paid approximately $0.1 million of debt issue costs.

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

Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as a substitute for measures of our financial performance as determined in accordance with GAAP, such as net income and operating income. Because other companies may calculate Adjusted EBITDA differently than we do, Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA has other limitations as an analytical tool when compared to the use of net income, which we believe is the most directly comparable GAAP financial measure, including:

•	Adjusted EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Adjusted EBITDA does not reflect the interest expense we incur;

•	Adjusted EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Adjusted EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Adjusted EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012(D)	2011(D)	2012(D)	2011(D)
Net loss	$(111,362)	$(28,996)	$(116,059)	$(30,638)
Interest expense, net	8,170	8,364	24,451	24,632
Income tax provision	(1,483)	(3,022)	(1,367)	(1,670)
Depreciation and amortization	7,000	7,193	21,007	20,261

EBITDA	(97,675)	(16,461)	(71,968)	12,585

Management fees (A)	717	749	2,190	2,093
Change in fair value of contingent consideration (B)	(2,738)	4,377	270	7,535
Impairment of goodwill and other intangibles	114,566	24,471	115,657	24,471
Other charges (C)	1,403	5,675	2,235	6,236

Adjusted EBITDA, as defined	$16,273	$18,811	$48,384	$52,920

(A)	In accordance with our amended senior secured credit facility and the indenture governing our Senior Notes, management fees payable to affiliates are excluded from Adjusted EBITDA.
(B)	These charges are for the change during the period in the fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009, related to changes in numerous variables such as the discount rate, remaining pay out period and the projected performance for each acquisition.
(C)	Other charges include add-backs for the loss on sale of discontinued operation, equity based compensation and acquisition and business development costs as reported in our consolidated statements of operations.
(D)	Adjusted EBITDA for the three and nine month periods ended September 30, 2011 excludes the results of operations of acquisitions completed in 2011 prior to their acquisition date. For purposes of calculating compliance ratios for our amended senior secured credit facility, Adjusted EBITDA for the three months and nine months ended September 30, 2011 would have included approximately $2.1 million and $5.9 million, respectively, of additional Adjusted EBITDA related to operations of our 2011 acquisitions as if they were all acquired on January 1, 2011, and the add-back of certain other costs as permitted by the credit agreement.

For purposes of calculating compliance ratios for our amended senior secured credit facility, Adjusted EBITDA for the three months and nine months ended September 30, 2012 would have also included an additional $0.9 million and $3.0 million, respectively, related to the add-back of certain costs as permitted by the credit agreement.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012. Based on that evaluation, the principal executive officer and principal financial officer of the Company have concluded that, as of September 30, 2012, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are from time to time involved in litigation that we consider to be ordinary and incidental to our business. We may be named in various claims, disputes, legal actions and other proceedings involving malpractice, employment and other matters. A negative outcome in certain of the ongoing litigation could harm our business, financial condition, liquidity or results of operations. Further, prolonged litigation, regardless of which party prevails, could be costly, divert management’s attention or result in increased costs of doing business. While the outcome of pending legal actions cannot be predicted with certainty, we believe the outcome of these proceedings will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

Item 6.	Exhibits

10.1	Amendment No. 2 to Credit and Guaranty Agreement, dated October 26, 2012, by and among Aurora Diagnostics LLC as Borrower, Aurora Diagnostics Holdings, LLC and certain subsidiaries and affiliates of Aurora Diagnostics, LLC as Guarantors, Barclays Bank PLC as Administrative Agent and Collateral Agent and the lenders party thereto. *

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith
**	Furnished herewith

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

AURORA DIAGNOSTICS HOLDINGS, LLC

Date: November 13, 2012	By:	/s/ Gregory A. Marsh
Gregory A. Marsh
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

INDEX OF EXHIBITS

10.1	Amendment No. 2 to Credit and Guaranty Agreement, dated October 26, 2012, by and among Aurora Diagnostics LLC as Borrower, Aurora Diagnostics Holdings, LLC and certain subsidiaries and affiliates of Aurora Diagnostics, LLC as Guarantors, Barclays Bank PLC as Administrative Agent and Collateral Agent and the lenders party thereto. *

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith
**	Furnished herewith