Form 10-K
period 2012-12-31
AURORA DIAGNOSTICS HOLDINGS LLC
filed 2013-03-25
CIK 1367832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ . (Note: The registrant has filed all reports pursuant ot the Securities Exchange Act of 1934 as applicable for the preceding 12 months.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒	Smaller reporting company	☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act).

PART I

ITEM 1.	BUSINESS.

The information provided in this Annual Report on Form 10-K for the year ended December 31, 2012, including the consolidated financial statements and notes thereto, is that of Aurora Diagnostics Holdings, LLC and its subsidiaries and affiliates. The terms “we,” “us,” “our,” “Aurora Diagnostics,” “Aurora Holdings,” and the “Company” typically refer to Aurora Diagnostics Holdings, LLC and its subsidiaries, as well as the professional associations and professional corporations which are separate legal entities that it controls through contractual arrangements.

Corporate History

We were organized in the State of Delaware as a limited liability company on June 2, 2006 to develop and operate as a diagnostic services company. Since our founding, we have grown our business significantly over the last five years, driven largely by the acquisition of local and regional pathology laboratories throughout the United States and organic growth within these acquired operations. We have completed 22 acquisitions of diagnostic services companies, opened two de novo laboratories and sold one of our laboratory operations.

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

Substantially all of our consolidated net revenue for each of the years ended December 31, 2010, 2011 and 2012 resulted from providing diagnostic related services to our clients. The majority of our revenue in 2012 was derived from providing diagnostic related services in the non-hospital outpatient channel of the anatomic pathology market. We also maintain contracts with 57 hospitals under which we provide inpatient and outpatient professional anatomic pathology services. For some of our hospital contracts, we also provide medical director services and technical slide preparation services.

Our business model builds upon the expertise of our experienced pathologists to provide seamless, reliable and comprehensive pathology and molecular diagnostics offerings to referring physicians. We typically have established long-standing relationships with our referring physicians as a result of focused localized delivery of diagnostic services, personalized responses and frequent consultations, and flexible information technology, or IT, solutions that are customizable to our clients’ needs. Our IT and communications platform enables us to deliver routine diagnostic reports to our clients generally within 24 hours of specimen receipt, helping to improve patient care. In addition, our IT platform enables us to track and monitor volume trends from referring physicians.

Through a combination of organic growth and strategic acquisitions, we have achieved a national footprint and a leading presence in our local markets, upon which we are building a more integrated and larger-scale diagnostics company. Currently, with 19 primary laboratories across the United States, we have reached a scale that has enabled us to process approximately 2.2 million accessions for the year ended December 31, 2012.

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

Sales and Marketing; Client Service

The selection of a pathologist to perform diagnostic testing services is primarily made by individual referring physicians. We maintain a sales and marketing team of 74 professionals who are highly-trained and organized by subspecialty to better meet the needs of our referring physicians. We have designed our compensation structure to incentivize our sales representatives to not only secure new physician clients, but also to maintain and enhance relationships with existing physician clients. As a result, our sales and marketing team has enabled us to expand nationally and leverage our extensive offering of diagnostic services across our markets.

We currently focus our marketing and sales efforts primarily on dermatologists, urologists and gynecologists, as well as gastroenterologists, hematologists and oncologists. The physicians on which our marketing and sales efforts are focused include both non-hospital-based and hospital-based physicians. Our sales representatives concentrate on a geographic area based on the number of existing clients and client prospects, which we identify using several national physician databases that provide physician address information, patient demographic information and other data.

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

We also maintain a client service team of 56 professionals who are highly-trained and organized by subspecialty. Our dedicated client service team provides ongoing support to our clients and, in particular, the office staff of our referring physicians. Our client service team enables us to augment the long-standing relationships between our pathologists and their clients to maintain a more stable base of referrals. These service teams provide our clients with a personal, knowledgeable and consistent point of contact within our company. Client service team members coordinate the provision of services, ensure testing supplies are replenished, answer administrative and billing questions, and resolve service issues. We believe these additional client contacts greatly enhance client satisfaction and strengthen overall client relationships.

We currently focus our marketing and sales efforts by subspecialty. Our representatives are extensively trained in the specific subspecialty they service and they are knowledgeable about our test offerings and new diagnostic technologies available in the market by subspecialty. This provides additional value to our physician clients and their staff, as our representatives become a resource to our client’s practice. Our product offerings which have been developed to meet the unique needs of each subspecialty are branded under the following names:

•	DermDX (dermatopathology services for the dermatology market);

•	WomensDX (Womens Health Services for the OB/GYN market);

•	UroDX (for the Urology market);

•	GastroDX (for the Gastroenterology market); and

•	HemaDX (for the Hematology and Oncology market).

The offerings provide a comprehensive test menu so each physician specialist can order the best test available to make an accurate diagnosis and appropriate treatment decisions.

Dermatopathology accounted for approximately 43 percent of our revenue in 2012, and the remaining 57 percent of our revenue primarily consisted of other subspecialties, including urology and women’s health pathology, and clinical laboratory services. Our operational, marketing and sales efforts are, in general, organized and focused on subspecialties.

Relationships with Referring Physicians and Third-Party Payors

Substantially all of our revenue consists of payments or reimbursements for specialized diagnostic services rendered to referring physicians. Our referring physicians, whom we refer to as our clients, are our primary customers. No single group of our clients accounted for a number of referrals in 2012 that was material to us. Accordingly, we are not dependent on any single or small group of our clients for referrals, revenue or otherwise. We receive referrals at the discretion of our clients, and our clients are under no obligation to make referrals to us. Furthermore, we generally have no contractual or other formalized legal arrangements with our clients.

We receive most of our revenue in the form of reimbursement from third-party payors. While third-party payors are not our clients or customers, our contractual arrangements with third-party payors, along with the customer relationships and the specific services we provide, enable the generation of our revenue. Accordingly, such arrangements are, in the aggregate, material to us.

For the year ended December 31, 2012, based on cash collections, we derived approximately 59 percent of our revenue from private insurance, including managed care organizations and other healthcare insurance providers. For the year ended December 31, 2012, none of these sources accounted for more than 10 percent of our revenue. While our reimbursements from private insurance sources are material to our business in the aggregate, we do not consider any individual private insurance source to be material to us.

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

For the year ended December 31, 2012, based on cash collections, we derived approximately 26 percent of our revenue from government payor programs, including Medicare and Medicaid. Accordingly, reimbursements from government payor programs are material to our business. This makes our business dependent on our ability to participate in the government programs and on the reimbursement rates we receive under such programs.

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

In 2012, we derived 45 percent of our revenue from our affiliated practices. Through our contractual arrangements described below, our Board of Managers and management formulate strategies and policies which are implemented locally on a day-to-day basis by each of our affiliated practices. The following descriptions of our contractual arrangements with our affiliated practices are only summaries, which do not contain all of the information that may be important to you. For additional information, you should refer to the forms of our management, nominee, non-alienation and services agreements, copies of which have been filed as exhibits to our Registration Statement on Form S-4 filed with the SEC on September 12, 2011.

We have entered into long-term management agreements with each of our ten affiliated practices, which are located in Michigan, Minnesota, Nevada, Texas, North Carolina, South Carolina and Florida. Pursuant to these management agreements, we manage and control the non-medical functions of our affiliated practices, including:

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

Each of our management agreements are long term contractual arrangements and cannot be terminated by our affiliated practice without cause. We receive a management fee from each of our affiliated practices for the services we provide pursuant to the management agreements. For eight of our affiliated practices, our management fee is equal to the practice’s net revenue less its expenses, which include physician salaries and other professional expenses. For the remaining two affiliated practices, our management fee is determined annually based on our estimate of each practice’s demand for management services during the upcoming year. For these practices, we may adjust the fee in the event that the services we provided were greater or less than the services that were anticipated. Subject to the requirements of applicable law, the adjustment of our management fees is entirely at our discretion.

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

We have acquired practices in Michigan and in Texas, where the corporate practice of medicine is restricted by state law. In each case, we entered into a nominee agreement with one of the selling physicians, pursuant to which such physician holds the practice’s equity interest as our designated nominee on our behalf. We also, either directly or through one of our wholly owned subsidiaries, entered into a long-term management agreement with each of the affiliated practices on the terms described above, pursuant to which we manage and control the non-medical functions of the practices.

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

We have practices in North Carolina, South Carolina and Minnesota, each of which restricts the corporate practice of medicine. In each case, we, through a wholly owned subsidiary, directly acquired the laboratory. Because we cannot directly employ physicians in these states, in each case the selling physicians formed a de novo physician group that employs our pathologists. Similar to our contractual arrangements with our affiliated practices in Michigan and Texas, we entered into nominee agreements with the physicians who hold the equity interests in the physician groups on our behalf, and we entered into long-term management agreements with the physician groups. In addition, each laboratory that we acquired entered into a long-term services agreement with the physician group, pursuant to which the physician group provides professional pathology services to our laboratory on an exclusive basis. Each of our services agreements has an initial term of 50 years and cannot be terminated by the physician group without cause. Under these services agreements, we pay each physician group a service fee approximately equal to the compensation and professional expenses attributable to our pathologists employed by the group.

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

In addition to the foregoing affiliated practices, in Alabama, which does not prohibit the corporate practice of medicine, we, through a wholly owned subsidiary, directly acquired a laboratory. Although we can directly employ physicians in Alabama, we contract with an unaffiliated de novo entity formed by the selling physicians that employs our pathologists. Similar to our practices in North Carolina, South Carolina and Minnesota, our laboratory entered into a long-term services agreement with the unaffiliated physician group, pursuant to which the physician group provides professional pathology services to our laboratory on an exclusive basis. In contrast to our practices in North Carolina, South Carolina and Minnesota, however, we did not enter into a nominee or management agreement with the physician group. While we do not have a controlling voting or financial interest in the physician group, we have the right to consult with the physician group regarding business decisions and to approve or disapprove the retention or discharge of all employees by the physician group. The services agreement has an initial term of 25 years and cannot be terminated by the physician group without cause. We currently pay the physician group a service fee based upon a percentage of revenue, subject to a minimum, as defined in the agreement.

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

For the year ended December 31, 2012, we derived approximately 59 percent of our revenue from private insurance, including managed care organizations and other healthcare insurance providers, 26 percent from governmental payor programs, including Medicare and Medicaid, and 15 percent from other sources.

In 2012, approximately 24 percent of our annual revenue was derived from the Medicare program, which is overseen by the Centers for Medicare & Medicaid Services, or CMS. Because a large percentage of our revenue is derived from the Medicare program, the Medicare coverage and reimbursement rules are significant to our operations. Reimbursement under the Medicare program for the diagnostic services that we offer is subject to either the national Medicare clinical laboratory fee schedule or the national Medicare physician fee schedule, each of which is subject to geographic adjustments and is updated annually. The physician fee schedule is designed to set compensation rates for those medical services provided to Medicare beneficiaries that require a degree of physician supervision. Clinical diagnostic laboratory tests furnished to non-hospital patients are paid according to the clinical laboratory fee schedule.

Most of the services that we provide are anatomic pathology services, which are reimbursed separately under the Medicare physician fee schedule, and beneficiaries are responsible for applicable coinsurance and deductible amounts. The physician fee schedule is based on assigned relative value units for each procedure or service, and an annually determined conversion factor is applied to the relative value units to calculate the reimbursement. The Sustainable Growth Rate (SGR) formula used to calculate the fee schedule conversion factor usually would result in a decrease in physician fee schedule payments, unless Congress acts to prevent such reductions. For example, the SGR formula was used to calculate the 2012 and 2013 Medicare physician fee schedule resulting in scheduled reimbursement cuts of 27 percent. However, in both years Congress took action to delay the implementation of these reductions. Congress passed legislation late that prevents the implementation of these scheduled reductions and continues the existing payment levels through December 31, 2013.

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

Other services that we furnish are paid as clinical laboratory services and are reimbursed based on state-wide fee schedules that establish a price for each clinical laboratory CPT Code. These fees are supposed to be adjusted annually by changes in the Consumer Price Index For All Urban Consumers. However, these fees are frequently reduced as a result of other Congressional action. For example, the comprehensive health reform legislation passed by Congress and signed into law by the President in 2010 provided for two separate reductions in the reimbursement rates for our clinical laboratory services: a “productivity adjustment” (which was 0.9 percent for 2013), and an additional 1.75 percent reduction. Each of these reduces the annual Consumer Price Index-based update that would otherwise determine our reimbursement for clinical laboratory services. In addition, in the Middle Class Tax Relief and Job Creation Act of 2012, Congress mandated an additional change in the reimbursement for clinical laboratory services. That legislation requires CMS to rebase the clinical laboratory fee schedule to effect an additional two percent reduction in clinical laboratory fees.

Finally, the Budget Control Act of 2011 created a Joint Select Committee on Deficit Reduction, which was tasked with recommending proposals to reduce spending. Because the Joint Committee was unable to achieve a targeted deficit reduction of at least $1.5 trillion for the years 2013 through 2021, the law required automatic across-the-board cuts to most discretionary programs to be triggered. In addition, automatic cuts to Medicare providers of up to two percent per fiscal year began on March 1, 2013, effective for services provided after April 1, 2013. These cuts affect both our physician services and our clinical lab services.

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

Employees

As of December 31, 2012, we had 1,102 employees, which consisted of 104 pathologists, 819 laboratory technicians and staff, 49 corporate office personnel and 130 sales, marketing and client service personnel. In addition to our 104 employed pathologists, we have contractual arrangements with a physician practice that, as of December 31, 2012, employed 17 pathologists, each of which exclusively provides pathology services to our Alabama laboratory. None of our employees are subject to collective bargaining agreements. We consider our relationships with our employees to be good.

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

We derive a significant portion of our revenue from our dermatopathology subspecialty, which makes us particularly sensitive to changes in medical treatment, reimbursement rates and other market conditions in the dermatopathology market. Our revenue is particularly sensitive to changes that affect the number of or reimbursement for dermatopathology-related services. In 2012, we derived approximately 43 percent of our revenue from our dermatopathology subspecialty services, primarily from biopsies of the skin. If there is a significant development in the prevention of skin cancer, or an adverse development in the reimbursement rate for skin biopsies, it could have a material adverse effect on our business.

Changes in governmental reimbursement policies may adversely affect reimbursement for diagnostic services and could have a material adverse impact on our business.

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

In 2010, the U.S. Congress passed legislation relating to health care reform, including the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Affordability Reconciliation Act of 2010, or HCEARA. While the comprehensive health reform legislation passed by the U.S. Congress and signed into law by the President in 2010 did not adversely affect reimbursement for our anatomic pathology services, this legislation provides for two separate reductions in the reimbursement rates for our clinical laboratory services: a “productivity adjustment” (which was 0.9 percent for 2013), and an additional 1.75 percent reduction. Each of these would reduce the annual Consumer Price Index-based update that would otherwise determine our reimbursement for clinical laboratory services. In addition, in the recently passed Middle Class Tax Relief and Job Creation Act of 2012, Congress mandated an additional change in the reimbursement for clinical laboratory services. That legislation requires CMS to rebase the clinical laboratory fee schedule to effect an additional two percent reduction in clinical laboratory fees.

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

Reimbursement for our anatomic pathology services is governed by the SGR formula. As the use of this formula often results in a significant reduction in reimbursement for all physician services, Congress usually acts each year to prevent the full amount of such reductions from taking effect. In 2010, Congress acted to prevent reductions in reimbursement through December 31, 2011. The SGR formula was used again to calculate the 2012 Medicare physician fee schedule resulting in scheduled reimbursement cuts of 27 percent. However, on December 23, 2011, Congress took action to delay the implementation of these reductions through February 29, 2012. Once again, before that implementation delay expired on February 29, 2012, Congress passed legislation late in February that prevented the implementation of these scheduled reductions and continued existing rates for an additional 10 months, through December 31, 2012. In the 2013 Physician Fee Schedule Final Rule, CMS called for a reduction of approximately 26.5% in reimbursement levels as a result of the SGR formula. However, on January 1, 2013, Congress passed the American Tax Relief Act, which reversed the proposed cut and kept in place the current rates until December 31, 2013.

Other legislative changes have been proposed since the adoption of health care reform that could also affect reimbursement for our services. The Budget Control Act of 2011 created a Joint Select Committee on Deficit Reduction, which was tasked with recommending proposals to reduce spending. If the Joint Committee was unable to achieve a targeted deficit reduction of at least $1.5 trillion for the years 2013 through 2021, or if Congress did not pass the Committee’s recommendations without amendment by December 23, 2011, the law called for automatic across-the-board cuts to most discretionary programs to be triggered. Because the Joint Committee did not agree on recommendations, automatic cuts in federal spending began on March 1, 2013. These cuts include automatic cuts to Medicare providers of up to two percent per fiscal year, starting in 2013.

A substantial portion of our anatomic pathology services are billed under a few codes (CPT 88305, 88305TC and 88305-26) and our revenue and business may be adversely affected if the reimbursement rate associated with these codes are reduced. For example, in the Final 2012 Rule, CMS requested that the American Medical Association’s RVS Update Committee (RUC) reexamine the relative value units (RVUs) for certain common pathology codes, including these codes. The 2013 Final Rule included a reduction of approximately 33% in the global billing code for 88305 and a 52% reduction in the Technical Component of that code. CMS has asked the RUC to review other codes for next year, including the codes for special stains, which are services that we bill frequently. We do not know at this time what action, if any, the RUC will recommend after reviewing these codes; however, a reduction in the RVUs for common codes, including the codes for special stains, could result in a reduction in physician reimbursement and have a negative impact on our business and results of operations.

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

We also face efforts by non-governmental third-party payors, including health plans, to reduce utilization of diagnostic testing services and reimbursement for diagnostic services. For instance, third-party payors often use the payment amounts under the Medicare fee schedules as a reference in negotiating their payment amounts. In some cases, our fee schedules with third-party payors are linked to the current Medicare fee schedules, and therefore reductions in the Medicare fee schedules could lead to reductions in reimbursement from some of our third-party payors. As described above, CMS’ 2013 Final Rule included a reduction in the Medicare fee schedules of approximately 33% in the global billing code for 88305 and a 52% reduction in the technical component of that code, which we anticipate will result in a significant reduction in our reimbursement from Medicare. At this time we are unable to predict whether, and the extent to which, non-governmental third-party payors will seek to reduce our reimbursement rates as a result of the recent change in the Medicare fee schedule. The recent reduction in Medicare reimbursement rates, and future reductions in Medicare reimbursement rates, could result in a significant reduction in the reimbursements we receive from such third-party payors and have a material adverse impact on our business.

In addition, changes in test coverage policies of and reimbursement from other third-party payors may also occur independently from changes in Medicare. Such reimbursement and coverage changes in the past have resulted in reduced prices, added costs and reduced accession volume and have added more complex and new regulatory and administrative requirements.

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

Changes in the BlueCard Program may adversely affect reimbursement for diagnostic services and could have a material adverse impact on our business.

The Blue Cross and Blue Shield Association, or BCBS, is a large, non-governmental third-party payor that insures over 100 million Americans through more than 30 independent regional plans. BCBS operates the BlueCard program, which allows BCBS members from any regional BCBS plan to obtain health care services when travelling or residing outside of the region covered by the plan in which they are enrolled. Historically, the BlueCard program has permitted independent laboratories that provide services to members under the BlueCard program to submit claims for reimbursement on an “in-network” basis to the regional BCBS plan in which the laboratory is located.

Effective October 14, 2012, BCBS has adopted changes to the BlueCard program that require each independent laboratory to submit claims for reimbursement to the regional BCBS plan covering the state in which the specimen was collected, regardless of whether the laboratory has contracted separately with such regional BCBS plan to attain “in-network” status. In some instances, reimbursement rates under regional BCBS plans where specimens are collected may be lower than reimbursement rates under the regional BCBS plan where the laboratory is located. In addition, if the laboratory does not have a separate contract with the regional BCBS plans where specimens are collected, the laboratory may be required to submit claims for reimbursement on an “out-of-network” basis, which may make it more difficult for the laboratory to collect for the services.

Given the number of members that participate in the BlueCard program, changes to the BlueCard program may result in disruptions in how claims for our services are filed and reimbursed by BCBS plans, may result in a decrease in the overall reimbursement that we receive for services provided to BCBS members under the BlueCard program, and may have a material adverse effect on our business and results of operations.

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

Most of our provision for doubtful accounts in 2012, which totaled 6.6 percent of revenue, resulted from the failure of patients to pay their bills, including copayments and deductibles. Failure to timely or correctly bill could lead to lack of reimbursement for services or an increase in the aging of our accounts receivable, which could adversely affect our results of operations. Increases in write-offs of doubtful accounts, delays in receiving payments, potential retroactive adjustments, and penalties resulting from audits by payors would also adversely affect our financial condition. Failure to comply with applicable laws relating to billing governmental health care programs could also lead to various penalties, including exclusion from participation in Medicare or Medicaid programs, asset forfeitures, civil and criminal fines and penalties, and the loss of various licenses, certificates, and authorizations necessary to operate our business, any of which could have a material adverse effect on our business.

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

Most of our services are billed to a party other than the physician that ordered the test. In 2010, 2011 and 2012, based on cash collections, we estimate that we received 27 percent, 27 percent and 26 percent, respectively, of our revenue from Medicare and Medicaid. In 2012, based on cash collections, we estimate that 59 percent of our revenue was paid by non-governmental third-party payors, including health plans. If we bill a higher percentage of our services to payors who reimburse at rates lower than our current payors, our results of operations and financial condition would suffer.

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

Since our inception, we have acquired 22 existing diagnostic services businesses. We expect to evaluate potential strategic acquisitions of diagnostic services and other businesses that might augment our existing specialized diagnostic testing services. These acquisitions have involved and could continue to involve the integration of a separate company that previously operated independently and had different systems, processes and cultures. As such, we have not yet completed the integration of several of our past acquisitions. In particular, many of our systems, such as our laboratory information systems and billing systems, are not yet standardized and some aspects of the day-to-day operations of our laboratories continue to be conducted on a decentralized basis.

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

Businesses we acquire or have acquired may have significant unknown or contingent liabilities that could adversely impact our operating results.

Businesses we acquire or have acquired may have unknown or contingent liabilities or liabilities that are in excess of the amounts that we originally estimated. Although we generally seek indemnification from the sellers of businesses we acquire for matters that are not properly disclosed to us, we may not successfully obtain indemnification. Even in cases where we are able to obtain indemnification, we may be subject to liabilities greater than the contractual limits of our indemnification or the financial resources of the indemnifying party. In the event that we are responsible for liabilities substantially in excess of any amounts recovered through rights to indemnification, this could adversely impact our operating results.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include customer relationships, healthcare facility agreements and non-compete agreements acquired in acquisitions, were approximately $98.1 million at December 31, 2012, representing 24 percent of our total assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was $243.5 million at December 31, 2012, representing approximately 60 percent of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, under Financial Accounting Standards Board Statement (FASB) Accounting Standards Codification 350, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in performance of the acquired company, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The amount of any impairment must be written off. We evaluated our recorded goodwill and identifiable intangible assets as of September 30, 2010, 2011 and 2012, and again as of November 30, 2012, which resulted in our recording impairment charges of $4.9 million, $24.5 million, $114.6 million and $53.9 million, respectively. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.

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

We may expand by establishing laboratories in additional geographic markets. In addition to acquisition or development costs, this will require us to spend considerable time and money to expand our infrastructure and to hire and retain experienced anatomic pathologists, histotechnologists, cytotechnologists, skilled laboratory and IT staff, experienced sales representatives, client service associates and other personnel for our additional laboratories. We will also need federal, state and local certifications, as well as supporting operational, logistical and administrative infrastructure. Even after new laboratories are operational, it may take time for us to derive the same economies of scale we have in our existing laboratories. Moreover, we may suffer reduced economies of scale in our existing laboratories as we seek to balance the amount of work allocated to each facility and expand those laboratories. An expansion of our laboratories or systems could divert resources, including the focus of our management, away from our current business.

Failure to effectively continue or manage our strategic and organic growth could cause our growth rate to decline.

Our business strategy may include continuing to selectively acquire existing diagnostic services businesses. Since our inception, we have acquired 22 existing diagnostic services businesses. To continue this strategic growth, we will need to continue to identify appropriate businesses to acquire and successfully undertake the acquisition of these businesses on reasonable terms. Consolidation and competition within our industry, among other factors, may make it difficult or impossible to identify businesses to acquire on a timely basis, or at all. In particular, the competition to acquire independent private labs and pathology groups has increased. In addition to historical competitors such as national lab companies, regional hospital centers and specialty lab companies, a number of private equity firms have recently made initial investments in the laboratory industry and may become potential competitors to our efforts to source new acquisitions. Our inability to continue our strategic growth would cause our growth rate to decline and could have a material adverse effect on our business.

We may also seek to continue our organic growth through the expansion of our sales force, the development of de novo laboratories, strategic extension of our operations into markets such as long-term care, and the inclusion of new clinical and molecular tests in our testing menu. Because of limitations in available capital and competition within our industry, among other factors, we may not be able to implement any or all of these organic growth strategies on a reasonable schedule, or at all. Our failure to continue our organic growth would cause our growth rate to decline and could have a material adverse effect on our business.

Our net revenue from continuing operations has grown from $3.5 million in 2006 to $277.9 million in 2012. To manage our growth, we must continue to implement and improve our operational and financial systems and to expand, train, manage and motivate our employees. We may not be able to effectively manage the expansion of our operations, and our systems, procedures or controls may not be adequate to support our operations. Our management may not be able to rapidly scale the infrastructure necessary to exploit the market opportunity for our services. Our inability to manage growth could have a material adverse effect on our business.

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

Our revenues are dependent on us receiving reimbursements from third-party payors and our failure to qualify for or obtain reimbursements from third-party payors could have a material adverse effect on our business.

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

We currently expect that our existing cash and cash equivalents, together with the availability under our amended senior secured credit facility, will be sufficient to meet our anticipated cash needs through 2013. After that, we may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we need additional capital and cannot raise it on acceptable terms, we may not, among other things, be able to:

•	continue to expand our sales and marketing and research and development organizations;

•	develop or acquire complementary technologies, services, products or businesses;

•	expand operations both organically and through acquisitions;

•	hire, train and retain employees;

•	service our existing debt obligations or continue to comply with compliance covenants thereunder; or

•	respond to competitive pressures or unanticipated working capital requirements.

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

Current economic conditions in the United States and the worldwide economic slowdown, as well as further disruptions in the financial markets, could adversely impact our operating results and financial condition.

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

The U.S. Congress and state legislatures continue to focus on health care reform. Together, the recently-enacted PPACA and HCEARA comprise a broad health care reform initiative, which is only beginning to be implemented, and changes to the legislation are being discussed in Congress. It is also unclear how the states will implement certain requirements that are applicable to them. On June 28, 2012, the Supreme Court upheld the constitutionality of the health care reform law, with the exception of certain provisions dealing with the expansion of Medicaid coverage under the law. Therefore, most of the law’s provisions will go into effect in 2013 and 2014. Congress has also proposed a number of legislative initiatives, including possible repeal of the health reform law.

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

CMS has adopted a new coding set for diagnosis, commonly known as ICD-10, which significantly expands the coding set for diagnoses. The new coding set was to be implemented by October 1, 2014. We may be required to incur significant expense in implementing the new coding set, and if we do not adequately implement it, our business could be adversely impacted. In addition, if as a result of the new coding set physicians fail to provide appropriate codes for desired tests, we may not be reimbursed for tests we perform.

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

Risks Relating to Our Indebtedness

Our failure to comply with the financial tests and ratios contained in the agreements governing our amended senior secured credit facility and senior notes could result in an acceleration of our indebtedness.

We currently expect to meet the financial tests and ratios contained in the agreements governing our amended senior secured credit facility and senior notes at least through the end of 2013. Nonetheless, we may not achieve all of our business goals and objectives and events beyond our control could affect our ability to meet these financial tests and ratios. Any failure by us to meet all applicable financial tests and ratios could result in an event of default with respect to our amended senior secured facility or our senior notes. This could lead to the acceleration of the maturity of our outstanding loans or notes and the termination of the commitments to make further extensions of credit. Each of these would have a material adverse effect on our business.

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

As of December 31, 2012, our total indebtedness was $316.8 million, including $116.5 million outstanding under our amended senior secured credit facility and $200.0 million outstanding under our senior notes. In addition, as of December 31, 2012, the fair value of contingent consideration issued in our acquisitions was $26.3 million and we had $46.0 million available to be borrowed under our revolving credit facility. Our indebtedness could have important consequences, which could adversely impact our business, results of operations and financial condition, including:

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

We and our subsidiaries may be able to incur substantially more additional indebtedness in the future, including our access to approximately $46.0 million additional borrowing capacity under our amended senior secured revolving credit facility. Although the terms of our debt agreements contain covenants limiting indebtedness, these covenants are subject to a number of significant exceptions and qualifications, and if we incur additional debt, secure existing or future debt, or recapitalize our debt, we might further exacerbate the risks associated with our substantial indebtedness.

The computation of amounts owed under the contingent notes could lead to disputes that could disrupt our operations and damage our relationships with our pathologists.

In connection with our acquisitions, we agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating earnings by each of the acquired entities. The computation of the annual operating earnings and the amount owed under such agreements is subject to review and approval by sellers prior to payment. This computation could lead to a dispute with the sellers who are often our pathologists. For example, one group of sellers has asserted an additional $1.6 million is owed by us. These types of disputes could disrupt our operations, damage our relationships with our pathologists and have a material adverse effect on our business.

The agreements governing our amended senior secured credit facility and senior notes contains, and future debt agreements may contain, various covenants that limit our discretion in the operation of our business.

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

Any failure by us to comply with all applicable covenants could result in an event of default with respect to our amended senior secured facility, our senior notes or future debt agreements. This could lead to the acceleration of the maturity of our outstanding loans or notes and the termination of the commitments to make further extensions of credit. Even if we are able to comply with all applicable covenants, the restrictions on our ability to operate our business at our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financing, mergers, acquisitions and other corporate opportunities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We lease our corporate headquarters at 11025 RCA Center Drive, Suite 300, Palm Beach Gardens, FL 33410 (approximately 12,700 square feet), and we lease 29 other facilities: four in Florida, six in Alabama, one in Arizona, one in Georgia, two in Massachusetts, three in Michigan, one in Minnesota, two in Nevada, one in New Hampshire, one in New Jersey, one in New York, two in North Carolina, one in South Carolina, one in Texas and two in Virginia. These facilities are used for laboratory operations, administrative, billing and collections operations and storage space. The 30 facilities have lease terms expiring from 2013 to 2021.

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

We are a privately held company and do not currently have any securities listed on any securities exchange. As of March 22, 2013, we have 14 holders of record of our common membership units. We have made distributions to our members in accordance with the LLC Agreement as described under the heading “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report.

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

The consolidated statements of operations data for the fiscal years 2010, 2011 and 2012, and consolidated balance sheet data as of fiscal year end 2011 and 2012, were derived from Aurora Holdings’ audited consolidated financial statements that are included elsewhere in this Annual Report. The consolidated statements of operations data for the fiscal years ended December 31, 2008 and 2009 and consolidated balance sheet data as of December 31, 2008, 2009 and 2010, were derived from Aurora Holdings’ audited consolidated financial statements not included in this Annual Report. As indicated in Management’s Discussion and Analysis of Financial Condition and Results of Operations and disclosed in the audited consolidated financial statements, since inception, we have made a number of acquisitions. The selected historical consolidated financial data includes the results of operations of those acquisitions subsequent to the acquisition date. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(in thousands)
Net revenue	$148,095	$160,588	$203,552	$268,695	$277,886

Operating costs and expenses:
Cost of services	60,787	66,101	90,256	119,938	134,877
Selling, general and administrative expenses(1)	32,984	35,281	46,978	63,346	64,230
Provision for doubtful accounts	7,846	9,269	12,435	18,147	18,343
Intangible asset amortization expense	13,967	14,235	18,606	22,798	22,270
Management fees	1,559	1,778	2,189	2,846	2,875
Impairment of goodwill and other intangible assets(2)	—	8,031	4,871	14,168	168,498
Write-off of public offering costs (3)	—	—	—	4,445	—
Change in fair value of contingent consideration	—	—	983	12,535	(4,193)
Acquisition and business development costs	676	1,074	1,032	878	418

Total operating costs and expenses	117,819	135,769	177,350	259,101	407,318

Income (loss) from continuing operations	30,276	24,819	26,202	9,594	(129,432)

Other income (expense):
Interest expense	(21,577)	(18,969)	(17,041)	(32,545)	(32,531)
Write-off of deferred debt issue costs(4)	—	—	(9,259)	—	(848)
Loss on extinguishment of debt(4)	—	—	(2,296)	—	—
Other income (expense), net	125	28	16	(35)	17

Total other expense, net	(21,452)	(18,941)	(28,580)	(32,580)	(33,362)

Income (loss) from continuing operations before income taxes	8,824	5,878	(2,378)	(22,986)	(162,794)
Provision (benefit) for income taxes(5)	408	45	1,487	(740)	(5,109)

Net income (loss) from continuing operations	8,416	5,833	(3,865)	(22,246)	(157,685)
Discontinued operations:
Income (loss) from operations	2,254	3,169	214	(10,620)	(2,189)
Loss on sale	—	—	—	—	(980)

Income (loss) from discontinued operations	2,254	3,169	214	(10,620)	(3,169)
Net income (loss)	$10,670	$9,002	$(3,651)	$(32,866)	$(160,854)

	December 31,
	2008	2009	2010	2011	2012
			(in thousands)
Cash and equivalents	$7,278	$27,424	$39,941	$16,262	$10,842
Total assets	415,516	463,973	588,011	606,963	409,105
Working capital	3,094	19,434	42,480	(3,132)	(4,126)
Long term debt, including current portion	227,313	216,652	318,814	316,262	315,965
Fair value of contingent consideration, including current portion	—	2,954	26,550	51,720	26,256
Members’ equity	161,176	217,064	211,343	179,890	20,227

(1)	During 2008, we adopted an equity incentive plan, which we refer to as the 2008 Plan, to provide awards of membership interest units in Aurora Holdings. These interests were denominated as Class D-1, Class D-2, and Class D-3 units of Aurora Holdings. During 2008, we authorized and issued 4,000 D-1 units, 3,000 D-2 units and 3,000 D-3 units of Aurora Holdings under the 2008 Plan. All membership interest units in Aurora Holdings issued in 2008 were fully vested as of December 31, 2008. For the year ended December 31, 2008, selling general and administration expenses included compensation costs of $1.2 million for these awards. There were no other grants under the 2008 Plan.

In July 2011, we adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan, which we refer to as the 2011 Plan. The 2011 Plan provides for the grant of options to purchase units of Aurora Holdings to eligible participants. Through December 31, 2012, we have granted a total of 2,327,619 options to employees under the 2011 Plan, some of which have been forfeited since the grant date. For the years ended December 31, 2011 and 2012, selling general and administration expenses included compensation costs of $1.4 million and $1.1 million, respectively, for these awards.

(2)	As of September 30, 2009, we tested goodwill and intangible assets for potential impairment and recorded non-cash impairment charges of $8.0 million resulting from a write-down of $6.6 million in the carrying value of goodwill and a write-down of $1.4 million in the carrying value of other intangible assets. The write-down of the goodwill and other intangible assets related to one reporting unit. Regarding this reporting unit, we believed events occurred and circumstances changed that more likely than not reduced the fair value of the intangible assets and goodwill below their carrying amounts. These events during 2009 consisted primarily of the loss of significant customers present at the acquisition date, which adversely affected the current year and expected future revenue and operating profit of the reporting unit.

As of September 30, 2010, we tested goodwill and intangible assets for potential impairment and recorded non-cash impairment charges of $4.9 million resulting from a write-down of $2.0 million in the carrying value of goodwill and a write-down of $2.9 million in the carrying value of other intangible assets. The write-down of the goodwill and other intangible assets related to one reporting unit. Regarding this reporting unit, we believed events occurred and circumstances changed that more likely than not reduced the fair value of the intangible assets and goodwill below their carrying amounts. These events during 2010 consisted primarily of the loss of significant customers present at the acquisition date, which adversely affected the current year and expected future revenue and operating profit of the reporting unit.

As of September 30, 2011, we tested goodwill and intangible assets for potential impairment and recorded non-cash impairment charges of $24.5 million, of which $10.3 million related to our discontinued operation. The impairment consisted of a $19.2 million write-down of goodwill and a $5.3 million write-down of other intangible assets. The write-down of the goodwill and other intangible assets related to three reporting units. Regarding these reporting units, we believed events occurred and circumstances changed that more likely than not reduced the fair value of the intangible assets and goodwill below their carrying amounts. These events during 2011 consisted primarily of the loss of certain customers present at the acquisition date and growth in revenue and operating profit that was generally slower than projected, which adversely affected the current year and expected future revenues and operating profit of the reporting units.

As of June 30, 2012, we identified indications of impairment at one of our reporting units. Competitive pricing pressures at this location and significant erosion in its customer base had resulted in net losses at the reporting unit. We anticipated the reporting unit would continue to be unprofitable for the foreseeable future. We tested goodwill and intangible assets for potential impairment at this reporting unit and recorded a non-cash impairment expense of $1.1 million to write down the carrying value of goodwill by $0.9 million and the carrying value of intangible assets by $0.2 million. We subsequently sold this reporting unit, and this impairment charge was included in the loss from discontinued operations.

As of September 30, 2012, we tested goodwill and intangible assets for potential impairment and recorded non-cash impairment charges of $114.6 million resulting from a write-down of $93.0 million in the carrying value of goodwill and a write-down of $21.6 million in the carrying value of intangible assets. The write-down of the goodwill and intangible assets related to eight of our nineteen reporting units, including the reporting unit we sold on August 31, 2012. The impairments at these reporting units were primarily the result of the loss of hospital contracts and/or customer relationships present at the acquisition date. Additionally, we are recognizing lower revenue from certain of our continuing customer relationships due to changes to client bill arrangements or the switch from global billing to billing only technical component (TC) or professional component (PC) services. These factors, combined with higher operating costs, including higher pathologist compensation, resulted in growth in revenue and operating profit that was generally slower than projected, which adversely affected the current year and expected future revenues and operating profit of the affected reporting units.

As of November 30, 2012, we tested goodwill and intangible assets for potential impairment and recorded non-cash impairment charges of $53.9 million resulting from a write-down of $46.0 million in the carrying value of goodwill and a write-down of $7.9 million in the carrying value of intangible assets. The write-down of the goodwill and intangible assets related to six of our eighteen reporting units. The impairments at these reporting units were primarily the result of the reduction in Medicare reimbursement rates.

(3)	During the year ended December 31, 2011, we decided to delay the completion of our initial public offering. As a result, we recognized a non-cash charge of $4.4 million to write off the previously deferred offering costs.
(4)	In May 2010, we refinanced our credit facility and recorded a non-cash charge to write off unamortized deferred debt issue costs and original issue discount of $4.5 million and incurred a $2.3 million prepayment penalty. In December 2010, we issued $200.0 million of unsecured Senior Notes and amended and restated our May 2010 credit facility. Approximately $110.0 million of the proceeds from the Senior Notes was used to repay a portion of the term loan. As a result, we recorded a non-cash charge of approximately $4.7 million to write off a pro rata portion of the unamortized deferred debt issue costs and original issue discount recorded in connection with the May 2010 refinancing.

During 2012, we entered into a second amendment to our credit facility. In connection with the second amendment, we repaid approximately $11.9 million of $114.4 million then outstanding under our term loan credit facility and elected to reduce the maximum amount available under the revolving credit facility from $110 million to $60 million. As a result, we recorded a non-cash write-off of the pro rata portion of unamortized original issue discount and debt issue costs of approximately $0.8 million related to our prior credit facilities.

(5)	Aurora Holdings is a Delaware limited liability company taxed as a partnership for federal and state income tax purposes in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, Aurora Holdings was not generally subject to income taxes. The income attributable to Aurora Holdings was allocated to the members of Aurora Holdings in accordance with the terms of the existing Aurora Holdings limited liability company agreement, which we refer to as the LLC Agreement. However, certain of our subsidiaries are corporations, file separate returns and are subject to federal and state income taxes. The provision for income taxes for these subsidiaries is reflected in our consolidated financial statements and includes federal and state taxes currently payable and changes in deferred tax assets and liabilities, excluding the establishment of deferred tax assets and liabilities related to the acquisitions.

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

Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as a substitute for measures of our financial performance as determined in accordance with GAAP, such as net income and operating income. Because other companies may calculate Adjusted EBITDA differently than we do, Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA has other limitations as an analytical tool when compared to the use of net income, which we believe is the most directly comparable GAAP financial measure, including:

•	Adjusted EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Adjusted EBITDA does not reflect the interest expense we incur;

•	Adjusted EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Adjusted EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Adjusted EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Adjusted EBITDA:

	Year Ended December 31,
	2008	2009	2010 (G)	2011 (G)	2012 (G)
	(in thousands)
Net Income (loss)	$10,670	$9,002	$(3,651)	$(32,866)	$(160,854)
Interest expense	21,577	18,969	17,041	32,545	32,531
Income taxes	408	45	1,487	(740)	(5,109)
Depreciation and amortization	16,137	17,060	22,258	27,243	26,938

EBITDA	48,792	45,076	37,135	26,182	(106,494)
Management fees(A)	1,559	1,778	2,189	2,846	2,875
Equity-based compensation	1,164	—	—	1,413	1,148
Change in fair value of contingent consideration(B)	—	—	983	12,535	(4,193)
Unusual charges(C)(D)(E)	676	9,105	17,458	29,794	170,855
Discontinued operation(F)	(2,645)	(3,604)	(759)	(180)	1,878
Other	(125)	(28)	(16)	35	(17)

Adjusted EBITDA	$49,421	$52,327	$56,990	$72,625	$66,052

(A)	In accordance with our amended senior secured credit facility and the indenture governing our Senior Notes, management fees payable to affiliates are excluded from Adjusted EBITDA.
(B)	For the years ended December 31, 2010, 2011 and 2012, we recorded a $1.0 million, $12.5 million and ($4.2) million, respectively, related to non-cash changes in the estimated fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009. These changes in the estimate of the fair value relate to numerous variables such as the discount rate, remaining pay out period and the projected performance for each acquisition.
(C)	During the years ended December 31, 2009, 2010 and 2011, we recorded non-cash impairment charges of $8.0 million, $4.9 million and $24.5 million, respectively, related to goodwill and other intangible assets. During the year ended December 31, 2012, we recorded non-cash impairment charges of $169.6 million related to goodwill and other intangible assets, including $1.1 million related to our discontinued operation. During the year ended December 31, 2011, we decided to delay the completion of our initial public offering. As a result, we recognized a non-cash charge of $4.4 million to write off the previously deferred offering costs.
(D)	Unusual charges also includes an add-back for acquisition and business development costs as reported in our consolidated statements of operations.
(E)	For the year ended December 31, 2010, net loss included $9.3 million for write-offs of deferred debt issue costs and a $2.3 million loss on extinguishment of debt related to the refinancing and amendment of our credit facilities. For the year ended December 31, 2012, net loss included $0.8 million for write-offs of deferred debt issue costs.

(F)	Amount represents EBITDA of our discontinued operation, which was sold on August 31, 2012. The year ended December 31, 2012 includes $1.0 million for the loss on the sale of the discontinued operation.
(G)	2010 Adjusted EBITDA excludes the results of operations of acquisitions completed in 2010 prior to their acquisition date. For purposes of calculating compliance ratios for our amended senior secured credit facility, 2010 Adjusted EBITDA would include approximately $11.0 million of additional Adjusted EBITDA related to operations of our 2010 acquisitions and the 2011 acquisitions completed on January 1, 2011 as if they were acquired on January 1, 2010. The Adjusted EBITDA for the year ended December 31, 2010 does not reflect any adjustment to add back $1.1 million of severance and settlement charges as prescribed by our amended senior secured credit facility and the indenture governing our Senior Notes.

2011 Adjusted EBITDA excludes the results of operations of acquisitions completed in 2011 prior to their acquisition date. For purposes of calculating compliance ratios for our amended senior secured credit facility, 2011 Adjusted EBITDA would include approximately $4.6 million of additional Adjusted EBITDA related to operations of our 2011 acquisitions as if they were acquired on January 1, 2011. The Adjusted EBITDA for the year ended December 31, 2011 does not reflect any adjustment to add back $1.6 million of severance and other charges as prescribed by our amended senior secured credit facility and the indenture governing our Senior Notes.

The Adjusted EBITDA for the year ended December 31, 2012 does not reflect any adjustment to add back $2.4 million of severance and other charges as prescribed by our amended senior secured credit facility and the indenture governing our Senior Notes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Some of the statements made in this Annual Report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, or that describe our plans, goals, intentions, objectives, strategies, expectations, beliefs and assumptions, are forward-looking statements. The words “believe,” “may,” “might,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project,” “plan,” “objective,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. We caution that the forward-looking statements in this Annual Report are subject to a number of known and unknown risks, uncertainties and assumptions that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Factors that could contribute to these differences include, among other things:

•	changes in medical treatment or reimbursement rates or utilization for our anatomic and clinical pathology markets;

•	changes in payor regulations, policies or payor mix;

•	changes in regulation or regulatory policies;

•	competition for our diagnostic services, including the internalization of testing functions and technologies by our clients;

•	the failure to successfully collect for our services;

•	payor efforts to reduce utilization and reimbursement rates;

•	changes in product mix;

•	failure to successfully integrate or fully realize the anticipated benefits from our acquisitions within the expected time frames;

•	the discovery of unknown or contingent liabilities from acquired businesses;

•	the failure of our acquired assets to generate the level of expected returns;

•	disruptions or failures of our IT solutions or infrastructure;

•	the failure to adequately safeguard data;

•	loss of key executives, pathologists and technical personnel;

•	growth in demand for our services that exceeds our ability to adequately scale our infrastructure;

•	a decline in our rate of strategic or organic growth;

•	the loss of in-network status with or our the inability to collect from health care insurers;

•	the availability of additional capital resources;

•	increased competition in our industry or the failure to maintain relationships with clients, including referring physicians and hospitals, and with payors;

•	the protection of our intellectual property;

•	general economic, business or regulatory conditions affecting the health care and diagnostic testing services industries;

•	the introduction of new or failure of old technologies, products or tests;

•	federal or state health care reform initiatives;

•

violation of, failure to comply with, or changes in federal and state laws and regulations related to, submission of claims for our services, fraud and abuse, patient privacy, corporate practice of medicine, billing arrangements for our services and environmental, health and safety;

•	attainment of licenses required to test patient specimens from certain states or the loss or suspension of licenses;

•	our inability to obtain liability insurance coverage or claims for damages in excess of our coverage;

•	future increases in liability insurance coverage;

•	our substantial level of indebtedness and ability to incur substantially more debt;

•	covenants in our debt agreements; and

•	the other risks and uncertainties discussed under the heading “Risk Factors” in Part I, Item 1A of this Annual Report and elsewhere in this Annual Report.

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

Our billings for services reimbursed by third-party payors, including Medicare, and patients are based on a company-generated fee schedule that is generally set at higher rates than our anticipated reimbursement rates. Our billings to physicians, which are not reimbursed by third-party payors, represent less than 10 percent of net revenue and are billed based on negotiated fee schedules that set forth what we charge for our services. Reimbursement under Medicare for specialized diagnostic services is subject to a Medicare physician fee schedule and, to a lesser degree, a clinical laboratory fee schedule, both of which are updated annually. Our billings to insured patients include co-insurance and deductibles as dictated by the patient’s insurance coverage. Billings for services provided to uninsured patients are based on our company-generated fee schedule. Our revenue is recorded net of the estimated differences between the amount billed and the estimated payment to be received from third party payors, including Medicare. We do not have any capitated payment arrangements, which are arrangements under which we are paid a contracted per person rate regardless of the services we provide. We generally provide services on an in-network basis, where we perform services for persons within the networks of payors with which we have contracts. Services performed on an out-of-network basis, where we perform services for persons outside of the networks of payors with which we have contracts, comprised less than 15 percent of our 2012 revenue. We may face continuing pressure on reimbursement rates as government payors and private insurers have taken steps and may continue to take steps to control the cost, use, and delivery of health care services, including diagnostic testing services. Changes in payor mix could lead to corresponding changes in revenue based on the differences in reimbursement rates.

Compliance with applicable laws and regulations, as well as internal policies and procedures, adds further complexity and costs to our operations. Furthermore, we are generally obligated to bill in the specific manner prescribed by each governmental payor and private insurer, who may each have different billing requirements. Reimbursements for anatomic pathology services are received from governmental payors, such as Medicare and Medicaid; private insurance, including managed care organizations and commercial payors; and private payors, such as physicians and individual patients. For the year ended December 31, 2012, based on cash collections, we estimate approximately 59 percent of our revenue were paid by private insurance, including managed care organizations and commercial payors; approximately 26 percent of our revenue were paid by Medicare and Medicaid; and approximately 15 percent were paid by physicians and individual patients.

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

Cost of services generally increases with accession volume and reflects the additional staffing, equipment, supplies and systems needed to process the increased volume and maintain client service levels. A major component of cost of services is physician costs which, for the year ended December 31, 2012, represented 40 percent of our total cost of services. In the future, we may experience increases in physician costs to retain existing physicians, to replace departing physicians or to hire new physicians to support accession growth. Therefore, we expect our cost of services will continue to increase commensurate with revenue growth.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of general lab and corporate overhead, billing, information technology, accounting, human resources, and sales and marketing expenses. We expect sales and marketing and IT expenses to increase faster than revenue as we hire additional personnel and invest in lab and billing information systems to support our efforts to achieve revenue growth and retain existing customer relationships. As our business matures and we attain a sufficient size and scope, we expect selling, general and administrative expenses as a percent of revenue to reduce over time.

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

Recent Developments

Health Care Regulatory and Reimbursement Changes

On November 1, 2012, the Centers for Medicare & Medicaid Services (CMS) issued its 2013 Physician Fee Schedule, which we refer to as the 2013 Fee Schedule. In the 2013 Fee Schedule, CMS called for a reduction of approximately 26.5 percent in the conversion factor that is used to calculate physician reimbursement. This cut was scheduled to become effective as of January 1, 2013; however, on January 1, 2013, Congress passed the American Tax Relief Act, which reversed the proposed cut and kept in place the 2012 conversion factor until December 31, 2013. For the year ended December 31, 2012, revenue from Medicare’s Physician Fee Schedule, based upon cash collections, was approximately 24 percent of our total revenue.

In addition, the 2013 Fee Schedule included the reduction of certain relative value units and geographic adjustment factors used to determine reimbursement for a number of our most commonly used pathology codes, including the components of code 88305, our most common code. In particular, the 2013 Fee Schedule implements a 52 percent reduction in the technical component of code 88305 and a 2 percent increase in the professional component of code 88305. These changes in the components of code 88305 result in a blended reduction of the global code 88305 of approximately 33 percent. Additional changes were also made to other surgical pathology codes. Based on our current Medicare business mix, we estimate the changes to the 2013 Fee Schedule, excluding any change in the conversion factor or reduction due to sequestration, would result in a reduction of our annualized Medicare revenue of approximately $21 million. At this time we are unable to predict whether, and the extent to which, non-governmental third-party payors will seek to reduce our reimbursement rates as a result of the changes to the 2013 Fee Schedule.

The 2013 Fee Schedule also explains CMS’ plans for new CPT Codes applicable to molecular diagnostics tests. In 2011, the AMA adopted over 100 analyte-specific codes for molecular diagnostic testing, which will replace the prior, more general methodology codes, which were billed on a “stacked” basis. CMS delayed implementing the new codes in 2012, but has stated that it plans to implement them for 2013. CMS explained that it decided to keep the new molecular codes on the Clinical Laboratory Fee Schedule (CLFS), rather than move them to the Physician Fee Schedule as some stakeholders had urged, and gap fill them, by referring the codes to the Medicare contractors to allow them to determine an appropriate price. The contractors are currently going through the gapfilling process, and we do not know, at this time, what impact these decisions will have on our revenues.

The Budget Control Act of 2011 created a Joint Select Committee on Deficit Reduction, which was tasked with recommending proposals to reduce spending. Under the law, the Joint Committee’s failure to achieve a targeted deficit reduction, or Congress’ failure to pass the Committee’s recommendations without amendment by December 23, 2011, would result in automatic across-the-board cuts to most discretionary programs. Automatic cuts also would be made to Medicare and would result in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and continuing through 2021. Because the Joint Committee was not able to agree on a set of deficit reduction recommendations for Congress to vote on, cuts are scheduled beginning in April 2013. We estimate the full two percent reduction would result in an additional $1.0 million reduction in our annual Medicare revenue.

Also, under Medicare regulations, we are sometimes required to bill other entities for the services that we provide. In 1999, Medicare announced a policy that applies to anatomic pathology specimens for hospital patients. This policy would require us and other independent laboratories to bill the technical component to the hospital and the professional component to Medicare for all anatomic pathology services that we provide to hospital patients. However, in 2000, the U.S. Congress prevented this policy from going into effect for all “covered hospitals,” which were those hospitals that had arrangements with independent laboratories in effect as of July 22, 1999, the date that CMS had first announced the policy. That “grandfather provision” was originally scheduled to be effective for two years, but it has been extended repeatedly by the U.S. Congress. However, in the recently passed Middle Class Tax Relief and Job Creation Act of 2012, Congress eliminated the grandfather provision beginning with dates of service of July 1, 2012. We estimate our annualized revenue associated with the “grandfather provision” is approximately $2.8 million and our annual revenue from these hospitals will be reduced by approximately $1.5 million.

Acquisitions

Through December 31, 2012, we have acquired 22 diagnostic services companies throughout the United States, with our most recent acquisition completed on August 1, 2011. The following summarizes the acquisitions we completed in 2010 and 2011.

2010 Acquisitions

During 2010, we acquired four pathology practices. On January 1, 2010, we acquired 100 percent of the equity of two pathology practices for an aggregate cash purchase price of $17.0 million. These acquisitions were consummated on January 1, 2010 and, therefore, the cash paid totaling $17.0 million was included in deposits and other non-current assets as of December 31, 2009. On March 12, 2010, we acquired 100 percent of the equity of a pathology practice for a cash purchase price of $22.5 million. On October 8, 2010, we acquired 100 percent of the equity of a pathology practice for a cash purchase price of approximately $14.0 million. Each transaction included contingent consideration payable over three to five years based on the acquired practices’ future performance. We have estimated the fair value of the contingent consideration and recorded a related liability as of the date of each acquisition. The maximum amount of the contingent consideration at the acquisition dates, assuming the acquisitions meet the maximum stipulated earnings level, is $49.1 million payable over three to five years.

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

2011 Acquisitions

During 2011, we acquired four pathology practices. On January 1, 2011, we acquired 100 percent of the equity of two pathology practices for an aggregate cash purchase price of $36.9 million. These acquisitions were consummated on January 1, 2011 and, therefore, the cash paid in December 2010 totaling $36.9 million was included in deposits and other non-current assets as of December 31, 2010. On June 2, 2011, we acquired 100 percent of the equity of a third pathology practice for a cash purchase price of $14.7 million. On August 1, 2011, we acquired substantially all of the assets of a fourth pathology practice for a cash purchase price of $26.5 million. Each of the transactions included contingent consideration payable over three to five years based on the acquired practices’ future performance. We have estimated the fair value of the contingent consideration and recorded a related liability as of the date of acquisition. The maximum amount of the contingent consideration at the acquisition dates, assuming the acquisitions meet the maximum stipulated earnings level, was $53.2 million payable over three to five years.

The following table summarizes the cash paid for the acquisitions completed in 2010 and 2011.

Cash Paid
(in thousands)
2010 Acquisitions	$53,436
2011 Acquisitions	$78,055

As a result of the significant number and size of the acquisitions completed over the last three years, many of the changes in our consolidated results of operations and financial position discussed below relate to the acquisitions completed in 2010 and 2011.

Discontinued Operation

On August 31, 2012, we sold one hundred percent of our equity in one of our subsidiaries. This discontinued operation was a clinical laboratory, which provided services to assisted living facilities and skilled nursing facilities and had experienced declining revenue and increasing losses over the preceding quarters. All comparisons that follow exclude the results of our discontinued operation.

Results of Operations

The following table outlines, for the periods presented, our results of operations as a percentage of net revenue.

	Year Ended December 31,
	2010	2011	2012
Net Revenue	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of services	44.3%	44.6%	48.5%
Selling, general and administrative expenses	23.1%	23.6%	23.1%
Provision for doubtful accounts	6.1%	6.8%	6.6%
Intangible asset amortization expense	9.1%	8.5%	8.0%
Management fees	1.1%	1.1%	1.0%
Impairment of goodwill and other intangible assets	2.4%	5.3%	60.6%
Write-off of public offering costs	0.0%	1.7%	0.0%
Acquisition and business development costs	0.5%	0.3%	0.2%
Change in fair value of contingent consideration	0.5%	4.7%	-1.5%

Total operating costs and expenses	87.1%	96.4%	146.6%

Income (loss) from continuing operations	12.9%	3.6%	-46.6%

Other income (expense):
Interest expense	-8.4%	-12.1%	-11.7%
Write-off of deferred debt issue costs	-4.5%	0.0%	-0.3%
Loss on extinguishment of debt	-1.1%	0.0%	0.0%
Other income (expense)	0.0%	0.0%	0.0%

Total other expense, net	-14.0%	-12.1%	-12.0%

Loss from continuing operations before income taxes	-1.2%	-8.6%	-58.6%
Provision (benefit) for income taxes	0.7%	-0.3%	-1.8%

Net loss from continuing operations	-1.9%	-8.3%	-56.7%
Discontinued operations:
Loss from operations	0.1%	-4.0%	-0.8%
Loss on sale	0.0%	0.0%	-0.4%

Loss from discontinued operations	0.1%	-4.0%	-1.1%
Net loss	-1.8%	-12.2%	-57.9%

Our historical consolidated operating results do not reflect the results of operations of our 2010 and 2011 acquisitions prior to the effective date of those acquisitions. As a result, our historical consolidated operating results may not be indicative of what our results of operations will be for future periods.

Comparison of the Year Ended December 31, 2012 and 2011

Net Revenue

Net revenue increased approximately $9.2 million, or 3.4 percent, to $277.9 million for the year ended December 31, 2012, from $268.7 million for the year ended December 31, 2011. The acquisitions completed after January 1, 2011 contributed approximately $18.0 million higher net revenue, while organic revenue decreased approximately $8.8 million, or 3.4 percent, from $255.6 million to $246.8 million.

Total accessions for continuing operations grew by 159,000 to 2,171,000 for the year ended December 31, 2012, compared to 2,012,000 for the year ended December 31, 2011. Organic accessions grew by 32,000, or 1.7 percent, to 1,958,000 for the year ended December 31, 2012 compared to approximately 1,926,000 for the year ended December 31, 2011. The average revenue per accession for existing labs decreased 5.0% to approximately $126 for the year ended December 31, 2012, down from $133 in 2011, primarily due to a change in service mix, Medicare reductions, and Congress’ elimination of the “grandfather provision” for hospital contracts, which now requires us to bill hospitals for certain services provided to patients insured by Medicare.

Based on our current Medicare business, we estimate the changes to the 2013 Fee Schedule, assuming no change in the conversion factor, will result in a reduction of our annualized Medicare revenue of approximately $21 million. At this time we are unable to predict whether, and the extent to which, non-governmental third-party payors will seek to reduce our reimbursement rates as a result of the changes to the 2013 Fee Schedule.

Furthermore, we expect the average revenue per accession of our existing business to fluctuate primarily as the result of changes in service mix, including the conversion of more global fee arrangements to technical component (TC) or professional component (PC) arrangements and further growth in women’s health pathology services, which should result in an increase of the number of clinical tests. Women’s health services and clinical tests generally have lower revenue per accession and, therefore, may further decrease our average revenue per accession. In addition, our growth rates and average revenue per accession may be positively or negatively impacted by the reimbursement market, our service mix and the average revenue per accession of acquisitions completed in the future.

If we cannot offset the reductions in our reimbursement from governmental and potential reductions from our non-governmental payors by reducing our costs, increasing our accession volume, and/or improving our service mix, we believe it could have a material adverse impact on our revenue, profitability and cash flow.

Our pathology diagnostic testing services accounted for substantially all of our revenue for 2012 and 2011.

Cost of Services

Cost of services increased approximately $14.9 million, or 12.5 percent, to $134.9 million for the year ended December 31, 2012 from $119.9 million for the year ended December 31, 2011. Of the total increase, $6.6 million related to the acquisitions completed after January 1, 2011 and the remaining $8.3 million related to our existing business. The increase in costs of services for our existing business included approximately $2.1 million of higher physician compensation, $3.7 million for higher non-physician wages and salaries and payroll related costs primarily related to increased average headcount and $1.3 million for increased technical processing costs and labs supplies expense. In addition, distribution costs increased by $1.2 million related primarily to additional courier routes for territory expansion.

As a percentage of net revenue, cost of services was 48.5 percent and 44.6 percent for the years ended December 31, 2012 and 2011, respectively, and our gross margins were 51.5 percent and 55.4 percent for the years ended December 31, 2012 and 2011, respectively. We currently anticipate that our gross margin will continue to decline due to a combination of lower average revenue per accession, primarily due to the reduction of Medicare reimbursement rates for 2013, contractual increases in pathologist compensation and replacement, and higher costs and lower gross margins in our women’s health pathology services, including clinical tests. Cost of services and our related gross profit percentages may be positively or negatively impacted by the market, service mix and the average revenue per accession of acquisitions completed in the future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $0.9 million, or 1.4 percent, to $64.2 million for the year ended December 31, 2012 from $63.3 million for the year ended December 31, 2011. The total increase in selling, general and administrative included $3.1 million higher costs related to the acquisitions completed after January 1, 2011, partially offset by a decrease of $0.2 million at our existing business and reduction in corporate expenses of $2.0 million. Lower costs at our existing businesses were primarily attributable to lower billing costs, partially offset by higher sales and marketing costs, including costs associated with client electronic medical records systems and interfaces. Selling, general and administrative costs for corporate operations reflected approximately $1.1 million lower payroll related costs, primarily related to our performance incentive programs for corporate staff, $0.3 million lower equity compensation costs, and a $0.6 million gain from the settlement of an employment related matter.

As a percentage of net revenue, selling, general and administrative expenses were 23.1 percent and 23.6 percent for the years ended December 31, 2012 and 2011, respectively.

Provision for Doubtful Accounts

Our provision for doubtful accounts increased $0.2 million, or 1.1 percent, to $18.3 million for the year ended December 31, 2012, from $18.1 million for the year ended December 31, 2011. As a percentage of net revenue, the provision for doubtful accounts was 6.6 percent for the year ended December 31, 2012, compared to 6.8 percent for year ended December 31, 2011.

We expect our consolidated provision for doubtful accounts to increase to between 7.0 percent and 8.0 percent in 2013, primarily as a result of changes in our payor mix and lower Medicare revenue. The Company’s consolidated provision for doubtful accounts could be positively or negatively impacted by the provision for doubtful accounts for laboratories that we acquire in the future.

Intangible Asset Amortization Expense (Amortization)

Amortization expense decreased by approximately $0.5 million, to $22.3 million for the year ended December 31, 2012, from $22.8 million for the year ended December 31, 2011 as a result of lower amortization for impaired assets, partially offset by increases in our amortizable intangible assets associated with the 2011 acquisitions. We amortize our intangible assets over weighted average lives ranging from 4 to 18 years.

Management Fees

Management fees increased $0.1 million, or 1.0 percent, to $2.9 million for the year ended December 31, 2012, compared to $2.8 million for the year ended December 31, 2011. Management fees are based on 1.0 percent of net revenue plus expenses. The majority of the increase relates to the increase in our net revenue.

Impairment of Goodwill and Other Intangible Assets

As of September 30, 2011, we tested goodwill and intangible assets for potential impairments and recorded non-cash impairment charges of $24.5 million, of which $10.3 million related to our discontinued operation. The impairment charges consisted of $19.2 million to write-down goodwill and $5.3 million to write-down other intangible assets. The write-down of the goodwill and intangible assets related to three reporting units.

As of June 30, 2012, we identified indications of impairment at one of our reporting units. Competitive pricing pressures at this location and significant erosion in its customer base had resulted in net losses at the reporting unit. We anticipated the reporting unit would continue to be unprofitable for the foreseeable future. We tested goodwill and intangible assets for potential impairment at this reporting unit and recorded non-cash impairment charges of $1.1 million to write down the carrying value of goodwill by $0.9 million and the carrying value of intangible assets by $0.2 million. We subsequently sold this reporting unit, and this impairment charge was included in the loss from discontinued operations.

As of September 30, 2012, we tested goodwill and intangible assets for potential impairment and recorded non-cash impairment charges of $114.6 million resulting from a write-down of $93.0 million in the carrying value of goodwill and a write-down of $21.6 million in the carrying value of intangible assets. The write-down of the goodwill and intangible assets related to eight of our nineteen reporting units, including the reporting unit we sold on August 31, 2012. The impairments at these reporting units were primarily the result of the loss of hospital contracts and/or customer relationships present at the acquisition date. Additionally, we are recognizing lower revenue from certain of our continuing customer relationships due to changes to client bill arrangements or the switch from global billing to billing only technical component (TC) or professional component (PC) services. These factors, combined with higher operating costs, including higher pathologist compensation, resulted in revenue and operating profit that was slower than projected, which adversely affected the current year and expected future revenues and operating profit of the affected reporting units.

At November 30, 2012, we tested goodwill and intangible assets for potential impairment and recorded non-cash impairment charges of $53.9 million resulting from a write-down of $46.0 million in the carrying value of goodwill and a write-down of $7.9 million in the carrying value of intangible assets. The write-down of the goodwill and intangible assets related to six of our eighteen reporting units. The impairments at these reporting units were primarily the result of the reduction in Medicare reimbursement rates effective for 2013.

As of December 31, 2012, we had goodwill and net intangible assets of $341.6 million. Many factors, including competition, general economic conditions, health care reform, third party payment patterns and industry consolidation, could have a negative impact on one or more of our reporting units. Therefore, we may experience additional impairment charges in future periods.

Write-off of public offering costs

During 2011, we decided to delay the completion of our initial public offering. As a result, we recognized a non-cash charge of $4.4 million to write off the previously deferred offering costs.

Change in Fair Value of Contingent Consideration

For the year ended December 31, 2012, we recorded a non-cash gain of $4.2 million, compared to a non-cash charge of $12.5 million for the year ended December 31, 2011, to recognize changes in the estimated fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009. The gain and charge relate to changes in the estimated fair value, including numerous variables such as the discount rate, remaining pay out period and the projected performance for each acquisition.

Acquisition and Business Development Costs

For the years ended December 31, 2012 and 2011, we incurred $0.4 million and $0.9 million, respectively, of transaction costs associated with our completed acquisitions and business development costs related to our prospecting and unsuccessful acquisition activity.

Interest Expense

Interest expense for the year ended December 31, 2012 was $32.5 million, unchanged from the year ended December 31, 2011.

Write-off of Deferred Debt Issue Costs

On October 26, 2012, we entered into a second amendment to our credit facility, which provided for the elimination of the interest coverage ratio requirements and the adjustment of the senior secured leverage ratio requirements from 2.75:1.00 to 3.00:1.00. In connection with the second amendment we elected to reduce the maximum amount available under the revolving credit facility from $110 million to $60 million.Furthermore, during 2012 we made repayments in the aggregate of approximately $11.9 million of the $114.4 million previously outstanding under our term loan. As a result of the repayments during 2012 and the reduction in the limit under the revolving credit facility we recorded a non-cash write-off of the pro rata portion of unamortized original issue discount and debt issue costs of approximately $0.8 million related to our prior credit facilities.

Provision (benefit) for Income Taxes

We are a Delaware limited liability company taxed as a partnership for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Holdings in accordance with the terms of the LLC Agreement. We have made tax distributions to the members in amounts designed to provide such members with sufficient cash to pay taxes on their allocated income. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The benefit for federal and state income taxes for these subsidiaries, as reflected in our consolidated financial statements amounted to a benefit of $5.1 million and $0.7 million for the years ended December 31, 2012 and 2011, respectively.

Discontinued Operations and Loss on Sale of Subsidiary

On August 31, 2012, we sold one hundred percent of our equity in one of our subsidiaries. The subsidiary was a clinical laboratory, which provided services to assisted living facilities and skilled nursing facilities and had experienced declining revenue and increasing operating losses over the preceding quarters. In connection with the sale, we received proceeds of approximately $0.1 million from the sale of the subsidiary, incurred approximately $0.1 million of transaction related costs and recognized a loss on the sale of $1.0 million.

Operating results for our discontinued operation for the year ended December 31, 2012 reflect operations through the date of sale, August 31, 2012. The loss from operations of our discontinued operation amounted to $2.2 million for the year ended December 31, 2012, compared to a loss of $10.6 million for the year ended December 31, 2011. The results for the years ended December 31, 2012 and 2011, reflect charges for the impairment of goodwill and other intangible assets related to our discontinued operation of $1.1 million and $10.3 million, respectively.

Comparison of the Year Ended December 31, 2011 and 2010

Net Revenue

Net revenue increased approximately $65.1 million, or 32.0 percent, to $268.7 million for the year ended December 31, 2011, from $203.6 million for the year ended December 31, 2010. Organic revenue increased approximately $14.1 million, or 7.6 percent, from $185.6 million to $199.8 million, while the acquisitions in 2010 and 2011 contributed approximately $51.0 million to the increase in net revenue.

Total accessions for continuing operations grew by 377,000 to 2,012,000 for the year ended December 31, 2011, compared to 1,635,000 for the year ended December 31, 2010. Organic accessions grew by 117,000, or 7.6 percent, to 1,662,000 for the year ended December 31, 2011 compared to approximately 1,545,000 for the year ended December 31, 2010. The average revenue per accession for organic accessions was unchanged at approximately $120. The increase in accessions was primarily attributable to our sales and marketing efforts.

Our pathology diagnostic testing services accounted for substantially all of our revenue for 2010 and 2011.

Cost of Services

Cost of services increased approximately $29.6 million, or 32.9 percent, to $119.9 million for the year ended December 31, 2011 from $90.3 million for the year ended December 31, 2010. Of the total increase, $20.9 million related to the acquisitions completed in 2010 and 2011 and the remaining $8.7 million related to our existing business. The increase in costs of services for our existing business included an increase in payroll related costs of $3.6 million, primarily from increased headcount, and an increase of $3.7 million in technical processing costs, professional fees and lab supplies primarily related to growth in accessions, particularly in histology and cytology. In addition, distribution costs increased by $0.9 million related primarily to additional routes and increased accessions and an increase of $0.4 million in depreciation related to investments in lab equipment.

As a percentage of net revenue, cost of services was 44.6 percent and 44.3 percent for the years ended December 31, 2011 and 2010, respectively, and gross margin was 55.4 percent and 55.7 percent for the years ended December 31, 2011 and 2010, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $16.3 million, or 34.8 percent, to $63.3 million for the year ended December 31, 2011 from $47.0 million for the year ended December 31, 2010. Of the total increase, $7.2 million related to the 2010 and 2011 acquisitions, $2.2 million related to our existing business and $6.9 million related to corporate expenses. Higher costs at our existing business were primarily for billing costs related to accessions growth and systems conversions, and sales and marketing costs, including sales commissions and costs associated with client electronic medical records systems and interfaces. The increased corporate expenses included $1.4 million of non-cash equity compensation expense for options granted in the third quarter of 2011 and $1.0 million related to the retirement and replacement of our CEO. The remaining $4.5 million of the increase in corporate selling, general and administrative costs primarily related to the addition of personnel in accounting, managed care, field management and information technology (IT) to support growth and an increase in expense related to our performance incentive programs for corporate staff.

As a percentage of net revenue, selling, general and administrative expenses were 23.6 percent and 23.1 percent for the years ended December 31, 2011 and 2010, respectively.

Provision for Doubtful Accounts

Our provision for doubtful accounts increased $5.7 million, or 45.9 percent, to $18.1 million for the year ended December 31, 2011, from $12.4 million for the year ended December 31, 2010. The acquisitions completed in 2010 and 2011 contributed $4.5 million of the increase. The provision for doubtful accounts at the labs we have operated for at least two full years increased by $1.2 million primarily as a result of higher revenue, compounded by an increase in the bad debt percentage. As a percentage of net revenue, the provision for doubtful accounts was 6.8 percent for the year ended December 31, 2011, compared to 6.1 percent for year ended December 31, 2010. Our provision for doubtful accounts as a percentage of net revenue was negatively affected by a higher bad debt ratio related to acquisitions completed after January 1, 2010, which had a ratio of 9.6 percent. For labs we have operated for at least two full years the provision for doubtful accounts was 5.8 percent of net revenue for the year ended December 31, 2011, compared to 5.6 percent for the year ended December 31, 2010.

Intangible Asset Amortization Expense (Amortization)

Amortization expense increased by approximately $4.2 million, to $22.8 million for the year ended December 31, 2011, from $18.6 million for the year ended December 31, 2010 as a result of increases in our amortizable intangible assets associated with the 2010 and 2011 acquisitions, partially offset by lower amortization for impaired assets.

Management Fees

Management fees increased $0.6 million, or 30.0 percent, to $2.8 million for the year ended December 31, 2011, compared to $2.2 million for the year ended December 31, 2010. Management fees are based on 1.0 percent of net revenue plus expenses. The majority of the increase relates to the increase in our net revenue.

Impairment of Goodwill and Other Intangible Assets

At September 30, 2011, we tested goodwill and intangible assets for potential impairment and recorded non-cash impairment charges of $14.2 million to write down the carrying value of goodwill by $12.5 million and the carrying value of intangible assets by $1.7 million. The write-down of the goodwill and intangible assets related to two reporting units. At September 30, 2010, we tested goodwill and intangible assets for potential impairment and recorded non-cash impairment charges of $4.9 million to write down the carrying value of goodwill by $2.0 million and the carrying value of intangible assets by $2.9 million. The write-down of the goodwill and intangible assets related to one reporting unit. For more information regarding the write-down, see Note 5 in the Notes to the Financial Statements in this Annual Report.

Write-off of public offering costs

During 2011, we decided to delay the completion of our initial public offering. As a result, we recognized a non-cash charge of $4.4 million to write off the previously deferred offering costs.

Change in Fair Value of Contingent Consideration

For the years ended December 31, 2011 and 2010, we recorded non-cash charges of $12.5 million and $1.0 million, respectively, to recognize increases in the estimated fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009. These increases relate to changes in the estimated value, including numerous variables such as the discount rate, remaining pay out period and the projected performance for each acquisition.

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

Provision (benefit) for Income Taxes

We are a Delaware limited liability company taxed as a partnership for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Holdings in accordance with the terms of the LLC Agreement. We have made tax distributions to the members in amounts designed to provide such members with sufficient cash to pay taxes on their allocated income. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The provision (benefit) for federal and state income taxes for these subsidiaries, as reflected in our consolidated financial statements amounted to a benefit of $0.7 million and a provision of $1.5 million for the years ended December 31, 2011 and 2010, respectively.

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

On December 20, 2010, we issued $200.0 million in unsecured senior notes that mature on January 15, 2018, which we refer to as the Senior Notes. The Senior Notes bear interest at an annual rate of 10.75%, which is payable each January 15th and July 15th. The first payment was made on July 15, 2011. In accordance with the indenture governing the Senior Notes, we are subject to certain limitations on issuing additional debt and are required to submit quarterly and annual financial reports to the holders of our Senior Notes. The Senior Notes are redeemable at our option beginning on January 15, 2015 at 105.375% of par, plus accrued interest. The redemption price decreases to 102.688% of par on January 15, 2016 and to 100% of par on January 15, 2017. Under certain circumstances, prior to January 15, 2015, we may at our option redeem all, but not less than all, of the Senior Notes at a redemption price equal to 100% of the principal amount of the Senior Notes, plus accrued interest and a premium as defined in the Senior Notes indenture. The Senior Notes rank equally in right of repayment with all of our other senior indebtedness but are subordinated to our secured indebtedness to the extent of the value of the assets securing that indebtedness.

On December 20, 2010, in connection with the closing of our Senior Notes offering, we amended our senior secured credit facility and applied $129.0 million of the net proceeds that we received from the offering to repay $19.0 million in principal owed under our Revolver and $110.0 million of the $224.4 million principal then outstanding under our Term Loan. On October 26, 2012, we entered into a second amendment to the credit facility, which became effective on October 29, 2012 after the payment of certain required fees and expenses. The second amendment provides for the elimination of the interest coverage ratio requirements and the adjustment of the senior secured leverage ratio requirements from 2.75:1.00 to 3.00:1.00 beginning with the fiscal quarter ending September 30, 2012. In connection with the second amendment, we elected to reduce the maximum amount available under the Revolver from $110 million to $60 million. As of December 31, 2012, we had $14.0 million outstanding and $46.0 million available under the Revolver and were in compliance with all loan covenants.

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

Long-term debt consists of the following as of December 31, 2012 (in thousands):

Term Loan	$102,500
Revolving credit facility	14,000
Senior Notes	200,000
Capital lease obligations	336

Total:	316,836
Less:
Original issue discount, net	(871)
Current portion	(106)

Long-term debt, net of current portion	$315,859

As of December 31, 2012, future maturities of long-term debt are as follows (in thousands):

Years ending December 31,
2013	$106
2014	97
2015	14,063
2016	102,557
2017	14
Thereafter	200,000

$316,837

Contingent Consideration for Acquisitions Prior to January 1, 2009

In connection with the majority of our acquisitions, we have agreed to pay additional consideration annually over future periods of three to five years based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. For acquisitions prior to January 1, 2009, we do not accrue contingent consideration obligations prior to the attainment of the objectives and the amount owed becomes fixed and determinable and is agreed to by the sellers. For the years ended December 31, 2010, 2011 and 2012, we paid consideration under contingent notes of $17.0 million, $12.7 million and $8.3 million, respectively, related to acquisitions prior to January 1, 2009, resulting in the recognition of additional goodwill. Subsequent to December 31, 2012, we paid $3.4 million for consideration under contingent notes related to acquisitions completed prior to January 1, 2009. We expect to make no further contingent payments related to acquisitions completed prior to January 1, 2009.

Contingent Consideration for Acquisitions Subsequent to January 1, 2009

We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. These estimates involve significant projections regarding future performance of the acquired practices. If actual future results differ significantly from current estimates, the actual payments for contingent consideration will differ correspondingly. For the years ended December 31, 2011 and 2012, we paid consideration under contingent notes of $7.9 million and $21.3 million, respectively, related to acquisitions subsequent to January 1, 2009. As of December 31, 2012, the fair value of contingent consideration related to the acquisitions since January 1, 2009 was $26.3 million, representing the present value of approximately $29.9 million in estimated future payments over the next four years, inclusive of $18.1 million we estimated to pay in 2013. For practices acquired since January 1, 2009, the potential maximum principal amount of contingent consideration payable over the next four years is $76.4 million. Lesser amounts will be paid for earnings below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. For acquisitions completed since January 1, 2009, future payments will be reflected in the change in the fair value of the contingent consideration.

As discussed in Note 11 of our Consolidated Financial Statements in this Annual Report, the computation of the annual operating earnings is subject to review and approval by sellers prior to payment. In connection with one of our contingent notes, the sellers have asserted we owe an additional $1.6 million. The Company’s management believes its computations are correct; however, at this time we cannot predict the outcome of this matter.

Medical Malpractice Insurance

We are insured on a claims-made basis up to our policy limits through a third party malpractice insurance policy. We establish reserves, on an undiscounted basis, for self-insured deductibles, claims incurred and reported and claims incurred but not reported (IBNR) during the policy period. We had recorded medical malpractice liabilities of $0.6 million and $4.6 million as of December 31, 2011 and 2012, respectively, which were included in accounts payable, accrued expenses and other current liabilities. We also record a receivable from our insurance carrier for expected recoveries. Expected insurance recoveries, which are included in prepaid expenses and other current assets, were $0.4 million and $4.0 million, as of December 31, 2011 and 2012, respectively. So long as we maintain third party malpractice insurance policies, the IBNR claims will be covered by such third party policy up to the policy limits.

Cash and Working Capital

As of December 31, 2012, we have cash and cash equivalents of $10.8 million. Our primary uses of cash are to fund our operations, service debt including contingent notes, make selected acquisitions and purchase property and equipment. Cash used to fund our operations excludes the impact of non-cash items, such as the allowance for doubtful accounts, depreciation, impairments of goodwill and other intangible assets, changes in the fair value of the contingent consideration and non-cash stock-based compensation, and is impacted by the timing of our payments of accounts payable and accrued expenses and collections of accounts receivable.

As of December 31, 2012, we had negative working capital of $4.1 million. We require significant cash flow to service our existing debt obligations. We believe that the reduction in Medicare reimbursement for 2013, and any corresponding reduction in reimbursement from non-governmental payors, together with anticipated increases to our physician compensation expenses and other operating costs for 2013, will have a significant negative impact on our free cash flow during 2013. As of December 31, 2012, we had $46.0 million available under our Revolver. We believe our current cash and cash equivalents, together with cash from operations and the amount available under our Revolver, will be sufficient to fund our working capital requirements through 2013. In order to access the amounts available under our Revolver, we must meet the financial tests and ratios contained in our senior secured credit facility. We currently expect to meet these financial tests and ratios at least through the end of 2013. Nonetheless, we may not achieve all of our business goals and objectives and events beyond our control could affect our ability to meet these financial tests and ratios and limit our ability to access the amounts otherwise available under our Revolver.

Cash From Operating Activities

Net cash provided by operating activities, inclusive of the discontinued operation, during the year ended December 31, 2012 was $29.5 million compared to $47.6 million during the year ended December 31, 2011. Net cash provided by operating activities for the year ended December 31, 2012 reflected a net loss of $160.9 million and certain adjustments for non-cash items, including $169.6 million for write-offs of goodwill and other intangible assets, $26.9 million of depreciation and amortization, $2.4 million of amortization of debt issue costs and original issue discount, $1.1 million of equity compensation costs, a $1.0 million loss on the sale of a discontinued operation and a $0.8 million write-off of deferred debt issue costs and original issue discount, partially offset by a $4.2 million decrease in the fair value of contingent consideration and a $7.3 million decrease in deferred income taxes. Net cash provided by operating activities for the year ended December 31, 2012 also reflected a decrease of $5.1 million in net accounts receivable, a $4.0 million increase in prepaid expenses, a $0.3 million decrease in prepaid income taxes, a $1.9 million increase in accounts payable, accrued expenses and other current liabilities and a $3.3 million decrease in accrued compensation. As of December 31, 2012 our DSO (Days Sales Outstanding) was 41 days, which is down 2 from 43 days as of December 31, 2011.

Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2012 was $33.3 million compared to $66.4 million during the year ended December 31, 2011. Net cash used in investing activities during the year ended December 31, 2012 primarily consisted of $29.5 million for the payment of contingent notes and $3.8 million of purchases of property and equipment. The purchases of equipment during 2012 included approximately $1.5 million of office equipment, furniture and leasehold improvements, $1.7 million of computer equipment and software, $0.6 million of laboratory equipment.

Cash Provided By (Used In) Financing Activities

Net cash used in financing activities for the year ended December 31, 2012 was $1.6 million compared to $4.8 million for the year ended December 31, 2011. For the year ended December 31, 2012, we paid $11.9 million under our Term Loan, $2.8 million under subordinated notes payable, approximately $0.7 million of debt issue costs and $0.1 million of principal on capital leases, partially offset by $14.0 million net borrowings under our revolving credit facility.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations and commitments as of December 31, 2012 (in thousands):

	Payments Due by Period
Contractual obligations	2013	2014	2015	2016	2017	Thereafter	Total
Term loans	$—	$—	$—	$102,500	$—	$—	$102,500
Senior unsecured notes	—	—	—	—	—	200,000	200,000
Revolving line of credit	—	—	14,000	—	—	—	14,000
Operating lease obligations	136	114	73	61	14	—	398
Estimated interest on term loans(1)	6,406	6,406	6,406	2,598	—	—	21,816
Estimated interest on senior secured notes	21,500	21,500	21,500	21,500	21,500	10,750	118,250
Operating leases	3,885	3,576	3,218	2,471	2,105	3,732	18,987
Supplies agreements	768	768	768	106	—	—	2,410

Total	$32,695	$32,364	$45,965	$129,236	$23,619	$214,482	$478,361

(1)	Estimated interest payments on our Term Loans calculated using the current effective interest rates (LIBOR (subject to a floor of 2.00 percent), plus 4.25 percent per annum) multiplied by the pro forma outstanding balances as of December 31, 2012.

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

Our net revenue is recorded net of contractual allowances, which represent the estimated differences between the amount billed and the estimated payment to be received from third party payors, including Medicare. Adjustments to the estimated contractual allowances, which are based on actual receipts from third-party payors, including Medicare, are recorded upon settlement. Our billing is currently processed through multiple systems. We have an ongoing process to evaluate and record our estimates for contractual allowances based on information obtained from each of these billing systems. This information includes aggregate historical billing and contractual adjustments, billings and contractual adjustments by payor class, accounts receivable by payor class, aging of accounts receivable, historical cash collections and related cash collection percentages by payor and/or aggregate cash collections compared to gross charges. In addition, we may take into account the terms and reimbursement rates of our larger third party payor contracts and allowables under government programs in determining our estimates.

The process for estimating the ultimate collection of accounts receivable associated with our services involves significant assumptions and judgment. The provision for doubtful accounts and the related allowance are adjusted periodically, based upon an evaluation of historical collection experience with specific payors for particular services, anticipated collection levels with specific payors for new services, industry reimbursement trends, accounts receivable aging and other relevant factors. The majority of our provision for doubtful accounts relates to our estimate of uncollectible amounts from patients who are either uninsured and may fail to pay their coinsurance or deductible obligations. Changes in these factors in future periods could result in increases or decreases in our provision for doubtful accounts and impact our results of operations, financial position and cash flows.

The degree of information used in making our estimates varies based on the capabilities and information provided by each of our billing systems. Due to our multiple billing systems and the varying degree of billing information and system capabilities, the following should be noted regarding our estimates of allowances for contractual adjustments and doubtful accounts.

First, our billing systems are unable to quantify amounts pending approval from third parties. However, we generally operate in most markets as an in-network provider, and we estimate that approximately 88 percent of our diagnostic testing services are paid for by locally-focused in-network providers. As of December 31, 2012 our DSO (Days Sales Outstanding) averaged 41 days.

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

As of December 31, 2012, for each 1.0 percent change in our estimate for the allowance for contractual adjustments, net revenue would have increased or decreased approximately $0.8 million. As of December 31, 2012, for each 1.0 percent change in our estimate for the allowance for doubtful accounts, our provision for doubtful accounts would have increased or decreased by approximately $0.5 million.

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

The discount rates used in estimating the fair value of contingent consideration incorporate current market interest rates adjusted for company specific risks at the acquired labs. At December 31, 2012 the discount rates used ranged from 13.7 percent to 18.3 percent.

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

During the fourth quarter of 2012, we changed the date of our annual impairment test from September 30th to November 30th. The change was made to more closely align the impairment testing date with our long-range planning and forecasting process and the annual release of the Medicare Fee Schedule by the Centers for Medicare & Medicaid Services (CMS). We believe the change in accounting principle related to changing our annual impairment testing date did not delay, accelerate, or avoid an impairment charge. We have determined that this change in accounting principle is preferable under the circumstances and does not result in adjustments to our financial statements when applied retrospectively. During 2012, our annual impairment test was performed as of September 30, 2012 and again as of November 30, 2012.

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

On a quarterly basis, we perform a review of our business to determine if events or changes in circumstances have occurred which could have a material adverse effect on our fair value and the fair value of our goodwill. If such events or changes in circumstances were deemed to have occurred, we would perform an impairment test of goodwill as of the end of the quarter, consistent with the annual impairment test, and record any noted impairment loss.

We also consider the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information.

Intangible assets acquired as the result of a business combination are recognized at fair value, as an asset apart from goodwill if the asset arises from contractual or other legal rights, or if it is separable. Intangible assets, principally representing the fair value of customer relationships, health care facility agreements and non-competition agreements acquired, are capitalized and amortized on the straight-line method over their expected useful life, which generally ranges from 4 to 18 years.

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

Recent Accounting Pronouncements

New accounting pronouncements that we have recently adopted, as well as those that have been recently issued but not yet adopted by us, are included under the heading “Recent Accounting Standards Updates” in Note 1 to the Financial Statements in this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We maintain our cash balances at high quality financial institutions. The balances in our accounts may periodically exceed amounts insured by the Federal Deposit Insurance Corporation, which insures deposits of up to $250,000 as of December 31, 2012. We do not believe we are exposed to any significant credit risk and have not experienced any losses.

As of December 31, 2012, we had outstanding balances of $14.0 million under our revolving credit facility maturing May 2015 and $102.5 million under our term loan maturing May 2016, each of which accrues interest at a variable rate of LIBOR (subject to a floor of 2.00 percent) plus 4.25 percent per annum. As of December 31, 2012, the short term LIBOR rates used as the base for calculating the interest rates for our revolving credit facility and term loan were approximately 0.30%. As such, changes in the LIBOR rates would not impact our interest expense until the 2.00% floor is exceeded. Based upon the balances outstanding under our revolving credit facility and term loan as of December 31, 2012, for every 100 basis point increase in the LIBOR rates over the 2.00 percent floor, we would incur approximately $1.2 million of additional annual interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Members

Aurora Diagnostics Holdings, LLC

Palm Beach Gardens, FL

We have audited the accompanying consolidated balance sheets of Aurora Diagnostics Holdings, LLC and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, members’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule of Aurora Diagnostics Holdings, LLC listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aurora Diagnostics Holdings, LLC and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 to the financial statements, in 2012 Aurora Diagnostics Holdings, LLC elected to change its annual impairment test of goodwill from September 30th to November 30th.

/s/ McGladrey LLP

Fort Lauderdale, Florida

March 25, 2013

Aurora Diagnostics Holdings, LLC

Consolidated Balance Sheets

(in thousands)

	December 31,
	2011	2012
Assets
Current Assets
Cash and cash equivalents	$16,262	$10,842
Accounts receivable, net	35,225	29,638
Prepaid expenses and other assets	3,196	7,028
Prepaid income taxes	1,144	820
Deferred tax assets	269	153

Total current assets	56,096	48,481

Property and equipment, net	12,306	11,155

Other Assets:
Deferred debt issue costs, net	9,944	7,562
Deposits and other noncurrent assets	339	288
Deferred tax assets—noncurrent	3,035	—
Goodwill	375,131	243,481
Intangible assets, net	150,112	98,138

	538,561	349,469

	$606,963	$409,105

Liabilities and Members’ Equity
Current Liabilities
Current portion of long-term debt	$2,910	$106
Current portion of fair value of contingent consideration	19,270	17,216
Accounts payable, accrued expenses and other current liabilities	14,652	16,297
Accrued compensation	12,377	9,008
Accrued interest	10,019	9,980

Total current liabilities	59,228	52,607
Long-term debt, net of current portion	313,352	315,859
Deferred tax liabilities	20,840	10,493
Fair value of contingent consideration, net of current portion	32,450	9,040
Other liabilities	1,203	879
Commitments and Contingencies
Members’ Equity
Common member units, 23,549,812 units issued and outstanding	199,950	199,993
Equity based compensation and transaction costs	(2,248)	(1,100)
Retained deficit	(17,812)	(178,666)

Total Members’ Equity	179,890	20,227

	$606,963	$409,105

See Notes to Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Consolidated Statements of Comprehensive Loss

Years Ended December 31, 2010, 2011 and 2012

(in thousands)

	December 31,
	2010	2011	2012
Net revenue	$203,552	$268,695	$277,886

Operating costs and expenses:
Cost of services	90,256	119,938	134,877
Selling, general and administrative expenses	46,978	63,346	64,230
Provision for doubtful accounts	12,435	18,147	18,343
Intangible asset amortization expense	18,606	22,798	22,270
Management fees	2,189	2,846	2,875
Impairment of goodwill and other intangible assets	4,871	14,168	168,498
Write-off of public offering costs	—	4,445	—
Acquisition and business development costs	1,032	878	418
Change in fair value of contingent consideration	983	12,535	(4,193)

Total operating costs and expenses	177,350	259,101	407,318

Income (loss) from continuing operations	26,202	9,594	(129,432)

Other income (expense):
Interest expense	(17,041)	(32,545)	(32,531)
Write-off of deferred debt issue costs	(9,259)	—	(848)
Loss on extinguishment of debt	(2,296)	—	—
Other income (expense)	16	(35)	17

Total other expense, net	(28,580)	(32,580)	(33,362)

Loss from continuing operations before income taxes	(2,378)	(22,986)	(162,794)
Provision (benefit) for income taxes	1,487	(740)	(5,109)

Net loss from continuing operations	(3,865)	(22,246)	(157,685)
Discontinued operations:
Income (loss) from operations	214	(10,620)	(2,189)
Loss on sale	—	—	(980)

Income (loss) from discontinued operations	214	(10,620)	(3,169)
Net loss	$(3,651)	$(32,866)	$(160,854)

Change in fair value of derivative	125	—	—

Comprehensive loss	$(3,526)	$(32,866)	$(160,854)

See Notes to Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Consolidated Statement of Members’ Equity

Years Ended December 31, 2010, 2011 and 2012

(in thousands, except for member units)

	Member Units	Member Contributions (Distributions)	Accumulated Other Comprehensive Income (Loss)	Equity Based Compensation and Transaction Costs	Retained (Deficit) Earnings	Total Members’ Equity
Balance, December 31, 2009	131,382	$201,929	$(125)	$(3,661)	$18,921	$217,064
Components of comprehensive loss
Net loss	—	—	—	—	(3,651)	(3,651)
Fair value of derivative	—	—	125	—	—	125

Comprehensive loss	—	—	125	—	(3,651)	(3,526)
Contributions from members	—	8,500	—	—	—	8,500
Distributions to members	—	(8,500)	—	—	—	(8,500)
Tax distributions to members	—	(1,979)	—	—	—	(1,979)
Special distribution	—	(2,535)	—	—	—	(2,535)
Repayment of member notes receivable	—	2,535	—	—	—	2,535
Dividends	—	—	—	—	(216)	(216)

Balance, December 31, 2010	131,382	$199,950	$—	$(3,661)	$15,054	$211,343
Components of comprehensive loss
Net loss	—	—	—	—	(32,866)	(32,866)

Comprehensive loss	—	—	—	—	(32,866)	(32,866)
Exchange of membership units, net	23,418,430	—	—	—	—	—
Equity based compensation	—	—	—	1,413	—	1,413

Balance, December 31, 2011	23,549,812	$199,950	$—	$(2,248)	$(17,812)	$179,890
Components of comprehensive loss
Net loss	—	—	—	—	(160,854)	(160,854)

Comprehensive loss	—	—	—	—	(160,854)	(160,854)
Equity based compensation	—	—	—	1,148	—	1,148
Contributions from members	—	43	—	—	—	43

Balance, December 31, 2012	23,549,812	$199,993	$—	$(1,100)	$(178,666)	$20,227

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Years Ended December 31, 2010, 2011 and 2012

(in thousands)

	2010	2011	2012
Cash Flows From Operating Activities
Net loss from continuing operations	$(3,865)	$(22,246)	$(157,685)
Loss from discontinued operation	214	(10,620)	(3,169)

Net loss	(3,651)	(32,866)	(160,854)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,258	27,243	26,938
Amortization of deferred debt issue costs	1,365	2,000	2,105
Amortization of original issue discount on debt	468	286	281
Deferred income taxes	(1,920)	(4,573)	(7,296)
Equity based compensation costs	—	1,413	1,148
Change in fair value of contingent consideration	983	12,535	(4,193)
Impairment of goodwill and other intangible assets	4,871	24,471	169,589
Write-off of public offering costs	—	4,445	—
Write-off of deferred debt issue costs	9,259	—	848
Loss on extinguishment of debt	2,296	—	—
Loss on sale of discontinued operation	—	—	980
Loss on disposal of property	—	35	13
Changes in assets and liabilities, net of working capital acquired in business combinations:
(Increase) decrease in:
Accounts receivable	(5,751)	(5,797)	5,054
Prepaid income taxes	(1,264)	253	324
Prepaid expenses	(159)	(856)	(4,035)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(240)	5,752	1,888
Accrued compensation	670	4,095	(3,274)
Accrued interest	(2,184)	9,156	(39)

Net cash provided by operating activities	27,001	47,592	29,477

Cash Flows From Investing Activities
Purchase of property and equipment	(3,217)	(5,795)	(3,835)
(Increase) decrease in deposits and other noncurrent assets	(36,990)	225	51
Payment of contingent notes	(16,979)	(20,529)	(29,531)
Businesses acquired, net of cash acquired	(33,699)	(40,324)	—
Proceeds from sale of disconinued operation, net	—	—	9

Net cash used in investing activities	(90,885)	(66,423)	(33,306)

Cash Flows From Financing Activities
Payments of capitalized lease obligations	(53)	(70)	(121)
Borrowings under new term loan facility	225,000	—	—
Repayments under former term loan facility	(209,100)	—	—
Repayments under current term loan facility	(110,563)	—	(11,938)
Issuance of senior notes	200,000	—	—
Repayments of subordinated notes payable	(2,860)	(2,688)	(2,840)
Net borrowings under revolver	—	—	14,000
Payment of debt issuance costs	(20,161)	(1,312)	(735)
Payment of public offering costs	(3,667)	(778)	—
Contributions from members, net of tax distributions	(2,195)	—	43

Net cash provided by (used in) financing activities	76,401	(4,848)	(1,591)

Net increase (decrease) in cash	12,517	(23,679)	(5,420)
Cash and cash equivalents, beginning	27,424	39,941	16,262

Cash and cash equivalents, ending	$39,941	$16,262	$10,842

(Continued)

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2010, 2011 and 2012

(in thousands)

	2010	2011	2012
Supplemental Disclosures of Cash Flow Information
Cash interest payments	$17,392	$20,952	$30,185

Cash tax payments, including member tax distributions	$6,550	$3,232	$2,462

Supplemental Schedule of Noncash Investing and Financing Activities
Fair value of contingent consideration issued in acquisitions	$22,613	$20,510	$—

Capital lease obligations	$183	$47	$215

See Notes to Consolidated Financial Statements.

Note 1. Nature of Business; Discontinued Operation and Significant Accounting Policies

Nature of business

Aurora Diagnostics Holdings, LLC and subsidiaries (the “Company”) was organized in the State of Delaware as a limited liability company on June 2, 2006 to operate as a diagnostic services company. The Company’s practices provide physician-based general anatomic and clinical pathology, dermatopathology and molecular diagnostic services and other esoteric testing services to physicians, hospitals, clinical laboratories and surgery centers. The Company’s operations consist of one reportable segment.

The Company operates in a highly regulated industry. The manner in which licensed physicians can organize to perform and bill for medical services is governed by state laws and regulations. Businesses like the Company often are not permitted to employ physicians or to own corporations that employ physicians or to otherwise exercise control over the medical judgments or decisions of physicians.

In states where the Company is not permitted to directly own a medical services provider or for other commercial reasons, it performs only non-medical administrative and support services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine. In those states, the Company conducts business through entities that it controls, and it is these affiliated entities that employ the physicians who practice medicine. In such states, the Company generally enters into a contract that restricts the owners of the affiliated entity from transferring their ownership interests in the affiliated entity and otherwise provides the Company or its designee with a controlling voting or financial interest in the affiliated entity and its laboratory operations. This controlling financial interest generally is obtained pursuant to a long-term management services agreement between the Company and the affiliated entity. Under the management services agreement, the Company exclusively manages all aspects of the operation other than the provision of medical services. Generally, the affiliated entity has no operating assets because the Company acquired all of its operating assets at the time it acquired the related laboratory operations. In accordance with the relevant accounting guidance, these affiliated entities are included in the consolidated financial statements of Aurora Diagnostics Holdings, LLC.

Discontinued Operation

On August 31, 2012, the Company sold one hundred percent of its equity in one of its subsidiaries. This discontinued operation was a clinical laboratory, which provided services to assisted living facilities and skilled nursing facilities and had experienced declining revenue and increasing losses over the preceding quarters. The Company sold the subsidiary for $150,000 and incurred $141,000 of transaction related costs.

The following is a summary of the operating results of the discontinued operation for the years ended December 31, 2010, 2011 and 2012 (in thousands):

	2010	2011	2012 (a)
Discontinued operation:
Net revenue	$9,285	$8,799	$3,826

Loss from operations (b)	$214	$(10,620)	$(2,189)
Loss on sale	—	—	(980)

Net loss from discontinued operation	$214	$(10,620)	$(3,169)

(a)	Operating results for the year ended December 31, 2012 reflect operations through the date of sale, August 31, 2012.
(b)	The year ended December 31, 2012 reflects a $1.1 million impairment of goodwill and other intangible assets. The year ended December 31, 2011 reflects a $10.3 million impairment of goodwill and other intangible assets.

The following is a summary of the assets and liabilities of the discontinued operation as of the transaction date on August 31, 2012 (in thousands):

Assets
Accounts receivable, net	$533
Prepaid expenses	203
Property and equipment	544

Total assets	$1,280

Liabilities
Accounts payable and accrued expenses	$196
Accrued compensation	95

Total liabilities	$291

Summary of Significant Accounting Policies

Principles of consolidation: The accompanying consolidated financial statements of the Company include the accounts of Aurora Diagnostics Holdings, LLC, its wholly-owned subsidiaries and companies in which the Company has a controlling financial interest by means other than the direct record ownership of voting stock. All accounts and transactions between the entities have been eliminated in consolidation.

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

Fair value of financial instruments: As of December 31, 2011 and 2012, the carrying amounts of cash, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value based on the short maturity of these instruments. Refer to Note 12 for discussion of the fair value of the Company’s interest rate cap, contingent consideration issued in acquisitions and long-term debt.

Revenue recognition and accounts receivable: The Company recognizes revenue at the time services are performed. Unbilled receivables are recorded for services rendered during, but billed subsequent to, the reporting period. Revenue is reported at the estimated realizable amounts from patients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. The provision for doubtful accounts and the related allowance are adjusted periodically based upon an evaluation of historical collection experience with specific payors for particular services, anticipated collection levels with specific payors for new services, industry reimbursement trends, and other relevant factors. Changes in these factors in future periods could result in increases or decreases in the Company’s provision for doubtful accounts and impact its results of operations, financial position and cash flows. In 2010, 2011 and 2012, approximately 27%, 27% and 26%, respectively, of the Company’s consolidated net revenues were generated by Medicare and Medicaid programs.

Segment Reporting: The Company operates throughout the United States in one reportable segment, the medical laboratory industry. Medical laboratories offer a broad range of testing services to the medical profession. The Company’s testing services are categorized based upon the nature of the test: general anatomic pathology, clinical pathology, dermatopathology, molecular diagnostic services and other esoteric testing services to physicians, hospitals, clinical laboratories and surgery centers. Our revenue consists of payments or reimbursements for these services. For the year ended December 31, 2012, our revenue consisted of 59% from private insurance, including managed care organizations and commercial payors, 26% from Medicare and Medicaid and 15% from physicians and individual patients.

Cash and cash equivalents: The Company considers deposits and investments that have original maturities of less than three months, when purchased, to be cash equivalents. The Company maintains its cash balances at high quality financial institutions. At December 31, 2011 and 2012, the Company’s balances in its accounts exceeded amounts insured by the Federal Deposit Insurance Corporation, which insures amounts of up to $250,000. The Company does not believe it is exposed to any significant credit risk and has not experienced any losses.

Property and equipment: Property and equipment is stated at cost. Routine maintenance and repairs are charged to expense as incurred, while costs of betterments and renewals are capitalized. Depreciation is calculated on a straight-line basis, over the estimated useful lives of the respective assets, which range from 3 to 9 years. Leasehold improvements are amortized over the shorter of the term of the related lease, or the useful life of the asset.

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

Intangible assets: Intangible assets acquired as the result of a business combination are recognized at fair value, as an asset apart from goodwill if the asset arises from contractual or other legal rights, or if it is separable. Intangible assets, principally representing the fair value of customer relationships, health care facility agreements and non-competition agreements acquired, are capitalized and amortized on the straight-line method over their expected useful life, which generally ranges from 4 to 18 years.

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

On May 26, 2010, the Company entered into a $335.0 million credit facility and incurred $9.5 million of related costs. This credit facility consisted of a $225.0 million term loan, which we refer to as our Term Loan, and a $110.0 million revolving credit facility. The Company used a portion of the proceeds from the Term Loan to repay the Company’s prior term loan facility originated in December 2007. In connection with the repayment, the Company recorded a non-cash charge of approximately $4.5 million to write off the remaining unamortized original issue discount, prepaid administration fees, and debt issue costs related to the term loan facility originated in December 2007.

On December 20, 2010, the Company issued $200.0 million in unsecured senior notes, which we refer to as our Senior Notes, and incurred $6.5 million of related costs. The Company used a portion of the proceeds from the Senior Notes to repay $110.0 million of the $224.4 million principal then outstanding under the Term Loan. In connection with the repayment, the Company recorded a non-cash charge of approximately $4.7 million to write off the pro rata portion of unamortized original issue discount, prepaid administration fees, and debt issue costs related to the Term Loan.

On October 26, 2012, the Company entered into an amendment to the credit facility and incurred $0.6 million of related costs. In connection with the amendment, the Company elected to reduce the maximum amount available under the revolving credit facility from $110.0 million to $60.0 million. Furthermore, the Company made principal repayments totaling $11.9 million on the Term Loan. The Company recorded a non-cash charge of approximately $0.8 million to write off a pro rata portion of the unamortized deferred debt issue costs and original issue discount recorded in connection with the credit facility.

Interest expense from the amortization of deferred debt issue costs was $1.4 million, $2.0 million and $2.1 million for the years ended December 31, 2010, 2011 and 2012, respectively. The Company has $7.6 million in net deferred debt issue costs remaining at December 31, 2012, consisting of $2.9 million related to the May 26, 2010 credit facility, as amended and restated, and $4.7 million related to the Senior Notes. Deferred debt issue costs as of December 31, 2011 and 2012 consist of the following (in thousands):

	2011	2012
Deferred debt issue costs	$12,496	$11,574
Less accumulated amortization	(2,552)	(4,012)

Deferred debt issue costs, net	$9,944	$7,562

Medical claims insurance: The Company is insured on a claims-made basis up to its policy limits through a third party malpractice insurance policy. The Company establishes reserves, on an undiscounted basis, for self-insured deductibles, claims incurred and reported and claims incurred but not reported (IBNR) during the policy period. The Company had recorded medical claims liabilities of $0.6 million and $4.6 million as of December 31, 2011 and 2012, respectively, which are included in accounts payable, accrued expenses and other current liabilities. The Company also records a receivable from its insurance carrier for expected recoveries. Expected insurance recoveries, which are included in prepaid expenses and other current assets were $0.4 million and $4.0 million, as of December 31, 2011 and 2012, respectively. Medical claims insurance costs were $1.6 million, $2.1 million and $2.0 million for the years ended December 31, 2010, 2011 and 2012, respectively, inclusive of adjustments to the Company’s reserves for medical claims.

Income taxes: The Company is a Delaware limited liability company taxed as a partnership for federal and state income tax purposes in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, the Company is generally not subject to income taxes, and the income attributable to the limited liability company is allocated to the members in accordance with the terms of the LLC Agreement. In addition, tax distributions related to the income allocated to each member are paid out quarterly. However, certain of the Company’s subsidiaries are structured as corporations, file separate returns, and therefore are subject to federal and state income taxes. The provision for income taxes for these subsidiaries is reflected in the Company’s consolidated financial statements and includes federal and state taxes currently payable and changes in deferred tax assets and liabilities excluding the establishment of deferred tax assets and liabilities related to acquisitions. Deferred income taxes represent the estimated future tax effects resulting from the temporary difference between the carrying values (as reflected in the financial statements) and the tax reporting basis of the related assets and liabilities. The Company does not recognize a tax benefit, unless the Company concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that the Company believes has greater than a 50% likelihood of being realized. The Company records interest and penalties in income tax expense.

Concentration of credit risk: Financial instruments that potentially subject the Company to concentrations of credit risk are cash and accounts receivable. The Company’s policy is to place cash in highly-rated financial institutions. Concentration of credit risk with respect to accounts receivable is mitigated by the diversity of the Company’s payers and their dispersion across many different geographic regions. While the Company has receivables due from federal and state governmental agencies, the Company does not believe such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments and given that payment is primarily dependent on the Company’s submission of appropriate documentation.

Derivative financial instruments: From time to time, the Company uses derivative financial instruments to manage its interest rate risk. The Company records derivatives as either an asset or liability measured at their fair value. The fair value is based upon quoted market prices obtained from third party institutions. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction, based on the specific qualifying conditions as prescribed by the FASB Accounting Standards Codification on accounting for derivative instruments and hedging activities. If a derivative instrument is designated as a hedge transaction, the effective portion of changes in the fair value of the derivatives is recorded in Accumulated other comprehensive (loss) income. If it is determined that the derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting and any deferred gains or losses are recorded in the consolidated statements of operations.

Recent Accounting Standards Updates

In July 2011, the FASB issued ASU No. 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which requires certain health care entities to present the provision for bad debts related to patient service revenue as a deduction from patient service revenue in the statement of operations rather than as an operating expense. This ASU is effective for public companies with fiscal years and interim periods within those fiscal years beginning after December 15, 2011. Additional disclosures relating to a company’s sources of patient revenue and its allowance for doubtful accounts related to patient accounts receivable will also be required. The Company adopted ASU 2011-07 effective January 1, 2012. The adoption of ASU 2011-07 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210) — Disclosures About Offsetting Assets and Liabilities,” which creates new disclosure requirements about the nature of an entity’s rights of offset associated with its financial instruments and derivative instruments. ASU No. 2011-11 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of ASU 2011-11 is not expected to have a material effect the Company’s financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles – Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 allows an entity to first assess qualitative factors in determining whether events and circumstances indicate that it is more-likely-than-not that an indefinite-lived intangible asset is impaired. If an entity determines that it is not more-likely-than-not that the indefinite-lived intangible asset is impaired, then the entity is not required to perform a quantitative impairment test. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012, with earlier adoption permitted. The adoption of ASU 2012-02 is not expected to have a material effect the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 adds new disclosure requirements for amounts reclassified out of accumulated other comprehensive income (“AOCI”). The total changes in AOCI must be disaggregated between reclassification adjustments and current period other comprehensive income. This new standard also requires an entity to present reclassification adjustments out of AOCI either on the face of the income statement or in the notes to the financial statements based on their source and the income statement line items affected by the reclassification. This standard is effective prospectively for the Company for interim and annual periods beginning on January 1, 2013. The adoption of ASU 2013-02 is not expected to have a material effect the Company’s financial position, results of operations or cash flows.

Note 2. Acquisitions

In connection with this acquisition related activity, during 2010, 2011 and 2012, the Company has expensed $1.0 million, $0.9 million and $0.4 million, respectively, of transaction costs associated with its completed acquisitions and business development costs in the accompanying consolidated statements of operations.

2010 Acquisitions

During 2010, the Company acquired four pathology practices. On January 1, 2010, the Company acquired 100% of the equity of two pathology practices for an aggregate cash purchase price of $17.0 million. On March 12, 2010 the Company acquired 100% of the equity of a pathology practice for a cash purchase price of $22.5 million. The Company funded the cash portion of the acquisitions using $31.0 million of cash primarily related to Class A-1 member contributions and an additional $8.5 million related to the sale of Class Z membership interests. On October 8, 2010, the Company acquired 100% of the equity of a pathology practice for a cash purchase price of approximately $14.0 million using funds drawn on its revolving line of credit. In each transaction, the Company issued contingent consideration payable over three to five years based upon the future performance of the acquired practice. The total acquisition date fair value of the contingent consideration issued for the 2010 acquisitions was $22.6 million.

2011 Acquisitions

During 2011, the Company acquired four pathology practices. On January 1, 2011, the Company acquired 100% of the equity of two pathology practices for an aggregate cash purchase price of $36.9 million. These acquisitions were funded on December 31, 2010 and, therefore, the cash paid totaling $36.9 million was included in Deposits and other non-current assets as of December 31, 2010. On June 2, 2011, the Company acquired 100% of the equity of a third pathology practice for a cash purchase price of $14.7 million. On August 1, 2011, the Company acquired substantially all of the assets of a fourth pathology practice for a cash purchase price of $26.5 million. In each of the transactions, the Company issued contingent consideration payable over three to five years based on the future performance of the acquired practice. The total acquisition date fair value of the contingent consideration issued for the 2011 acquisitions was $20.5 million. The Company funded the cash portion of the January 1, 2011 and June 2, 2011 acquisitions using a portion of the proceeds from the Senior Notes offering on December 20, 2010. The Company funded the cash portion of the August 1, 2011 acquisition using cash on hand, as well as $14.0 million drawn on its revolving credit facility.

The following table summarizes the consideration for the acquisitions made in 2010 and 2011, excluding contingent consideration payable (in thousands):

	Date	Cash
Location	Acquired	Paid
Florida	January 1, 2010	7,976
Michigan	January 1, 2010	9,000
New Jersey	March 12, 2010	22,500
South Carolina	October 8, 2010	13,960

Total 2010 Acquisitions		$53,436

Texas	January 1, 2011	29,855
Nevada	January 1, 2011	7,000
Massachusetts	June 2, 2011	14,700
Florida	August 1, 2011	26,500

Total 2011 Acquisitions		$78,055

Contingent Consideration

In connection with its acquisitions, the Company has agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements.

For acquisitions completed prior to January 1, 2009, the Company does not accrue contingent consideration obligations prior to the attainment of the objectives and the amount owed becomes fixed and determinable. The Company paid consideration under contingent notes related to acquisitions completed prior to January 1, 2009 of $17.0 million, $12.7 million and $8.3 million for the years ended December 31, 2010, 2011 and 2012, respectively. Subsequent to December 31, 2012, the Company paid $3.4 million for consideration under contingent notes related to acquisitions completed prior to January 1, 2009. The Company expects to make no further contingent payments related to acquisitions completed prior to January 1, 2009.

As of December 31, 2012, assuming the practices acquired subsequent to January 1, 2009 achieve the maximum level of stipulated operating earnings, the maximum principal amount of contingent consideration payable over the next four years is $76.4 million. A lesser amount will be paid if the practices’ earnings are below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. For the years ended December 31, 2011 and 2012, the Company paid consideration under contingent notes related to acquisitions completed subsequent to January 1, 2009 of $7.9 million and $21.3 million, respectively. For the year ended December 31, 2010, the Company made no payments under contingent notes related to acquisitions completed subsequent to January 1, 2009. Future payments for acquisitions completed subsequent to January 1, 2009 will be reflected in the change in the fair value of the contingent consideration. The total fair value of the contingent consideration reflected in the accompanying consolidated balance sheets as of December 31, 2011 and 2012 is $51.7 million and $26.3 million, respectively.

Pro-forma information (unaudited)

The accompanying consolidated financial statements include the results of operations of the acquisitions from the date acquired through December 31, 2012.

For the year ended December 31, 2011, the 2011 acquisitions contributed net revenue of $37.3 million and net earnings, excluding intercompany charges eliminated in consolidation, of $0.5 million. For the year ended December 31, 2012, the 2011 acquisitions contributed net revenue of $51.9 million and net losses, excluding intercompany charges eliminated in consolidation, of $4.0 million. The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the 2011 acquisitions for the year ended December 31, 2011 after giving effect to amortization, depreciation, interest, income tax, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 2011. Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2011 acquisitions and does not include operational or other changes which might have been effected by the Company. The unaudited pro forma information for the year ended December 31, 2011 presented below is for illustrative purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands):

2011
Net revenue	$290,034

Net income (loss)	$(31,512)

Note 3. Accounts Receivable

Accounts receivable consisted of the following as of December 31, 2011 and 2012 (in thousands):

	2011	2012
Accounts receivable	$52,747	$46,136
Less: Allowance for doubtful accounts	(17,522)	(16,498)

Accounts receivable, net	$35,225	$29,638

Note 4. Property and Equipment

Property and equipment, including assets acquired under capital leases, as of December 31, 2011 and 2012 consisted of the following (in thousands):

	Estimated useful
	life (years)	2011	2012
Laboratory, office and data processing equipment	3 – 5	$12,088	$13,459
Building and leasehold improvements	5 – 9	5,806	6,043
Furniture, fixtures and other	5	1,162	1,207
Software	3 – 5	3,890	3,913
Vehicles	3 – 5	655	447

		23,601	25,069
Less accumulated depreciation		(12,295)	(15,990)

		11,306	9,079
Assets to be placed in service		1,000	2,076

		$12,306	$11,155

Depreciation expense, inclusive of amortization of capital leases, was $3.3 million, $4.2 million and $4.6 million for the years ended December 31, 2010, 2011 and 2012, respectively.

Note 5. Goodwill and Intangible Assets

The following table presents adjustments to goodwill during the years ended December 31, 2011 and 2012 (in thousands):

	2011	2012
Goodwill, beginning of period	$329,199	$375,131
Acquisitions	52,480	—
Contingent notes (a)	12,654	8,260
Goodwill impairment (b)	(19,202)	(139,910)

Goodwill, end of period	$375,131	$243,481

(a)	Related to acquisitions completed prior to January 1, 2009.
(b)	Includes $6.7 million and $0.9 million for the years ended December 31, 2011 and 2012, respectively, for the impairment of goodwill recognized at the discontinued operation, which was sold on August 31, 2012.

For the years ended December 31, 2010, 2011 and 2012, the Company recorded expense for the amortization of intangible assets expense of $18.6 million, $22.8 million and $22.3 million, respectively, related to its continuing operations and $0.3 million, $0.3 million and $25,000, respectively, related to its discontinued operation. The Company’s balances for intangible assets as of December 31, 2011 and 2012 and the related accumulated amortization are set forth in the table below (in thousands):

		Weighted Average	December 31, 2011
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	4 –10	9	$152,249	$(50,736)	$101,513
Health care facility agreements	4 –18	14	60,716	(14,631)	46,085
Noncompete agreements	4 – 5	5	5,678	(3,164)	2,514

Total intangible assets			$218,643	$(68,531)	$150,112

		Weighted Average	December 31, 2012
	Range	Amortization Period		Accumulated
	(Years)	(Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 –10	9	$132,740	$(60,846)	$71,894
Health care facility agreements	4 – 18	11	28,360	(3,636)	24,724
Noncompete agreements	3 – 5	5	4,778	(3,258)	1,520

Total intangible assets			$165,878	$(67,740)	$98,138

As of December 31, 2012, estimated future amortization expense is as follows (in thousands):

Year Ending December 31,
2013	$18,601
2014	17,911
2015	17,618
2016	17,108
2017	11,353
Thereafter	15,547

$98,138

Impairment of Goodwill and Other Intangible Assets

For purposes of testing goodwill for impairment, with the exception of four practices for which operations have been combined into two reporting units, each of the Company’s acquired practices is considered a separate reporting unit. To estimate the fair value of the reporting units, the Company utilizes a discounted cash flow model as the primary approach to value, supported by a market approach guideline public company method (the “GPC Method”) which is used as a reasonableness test. The results of the discounted cash flow provide reasonable estimates of the fair value of the reporting units because this approach is based on each respective unit’s actual results and reasonable estimates of future performance, and because it also takes into consideration a number of other factors deemed relevant by management, including but not limited to, expected future market revenue growth and operating profit margins. The Company has consistently used these approaches in determining the value of goodwill. The Company considers the GPC Method as an adequate reasonableness test which utilizes market multiples of industry participants to corroborate the discounted cash flow analysis. The Company believes this methodology is consistent with the approach that any strategic market participant would utilize if they were to value one of the Company’s reporting units.

2012 Impairment Testing

During the fourth quarter of 2012, the Company changed the date of its annual impairment test from September 30 to November 30. The change was made to more closely align the impairment testing date with the Company’s long-range planning and forecasting process and the annual release of the Medicare Fee Schedule by the Centers for Medicare & Medicaid Services (CMS). The Company believes that the change in accounting principle related to changing its annual impairment testing date did not delay, accelerate, or avoid an impairment charge. The Company has determined that this change in accounting principle is preferable under the circumstances and does not result in adjustments to its financial statements when applied retrospectively. During 2012, the annual impairment test was performed as of September 30, 2012 and again as of November 30, 2012.

At June 30, 2012, prior to its annual testing date, the Company identified indications of impairment at one of its reporting units. Competitive pricing pressures at this location and significant erosion in its customer base had resulted in net losses at the reporting unit. The Company recorded a non-cash impairment charge of $1.1 million to write down the carrying value of goodwill by $0.9 million and the carrying value of intangible assets by $0.2 million. This impairment charge was included in the loss from discontinued operations.

As of September 30, 2012, the Company performed qualitative analyses to assess the likelihood of impairment of goodwill at its reporting units. The Company’s assessment considered various factors, including the results of the impairment analyses performed as of September 30, 2011, changes in the carrying amount of net assets since September 30, 2011, management’s expectations of future performance, historical financial results and trends, changes in interest rates and other market conditions and other factors affecting reporting unit fair values. The Company also considered each reporting unit’s performance in relation to previous projections, the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third party payor payments, and other publicly available information. Based on its assessment, the Company determined it was more likely than not that the fair value exceeded the carrying value for nine of its nineteen reporting units. For these nine reporting units, the Company did not perform the two-step impairment testing.

As of September 30, 2012, the Company tested goodwill for potential impairment and recorded a non-cash impairment charge of $93.0 million to write down the carrying value of goodwill. The write-down of the goodwill related to eight reporting units. Regarding these reporting units, the Company believed events occurred and circumstances changed that more likely than not reduced the fair value of the intangible assets and goodwill below their carrying amounts. These events during 2012 consisted primarily of the loss of hospital contracts or customer relationships present at the acquisition date. Additionally, the Company is recognizing lower revenue from certain other continuing relationships due to changes to client bill arrangements or the switch from global billing to either technical component (TC) or professional component (PC) only services. These factors, combined with higher operating costs, including higher pathologist compensation, resulted in growth in revenue and operating profit that was slower than projected, which adversely affected the current year and expected future revenues and operating profit of the affected reporting units.

The following assumptions were made by management in determining the fair value of the reporting units and related intangibles as of September 30, 2012: (a) the discount rates ranged between 13.7% and 16.7%, based on relative size and perceived risk of the reporting unit; (b) an average compound annual growth rate (CAGR) of 3.9% during the five year forecast period; and (c) earnings before interest, taxes, depreciation, and amortization (EBITDA). The average margin of failure for testing performed as of September 30, 2012 was 38.6% at the reporting unit level. These assumptions are based on both the actual historical performance of the reporting units and management’s estimates of future performance of the reporting units.

In connection with the Company’s testing of goodwill as of September 30, 2012, one of the other reporting units was calculated to have a fair value that was 4% in excess of its carrying value. As of September 30, 2012, the Company had goodwill of $15.0 million recorded for this reporting unit. As noted above, assumptions were made regarding the revenue, operating expense, and anticipated economic and market conditions related to this reporting unit as part of the impairment analysis. Assumptions made regarding future operations involve significant uncertainty, particularly with regard to anticipated economic and market conditions that are beyond the control of the Company’s management. Potential events or circumstance that could negatively impact future performance include, but are not limited to, losses of customers, changes in regulations or reimbursement rates and increased internalization of diagnostic testing by clients.

As of September 30, 2012, the Company identified triggering events indicating the potential impairment of certain of its intangible assets. The Company tested these intangible assets, and based upon the results of its testing, recorded non-cash impairment charges of $21.6 million to write down the carrying value of intangible assets at six of its reporting units.

On November 1, 2012, CMS issued its 2013 Medicare Fee Schedule, which included reductions of certain relative value units and geographic adjustment factors used to determine reimbursement for a number of the most commonly used pathology codes, including the code used most by the Company. Additional changes were also made to other surgical pathology codes. Based on the Company’s current Medicare business mix, the Company’s management estimated the changes to the 2013 Fee Schedule, excluding any change in the conversion factor or reduction due to sequestration, would result in a reduction of annualized Medicare revenue of approximately $21 million.

As of November 30, 2012, the Company performed qualitative analyses to assess the likelihood of impairment at its reporting units. The Company’s assessment considered various factors, including the results of the impairment analyses performed as of September 30, 2012, changes in the carrying amount of net assets since September 30, 2012, management’s expectations of future performance, historical financial results and trends, changes in interest rates and other market conditions and other factors affecting reporting unit fair values. The Company also considered each reporting unit’s performance in relation to previous projections, the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third party payor payments, and other publicly available information. Based on its assessment, the Company determined it was more likely than not that the fair value exceeded the carrying value for two of the sixteen reporting units for which the Company has recorded goodwill and other intangible assets. For these two reporting units, the Company did not perform the two-step impairment testing.

As of November 30, 2012, the Company tested goodwill for potential impairment and recorded a non-cash impairment charge of $46.0 million to write down the carrying value of goodwill. The write-down of the goodwill related to six reporting units. Regarding these reporting units, the Company believed the reductions in the reimbursement rates under the 2013 Medicare Fee Schedule, as issued by CMS on November 1, 2012, resulted in a reduction in the fair value of goodwill below its carrying value.

The following assumptions were made by management in determining the fair value of the reporting units and related intangibles as of November 30, 2012: (a) the discount rates ranged between 12.8% and 15.7%, based on relative size and perceived risk of the reporting unit; (b) a CAGR of 3.3% during the five year forecast period; and (c) EBITDA with an average passing margin of 13.7% at the reporting unit level. These assumptions are based on both the actual historical performance of the reporting units and management’s estimates of future performance of the reporting units.

In connection with the Company’s testing of goodwill as of November 30, 2012, two of the other reporting units were calculated to have fair values that were 1.5% and 7.6% in excess of their carrying values. As of November 30, 2012, the Company had goodwill of $14.8 million and $5.5 million, respectively, recorded for these two reporting units. As noted above, assumptions were made regarding the revenue, operating expense, and anticipated economic and market conditions related to these reporting units as part of the impairment analysis. Assumptions made regarding future operations involve significant uncertainty, particularly with regard to anticipated economic and market conditions that are beyond the control of the Company’s management. Potential events or circumstance that could negatively impact future performance include, but are not limited to, losses of customers, changes in regulations or reimbursement rates and increased internalization of diagnostic testing by clients.

As of November 30, 2012, the Company identified triggering events indicating the potential impairment of certain of its intangible assets. The Company tested these intangible assets, and based upon the results of its testing, recorded non-cash impairment charges of $7.9 million to write down the carrying value of intangible assets at three of its reporting units.

Note 6. Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities as of December 31, 2011 and 2012 consisted of the following (in thousands):

	2011	2012
Accounts payable	$5,617	$4,611
Reserve for medical claims	560	4,605
Due to predecessor pension plan	1,194	1,194
Accrued management fees	742	1,096
Other accrued expenses	6,539	4,791

	$14,652	$16,297

Note 7. Long-Term Debt

On April 30, 2007, in conjunction with an acquisition transaction, the Company entered into a subordinated, unsecured contingent note with prior owners of one of the Company’s acquired practices. The payment amount was to be determined by the practice’s cumulative EBITDA over a five-year period, with a minimum payment not to be less than $15.0 million and a maximum payment not to exceed $30.0 million. Payment amounts included a 5.5% interest rate factor, thus the Company recorded the contingent note in the original purchase price at its minimum payment amount, discounted by the interest rate factor of 5.5%. The original discount of $2.2 million was amortized into interest expense over the term of the contingent note using the interest method. The Company made the final payment of $3.6 million under the contingent note in the three months ended September 30, 2012.

In December 2007, the Company entered into a term loan facility with a syndicate of lenders providing for a loan commitment up to $255.0 million. The term loan facility included a revolver loan, not in excess of $5.0 million, a first lien term loan commitment of $165.0 million and a second lien term loan commitment of $85.0 million. For the revolver and first lien term loan, interest was at the prime rate plus 3.25% or LIBOR plus 4.25%. For the second lien term loan, interest was at the prime rate plus 6.75% or LIBOR plus 7.75%. The term loan facility was issued with an original issue discount of $1.7 million. The original issue discount was amortized into loan interest expense using the effective interest method through May 26, 2010, when the remaining balance was repaid. In connection with the repayment on May 26, 2010, the Company recorded a non-cash write-off of the remaining unamortized original issue discount, prepaid administration fees, and debt issue costs of approximately $4.5 million and incurred a $2.3 million prepayment penalty.

On May 26, 2010, the Company entered into a $335.0 million credit facility with Barclays Bank PLC and certain other lenders. This new credit facility, which is collateralized by substantially all of the Company’s assets and guaranteed by the Company’s subsidiaries, included a $225.0 million senior secured first lien term loan facility that matures May 2016, which we refer to as our Term Loan. The credit facility also included a $110.0 million senior secured first lien revolving credit facility that matures May 2015, of which $50.0 million became available upon the closing of the new credit facility and $60.0 million became available on December 20, 2010, when the Company amended the credit facility and issued $200.0 million unsecured Senior Notes, as described below. The Term Loan bears interest, at the Company’s option, at a rate initially equal to the prime rate plus 3.25 percent per annum or LIBOR (subject to a floor of 2.00 percent) plus 4.25 percent per annum. The Company’s 2010 credit facility was used to refinance the existing credit facilities, to redeem its Class Z capital plus accrued dividends, and for acquisitions, working capital and general corporate purposes. In connection with the issuance of the $200.0 million unsecured Senior Notes, the Company’s May 2010 credit facility was amended and restated December 20, 2010.

The credit facility, as amended December 20, 2010, requires the Company to comply on a quarterly basis with certain financial covenants, including a senior secured leverage ratio calculation and an interest coverage ratio which become more restrictive over time. Also, on an annual basis the Company must not exceed a specified maximum amount of consolidated capital expenditures. In addition, the Term Loan includes negative covenants restricting or limiting the Company’s ability to, among other things, incur, assume or permit to exist additional indebtedness or guarantees; incur liens and engage in sale leaseback transactions; make loans and investments; declare dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and other business combinations; prepay, redeem or purchase certain indebtedness; amend or otherwise alter terms of its indebtedness; sell assets; enter into transactions with affiliates and alter the business it conducts without prior approval of the lenders.

On October 26, 2012, the Company entered into a second amendment to the credit facility, which became effective on October 29, 2012 after the payment of certain required fees and expenses. The second amendment provided for the elimination of the interest coverage ratio requirements and the adjustment of the senior secured leverage ratio requirements from 2.75:1.00 to 3.00:1.00 beginning with the fiscal quarter ending September 30, 2012. In connection with the second amendment, the Company elected to reduce the maximum amount available under the revolving credit facility from $110.0 million to $60.0 million. Furthermore, the Company made principal repayments totaling $11.9 million on the Term Loan. The Company recorded non-cash charges of approximately $0.8 million to write off a pro rata portion of the unamortized original deferred debt issue costs and original issue discount recorded in connection with the Term Loan. As of December 31, 2012, the Company was in compliance with all loan covenants.

On December 20, 2010, the Company issued $200.0 million in unsecured Senior Notes that mature on January 15, 2018. The Senior Notes bear interest at an annual rate of 10.75%, which is payable each January 15th and July 15th. In accordance with the indenture governing our Senior Notes, the Company is subject to certain limitations on issuing additional debt and is required to submit quarterly and annual financial reports. The Senior Notes are redeemable at the Company’s option beginning on January 15, 2015 at 105.375% of par, plus accrued interest. The redemption price decreases to 102.688% of par on January 15, 2016 and to 100% of par on January 15, 2017. Under certain circumstances, prior to January 15, 2015, the Company may at its option redeem all, but not less than all, of the notes at a redemption price equal to 100% of the principal amount of the notes, plus accrued interest and a premium as defined in the indenture governing our Senior Notes. The Senior Notes rank equally in right of repayment with all of the Company’s other senior indebtedness, but are subordinated to the Company’s secured indebtedness to the extent of the value of the assets securing that indebtedness. The Company used a portion of the proceeds from the issuance of the Senior Notes to repay $110.0 million of the $224.4 million principal then outstanding under the term loan portion of its $335.0 million credit facility. In connection with the partial repayment, the Company recorded a non-cash charge of approximately $4.7 million for the write-off of the pro rata portion of unamortized original issue discount, prepaid administration fees, and deferred debt issue costs.

Long-term debt consists of the following as of December 31, 2011 and 2012 (in thousands):

	2011	2012
Senior Notes	$200,000	$200,000
Term loan	114,438	102,500
Revolver	—	14,000
Subordinated unsecured contingent	2,840	—
Capital lease obligations	243	336

	317,521	316,836
Less:
Original issue discount, net	(1,259)	(871)
Current portion	(2,910)	(106)

Long-term debt, net of current portion	$313,352	$315,859

As of December 31, 2012, estimated future debt principal payments are as follows (in thousands):

Year Ending December 31,
2013	$106
2014	96
2015	14,063
2016	102,557
2017	14
Thereafter	200,000

$316,836

Interest Rate Derivatives

In January 2008, the Company entered into a two-year interest rate swap transaction which involved the exchange of floating for fixed rate interest payments without the exchange of the underlying principal amount. The interest rate swap had a notional amount of $125.0 million and a fixed rate of interest of 3.57%. The swap reset every 90 days and terminated on January 10, 2010. The Company received interest on the notional amount whenever the LIBOR rate exceeded 3.57% and paid interest whenever the LIBOR rate was below 3.57%. For the year ended December 31, 2010, the interest settlement amount was $0.1 million, which is reflected in interest expense in the consolidated statement of operations. The change in fair value of the derivative instrument of $0.1 million for the year ended December 31, 2010 is recognized as part of comprehensive income.

On September 23, 2010, the Company purchased an interest rate cap instrument for $0.2 million as a hedge to reduce its exposure to increases in LIBOR above 2.00%. The interest rate cap, which had a notional amount of $112.5 million, was effective from September 28, 2010 through September 30, 2012. The interest rate applicable under the cap reset each fiscal quarter, as determined on the last day of the preceding fiscal quarter. The Company would have earned interest on the notional amount to the extent that the LIBOR rate exceeded 2.00%. For the years ended December 31, 2011 and 2012, the Company recorded interest expense of $0.2 million and $7,000, respectively, for the change in fair value of the interest rate cap agreement. For the year ended December 31, 2010, the change in fair value of the interest rate cap was not significant.

Note 8. Related Party Transactions

Acquisition Target Consulting Agreement

On June 2, 2006, and as subsequently amended and restated on July 6, 2011, the Company and an entity owned by two members of the Company entered into a professional services agreement to provide certain acquisition target identification consulting services to the Company. In exchange for these services, the Company pays to the entity a monthly retainer of $23,000, plus reimbursable expenses. The entity also earns a success fee of $45,000 for each identified acquisition consummated by the Company. On August 28, 2012, the professional services agreement was amended and restated to reduce the monthly retainer to $12,000 and increase the success fee to $65,000. The entity also will be paid a fee of 8 percent of revenue for certain new business development efforts as outlined in the amended and restated agreement. During the years ended December 31, 2010, 2011 and 2012, a total of approximately $0.4 million, $0.4 million and $0.3 million, respectively, was paid to the entity. As of December 31, 2011 and 2012, the Company owed $24,000 and $13,000, respectively, to the entity.

Management and Financial Advisory Agreement

On June 2, 2006, the Company, through its wholly-owned subsidiary, and two members of the Company entered into a management services agreement. On June 12, 2009, the management agreement was amended to substitute a new member for one of the original members. The management agreement calls for the members and their affiliates to provide certain financial and management advisory services in connection with the general business planning and forecasting and acquisition and divestiture strategies of the Company. In exchange for the services, the Company pays the members management fees equal to 1.0% of revenues, plus expenses.

As of December 31, 2011 and 2012, $1.5 million and $1.1 million, respectively, of these management fees are reflected in accounts payable and accrued expenses in the accompanying consolidated balance sheets. The consolidated statement of operations includes management fees of $2.2 million, $2.8 million and $2.9 million for the years ended December 31, 2010, 2011 and 2012, respectively. During the years ended December 31, 2010, 2011 and 2012, the Company paid management fees of $2.0 million, $2.3 million and $3.3 million, respectively.

Facilities Lease Agreements

The Company has leased certain of its facilities from entities owned by physician employees or affiliated physicians who are also former owners of the acquired practices. The Company currently leases five of its facilities from affiliated physicians or entities. These five leases terminate in December 2013, December 2014, April 2017, January 2019 and October 2020. The five continuing leases provide for monthly aggregate base payments of approximately $90,000. Rent paid to the related entities was $1.1 million, $1.1 million and $1.1 million for the years ended December 31, 2010, 2011 and 2012, respectively.

Unsecured Promissory Note

On October 21, 2008, the Company entered into an unsecured promissory note with an officer and member of the Company. The note was a two-year note and accrued interest at 3.2%. The remaining balance of the note receivable was forgiven on April 28, 2010.

Note 9. Members’ Equity

Prior to April 1, 2011, the Company had multiple classes of membership interests, including Class A, A-1, B, C, X, D-1, D-2 and D-3 units. Effective as of April 1, 2011, the Company amended and restated its operating agreement in order to reclassify its existing limited liability company units as a single class of 23,549,812 units. The reclassification did not result in a material change in the unit holders’ ownership of the Company on a fully-diluted basis.

Profits and losses are generally allocated among the members in accordance with the methodology for computing capital accounts as described in the Company’s LLC Agreement. Proceeds distributable or payable to the members in connection with a liquidation or sale of the Company would be distributed or paid based on the number of units held by each member. The units would share in the proceeds of a liquidation or sale in different relative amounts based on the aggregate amount of the distributions and/or payments.

As of December 31, 2012, the Company had 23,549,812 common membership units issued and outstanding.

During 2007, certain executives of the Company made total capital contributions of $2.9 million, of which $1.4 million was paid in cash, with the remaining balances to be paid under promissory notes from the executives. These notes receivable accrued interest at 5%, were collateralized by the related membership units and were due for repayment on June 2, 2011. During 2008, the executives made total capital contributions of $0.8 million, of which $0.4 million was paid in cash, with the remaining balances to be paid under promissory notes from the executives. These notes receivable accrued interest at 5%, were collateralized by the related membership units and were due for repayment on March 7, 2013. In accordance with the terms of these promissory notes, the Company required the prepayment of the $2.2 million principal plus accrued interest due thereunder from its executive officers prior to the filing of the Company’s initial registration statement, which was filed on April 29, 2010. All such amounts were prepaid by the executive officers on April 28, 2010. Interest of approximately $40,000 on the executive notes receivable was credited to contributed capital as earned during the year ended December 31, 2010.

On March 12, 2010, the Company issued Class Z capital to existing members for total consideration of $8.5 million. In the event the Company completed a qualifying capital raise or debt refinancing within six months, the Class Z capital would receive a preferred return equal to the members’ initial contribution plus dividends. Dividends were to accrue at an annual rate of 12% for the first three months and 16% for the next three months and were payable upon a qualifying capital raise or debt refinancing. In the event the Company did not complete a qualifying capital raise or debt refinancing within six months, the Class Z capital would convert to Class A-1 units at the same valuation as the original Class A-1 units. On May 26, 2010, the Company completed a qualifying debt refinancing. On that date, the members were paid the preferred return equal to their original contribution of $8.5 million plus dividends of $0.2 million.

During 2012, certain members made contributions to the Company totaling $43,000.

The following is a table reflecting the member contributions (distributions) by type of membership interest for the years ended December 31, 2010, 2011 and 2012 (in thousands):

								Common	Contributed
	Class A	Class A-1	Class B	Class C	Class D	Class X	Class Z	Units	Capital
Balance, January 1, 2010	$146,250	$50,282	$(2,333)	$1,870	$(848)	$6,708	$—	$—	$201,929
Contributions from members	—	—	—	—	—	—	8,500	—	8,500
Return of member contibutions	—	—	—	—	—	—	(8,500)	—	(8,500)
Special distribution	—	—	—	(2,145)	—	(390)	—	—	(2,535)
Repayment of member notes receivable	—	—	—	2,145	—	390	—	—	2,535
Tax distributions	—	—	—	—	(1,979)	—	—	—	(1,979)

Balance, December 31, 2010	146,250	50,282	(2,333)	1,870	(2,827)	6,708	—	—	199,950
Exchange of membership units	(146,250)	(50,282)	2,333	(1,870)	2,827	(6,708)	—	199,950	—

Balance, December 31, 2011	—	—	—	—	—	—	—	199,950	199,950
Contributions from members	—	—	—	—	—	—	—	43	43

Balance, December 31, 2012	$—	$—	$—	$—	$—	$—	$—	$199,993	$199,993

Note 10. Equity-Based Compensation

On July 6, 2011, the Company adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan for the grant of options to purchase units of Aurora Diagnostics Holdings, LLC to employees, officers, managers, consultants and advisors of the Company and its affiliates. As of December 31, 2012, the Company has authorized the grant of up to 1,931,129 options and reserved the equivalent number of units for issuance upon the future exercise of awards pursuant to the plan. As of December 31, 2012, 1,735,000 options were outstanding and an additional 196,129 options were available for grant.

The options, which have a contractual term of 10 years, vest annually on each anniversary of the grant date. Equity compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on the Company’s historical employee turnover experience and future expectations. The grant date fair value of options expected to vest is being amortized over the vesting periods through May 2017. Equity compensation costs, which are included in selling, general and administrative expenses, were $1.4 million and $1.1 million for the years ended December 31, 2011 and 2012, respectively. As of December 31, 2012, the remaining unamortized equity compensation cost was approximately $4.3 million and the weighted average period over which the non-vested options are expected to be recognized was 3.3 years.

The following table summarizes the option activity for the year ended December 31, 2012.

		Weighted	Weighted	Aggregate
	Number	Average	Average	Intrinsic
	of	Exercise	Remaining	Value
	Options	Price	Term (years)	(in thousands)
Outstanding at beginning of year	1,931,129	$10.09
Granted	396,490	$10.00
Exercised	—	N/A
Forfeited or cancelled	(592,619)	$10.00

Outstanding at end of year	1,735,000	$10.10	8.7	$—

Vested and expected to vest at end of year	1,710,347	$10.10	8.7	$—
Exercisable at end of year	421,081	$10.17	8.6	$—

There were no options to purchase Company units granted prior to the adoption the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan on July 6, 2011.

The Company uses the Black-Scholes method to value its options. The Company considered the volatility for comparable companies in deriving estimates of volatility. The expected life is estimated based upon the vesting period and contractual life of the option. The risk free interest rate is estimated using rates for United States Treasury securities with maturities closest to the estimated life of the option.

The following table shows the weighted average grant date fair values of options and the weighted average assumptions that the Company used to develop the fair value estimates for the years ended December 31, 2011 and 2012:

	2011	2012
Weighted average fair value of options at grant date	$3.54	$4.43
Expected volatility	32%	36%
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.8%	1.3%
Expected term, in years	6.2	6.5

Note 11. Commitments and Contingencies

During the ordinary course of business, the Company has become and may in the future become subject to pending and threatened legal actions and proceedings. The Company may have liability with respect to its employees and its pathologists. Medical malpractice claims are generally covered by insurance. While the Company believes the outcome of any such pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity, if the Company is ultimately found liable under any medical malpractice claims, there can be no assurance the Company’s medical malpractice insurance coverage will be adequate to cover any such liability. The Company may also, from time to time, be involved with legal actions related to the acquisition of and affiliation with physician practices, the prior conduct of such practices, or the employment (and restriction on competition) of its physicians. There can be no assurance that any costs or liabilities for which the Company becomes responsible in connection with such claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. During 2009, the Company received two claims for refunds in the amount of $1.2 million related to payments received for services provided by the Company. In June 2010, the Company settled both claims for a total of $0.3 million.

During 2011, the Company received claims of overpayments from one payor for a total of $1.6 million. The Company intends to vigorously defend against this asserted claim; however, at this time, the ultimate outcome cannot be determined and the Company cannot reasonably estimate a potential loss relating to such claim.

Contingent Notes

As discussed in Note 2, in connection with certain of its acquisitions, the Company has agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. The computation of the annual operating earnings is subject to review and approval by sellers prior to payment. In the event there is a dispute, the Company will pay the undisputed amount and then take reasonable efforts to resolve the dispute with the sellers. If the sellers are successful in asserting their dispute additional payments could be made in future periods. In connection with one of the Company’s contingent notes, the sellers have asserted an additional $1.6 million is owed by the Company. The Company’s management believes its computations are correct; however, at this time cannot predict the outcome of this matter.

As of December 31, 2012, the fair value of contingent consideration related to acquisitions completed since January 1, 2009 was $26.3 million, representing the present value of approximately $29.9 million in estimated future payments over the next four years. Assuming these practices acquired subsequent to January 1, 2009 achieve the maximum level of stipulated operating earnings, the maximum principal amount of contingent consideration payable over the next four years is $76.4 million. A lesser amount will be paid if the practices’ earnings are below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. Future payments for acquisitions completed subsequent to January 1, 2009 will be reflected in the change in the fair value of the contingent consideration. Subsequent to December 31, 2012, the Company paid $3.4 million for consideration under contingent notes related to acquisitions completed prior to January 1, 2009. The Company expects to make no further contingent payments related to acquisitions completed prior to January 1, 2009.

Purchase Obligation

In March 2011, the Company entered into a five-year non-cancelable commitment to purchase reagents and other laboratory supplies. Under this agreement, the Company must purchase approximately $0.8 million annually of reagents and other laboratory supplies through March 2016. For the years ended December 31, 2011 and 2012, the Company made purchases of approximately $0.7 million and $1.0 million, respectively, under the obligation. At December 31, 2012, the approximate total remaining purchase commitment is approximately $2.4 million.

In connection with the commitment, the vendor provided the Company with lab testing equipment, to which the Company will receive title upon fulfillment of its purchase obligations under the commitment. The company recorded the equipment and a corresponding obligation under purchase commitment for the fair market value of the equipment of $1.4 million. The remaining obligation under this purchase commitment included in other liabilities in the accompanying condensed consolidated balance sheets was $1.2 million and $0.9 million as of December 31, 2011 and 2012, respectively.

Employment agreements

The Company has employment agreements with its executive officers and certain physician employees, the terms of which expire at various times through 2015. Such agreements provide for minimum salary levels that may be adjusted annually for cost-of-living changes and may contain incentive bonuses that are payable if specified goals are attained. Under certain of the agreements, in the event employment is terminated (other than voluntarily by the employee, by the Company for cause, or upon the death of the employee), the Company is committed to pay certain benefits, including specified monthly severance for periods from six months to two years from the date of termination.

Self-insured health benefits

Effective June 1, 2009, the Company began providing health care benefits to the majority of its employees through a partially self-insured plan. The Company records its estimate of the ultimate cost of, and reserves for, health care benefits based on computations using the Company’s loss history as well as industry statistics. In determining its reserves, the Company includes reserves for estimated claims incurred but not reported. The amount reserved for estimated claims was $0.9 million and $1.0 million as of December 31, 2011 and 2012, respectively. The ultimate cost of health care benefits will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims.

Operating leases

The Company leases various office and medical laboratory facilities and equipment under non-cancelable lease agreements with varying terms through May 2021. The terms of some of the facility leases require the Company to pay for certain taxes or common utility charges. Rent expense, including these taxes and common utility charges, was $3.9 million, $4.6 million, and $4.9 million for the years ended December 31, 2010, 2011, and 2012, respectively. Rent expense associated with operating leases that include scheduled rent increases and tenant incentives are recorded on a straight-line basis over the term of the lease. Aggregate future minimum annual rentals under the lease agreements as of December 31, 2012 are as follows (in thousands):

Year Ending December 31,
2013	$3,885
2014	3,576
2015	3,218
2016	2,471
2017	2,105
Thereafter	3,732

$18,987

Note 12. Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy has been established based on three levels of inputs, of which the first two are considered observable and the last unobservable.

Level 1:	Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

Level 2:	Inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. These are typically obtained from readily-available pricing sources for comparable instruments.

Level 3:	Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions of the data that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

Recurring Fair Value Measurements

The interest rate cap, which was entered into in September 2010, was the Company’s only derivative financial instrument. The fair value of the interest rate cap was estimated by obtaining quotations from the financial institution that is a counter party to the instrument. The LIBOR rate is observable at commonly quoted intervals over the term of these derivatives and they are therefore considered Level 2 items. The fair value is an estimate of the net amount that the Company would have to pay or would receive on that date if the agreements were canceled or transferred to other parties. The Company’s interest rate cap agreement, which matured in September 2012, was included in deposits and other noncurrent assets at its fair value of approximately $7,000 as of December 31, 2011.

As of December 31, 2011 and December 31, 2012, the fair value of contingent consideration related to acquisitions since January 1, 2009 was $51.7 million and $26.3 million, respectively. The fair value of contingent consideration is derived using valuation techniques that incorporate unobservable inputs and are considered Level 3 items. We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. Estimates for fair value of contingent consideration primarily involve two inputs, which are (i) the projections of the financial performance of the acquired practices that are used to calculate the amount of the payments and (ii) the discount rates used to calculate the present value of future payments. Changes in either of these inputs will impact the estimated fair value of contingent consideration. At December 31, 2012, the discount rates ranged from 13.7 percent to 18.3 percent.

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of December 31, 2012 (in thousands):

			Significant Other	Significant
		Quoted Prices	Observable	Unobservable
		in Active Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Current portion of fair value of contingent consideration	$17,216	$—	$—	$17,216

Fair value of contingent consideration, net of current portion	$9,040	$—	$—	$9,040

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of December 31, 2011 (in thousands):

			Significant Other	Significant
		Quoted Prices	Observable	Unobservable
		in Active Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
Assets:
Deposits and other non-current assets
Interest rate cap	$7	$—	$7	$—

Liabilities:
Current portion of fair value of contingent consideration	$19,270	$—	$—	$19,270

Fair value of contingent consideration, net of current portion	$32,450	$—	$—	$32,450

The following is a roll-forward of the Company’s Level 3 fair value instruments for the years ended December 31, 2012 and 2011 (in thousands):

	Beginning	Total (Gains) /			Ending
	Balance	Losses Realized			Balance
	January 1,	and Unrealized	Issuances	Settlements	December 31,
Year ended December 31, 2012
Contingent consideration	$51,720	$(4,193)	$—	$(21,271)	$26,256

Year ended December 31, 2011
Contingent consideration	$26,550	$12,535	$20,510	$(7,875)	$51,720

Non-Recurring Fair Value Measurements

Certain assets that are measured at fair value on a non-recurring basis, including property and equipment and intangible assets, are adjusted to fair value only when the carrying values are greater than their fair values. As described in Note 5, Goodwill and Intangible Assets, the Company completed its annual impairment evaluations as of September 30, 2011 and 2012, and again on November 30, 2012 and recorded write-offs of goodwill and intangibles to reflect the current estimated fair value of the impaired reporting units. The fair value was derived with fair value models utilizing unobservable inputs that therefore are considered Level 3 items.

As of December 31, 2012 and 2011 the carrying amounts of cash, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value based on the short maturity of these instruments. As of December 31, 2012 and 2011, the fair value of the Company’s long-term debt was $292.7 million and $316.3 million, respectively. The Company uses quoted market prices and yields for the same or similar types of borrowings in active markets when available to determine the fair value of the Company’s debt. These fair values are considered Level 2 items.

Note 13. Write-off of Public Offering Costs

During the quarter ended September 30, 2011, the Company decided to delay the completion of its initial public offering. As a result, a non-cash charge of $4.4 million was recorded to write-off the previously deferred offering costs.

Note 14. Defined Contribution Plan

The Company sponsors a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer up to 100% of their compensation in accordance with IRS guidelines. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Company is required to match a portion of the employees’ contribution. For 2010, 2011 and 2012, the rate of the Company’s match was 25%, up to $1,000 per participating employee. Total expense recorded for the Company’s match was $0.2 million for 2010, $0.3 million for 2011 and $0.3 million for 2012.

Note 15. Income Taxes

The provision (benefit) for federal and state taxes was $1.5 million, ($0.7) million and ($5.1) million for the years ended December 31, 2010, 2011 and 2012, respectively. Excluding the effect of the impairment charges, the benefit for federal and state taxes would have been $2.0 million and $25.7 million for the years ended December 31, 2011 and 2012, respectively.

The provision for income taxes for certain of the Company’s subsidiaries structured as corporations and states that tax partnerships for the years ended December 31, 2010, 2011 and 2012 consist of the following (in thousands):

	2010	2011	2012
Current:
Federal	$2,872	$2,989	$1,817
State	600	829	369

Total current provision	3,472	3,818	2,186

Deferred:
Federal	(1,904)	(4,094)	(7,539)
State	(81)	(464)	244

Total deferred benefit	(1,985)	(4,558)	(7,295)

Total provision (benefit) for income taxes	$1,487	$(740)	$(5,109)

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate of 34 percent to actual income taxes, primarily for the Company’s subsidiaries structured as corporations for the years ended December 31, 2010, 2011 and 2012 was as follows (in thousands):

	2010	2011	2012
Income tax provision (benefit) at statutory rate of 34 percent	$(736)	$(11,426)	$(56,631)
Income tax (provision) benefit to partnership	1,589	7,997	27,939
Impairment of goodwill on non-deductible stock acquisitions	—	1,163	19,966
Change in fair value of contingent consideration	—	1,761	(1,462)
Contributions of assets to corporate subsidiaries	267	(912)	—
Change in federal and state deferred tax rate	—	330	(492)
Provision (benefit) for state income taxes	342	241	496
Valuation allowance	—	—	5,037
Other permanent differences	25	106	38

Provision (benefit) for income taxes	$1,487	$(740)	$(5,109)

Effective income tax rate	-69%	2%	3%

The following is a summary of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2012, respectively (in thousands):

	2011	2012
Deferred tax assets:
Allowance for doubtful accounts	$297	$150
Accrued wages	103	92
Self-insured health insurance	40	126
Intangible assets acquired	3,035	5,017
Net operating losses	—	607
Valuation allowance	—	(5,628)

Total deferred tax assets:	$3,475	$364

Deferred tax liabilities:
Intangible assets acquired	(19,927)	(9,971)
Current portion cash to accrual adjustment	(346)	(287)
Change from cash to accrual basis of accounting by the businesses acquired	(458)	(159)
Property and equipment	(455)	(362)

Total deferred tax liabilities	$(21,186)	$(10,779)

Total deferred tax liabilities, net	$(17,711)	$(10,415)

As of December 31, 2011 and 2012, respectively, current deferred tax liabilities of $175,000 and $75,000 are included in accounts payable, accrued expenses and other current liabilities in the consolidated balance sheet. The Company’s $0.6 million deferred tax asset for net operating loss carryforwards as of December 31, 2012 expire in the year 2032.

Note 16. Guarantor Subsidiaries

The following information is presented as required by regulations of the Securities and Exchange Commission in connection with the Company’s 10.75% Senior Notes due 2018. This information is not routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the Company’s consolidated financial statements are fully interdependent and integrated. Accordingly, consolidating the operating results of those separate legal entities is not representative of what the actual operating results of those entities would be on a stand-alone basis. Operating expenses of those separate legal entities include intercompany charges for management fees and other services. Certain expense items that are applicable to the Company’s subsidiaries are typically recorded in the books and records of Aurora Diagnostics Holdings, LLC. For purposes of this footnote disclosure, such balances and amounts have been “pushed down” to the respective subsidiaries either on a specific identification basis or when such items cannot be specifically attributed to an individual subsidiary, have been allocated on an incremental or proportional cost basis to Aurora Diagnostics Holdings, LLC and the Company’s subsidiaries.

The following tables present consolidating financial information as of December 31, 2011, and 2012 and for the years ended December 31, 2010, 2011 and 2012 for (i) Aurora Diagnostics Holdings, LLC, (ii) on a combined basis, the subsidiaries of the Company that are guarantors of the Company’s Senior Notes (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of the Company that are not guarantors of the Company’s Senior Notes (the “Non-Guarantor Subsidiaries”). For presentation in the following tables, Subsidiary Guarantors includes revenue and expenses and assets and liabilities for those subsidiaries directly or indirectly 100% owned by the Company, including those entities that have contractual arrangements with affiliated physician groups. Essentially, all property and equipment reflected in the accompanying consolidated balance sheets collateralize the Company’s debt. As such, as of December 31, 2011 and 2012, $4.2 million and $3.8 million, respectively, of property and equipment held by Non-Guarantor Subsidiaries are reflected under Subsidiary Guarantors in the following tables.

Consolidating Balance Sheets (in thousands):

December 31, 2011	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current Assets
Cash and cash equivalents	$14,303	$127	$1,832	$—	$16,262
Accounts receivable, net	—	16,319	18,906	—	35,225
Prepaid expenses and other assets	1,042	1,003	1,151	—	3,196
Prepaid income taxes	96	143	905	—	1,144
Deferred tax assets	—	16	253	—	269

Total current assets	15,441	17,608	23,047	—	56,096

Property and equipment, net	1,977	10,329	—	—	12,306

Other Assets:
Intercompany receivable	409,233	—	—	(409,233)	—
Deferred debt issue costs, net	9,944	—	—	—	9,944
Deferred tax assets—noncurrent	—	—	3,035	—	3,035
Deposits and other noncurrent assets	156	166	17	—	339
Goodwill	—	227,783	147,348	—	375,131
Intangible assets, net	—	77,937	72,175	—	150,112

	419,333	305,886	222,575	(409,233)	538,561

	$436,751	$333,823	$245,622	$(409,233)	$606,963

Liabilities and Members’ Equity
Current Liabilities
Current portion of long-term debt	$2,847	$63	$—	$—	$2,910
Current portion of fair value of contingent consideration	—	10,900	8,370	—	19,270
Accounts payable, accrued expenses and other current liabilities	7,875	3,035	3,742	—	14,652
Accrued compensation	4,722	3,947	3,708	—	12,377
Accrued interest	10,019	—	—	—	10,019

Total current liabilities	25,463	17,945	15,820	—	59,228
Intercompany payable	—	215,145	194,088	(409,233)	—
Long-term debt, net of current portion	313,206	146	—	—	313,352
Deferred tax liabilities	—	2,286	18,554	—	20,840
Fair value of contingent consideration, net of current portion	—	15,290	17,160	—	32,450
Other liabilities	1,203	—	—	—	1,203
Members’ Equity	96,879	83,011	—	—	179,890

	$436,751	$333,823	$245,622	$(409,233)	$606,963

December 31, 2012	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current Assets
Cash and cash equivalents	$9,637	$2	$1,203	$—	$10,842
Accounts receivable, net	—	13,676	15,962	—	29,638
Prepaid expenses and other assets	5,061	987	980	—	7,028
Prepaid income taxes	5	87	728	—	820
Deferred tax assets	—	11	142	—	153

Total current assets	14,703	14,763	19,015	—	48,481

Property and equipment, net	2,189	8,966	—	—	11,155

Other Assets:
Intercompany receivable	381,825	—	—	(381,825)	—
Deferred debt issue costs, net	7,562	—	—	—	7,562
Deposits and other noncurrent assets	150	119	19	—	288
Goodwill	—	168,497	74,984	—	243,481
Intangible assets, net	—	59,408	38,730	—	98,138

	389,537	228,024	113,733	(381,825)	349,469

	$406,429	$251,753	$132,748	$(381,825)	$409,105

Liabilities and Members’ Equity
Current Liabilities
Current portion of long-term debt	$7	$99	$—	$—	$106
Current portion of fair value of contingent consideration	—	10,820	6,396	—	17,216
Accounts payable, accrued expenses and other current liabilities	10,889	2,135	3,273	—	16,297
Accrued compensation	2,642	3,179	3,187	—	9,008
Accrued interest	9,980	—	—	—	9,980

Total current liabilities	23,518	16,233	12,856	—	52,607
Intercompany payable	—	275,070	106,755	(381,825)	—
Long-term debt, net of current portion	315,649	210	—	—	315,859
Deferred tax liabilities	—	1,756	8,737	—	10,493
Fair value of contingent consideration, net of current portion	—	4,640	4,400	—	9,040
Other liabilities	879	—	—	—	879
Members’ Equity	66,383	(46,156)	—	—	20,227

	$406,429	$251,753	$132,748	$(381,825)	$409,105

Consolidating Statements of Operations (in thousands):

For the Year Ended December 31, 2010	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Net Revenue	$—	$123,237	$80,315	$203,552

Operating costs and expenses:
Cost of services	—	40,457	49,799	90,256
Selling, general and administrative expenses	11,076	21,483	14,419	46,978
Provision for doubtful accounts	—	7,078	5,357	12,435
Intangible asset amortization expense	—	11,230	7,376	18,606
Management fees	(14,215)	19,600	(3,196)	2,189
Impairment of goodwill and other intangible assets	—	—	4,871	4,871
Acquisition and business development costs	1,032	—	—	1,032
Change in fair value of contingent consideration	—	277	706	983

Total operating costs and expenses	(2,107)	100,125	79,332	177,350

Income from operations	2,107	23,112	983	26,202

Other income (expense):
Interest expense	(17,041)	—	—	(17,041)
Write-off of deferred debt issue costs	(9,259)	—	—	(9,259)
Loss on extinguishment of debt	(2,296)	—	—	(2,296)
Other income	9	2	5	16

Total other expense, net	(28,587)	2	5	(28,580)

Income (loss) from continuing operations before income taxes	(26,480)	23,114	988	(2,378)
Provision for income taxes	75	424	988	1,487

Net income (loss) from continuing operations	(26,555)	22,690	—	(3,865)
Income from operation of discontinued operations	—	214	—	214

Net income (loss)	$(26,555)	$22,904	$—	$(3,651)

For the Year Ended December 31, 2011	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Net revenue	$—	$148,917	$119,778	$268,695

Operating costs and expenses:
Cost of services	—	50,239	69,699	119,938
Selling, general and administrative expenses	17,989	26,473	18,884	63,346
Provision for doubtful accounts	—	9,372	8,775	18,147
Intangible asset amortization expense	—	12,806	9,992	22,798
Management fees	(24,476)	29,760	(2,438)	2,846
Impairment of goodwill and other intangible assets	—	2,310	11,858	14,168
Write-off of public offering costs	4,445	—	—	4,445
Acquisition and business development costs	878	—	—	878
Change in fair value of contingent consideration	—	7,662	4,873	12,535

Total operating costs and expenses	(1,164)	138,622	121,643	259,101

Income (loss) from operations	1,164	10,295	(1,865)	9,594

Other expense:
Interest expense	(32,545)	—	—	(32,545)
Other expense	(3)	(22)	(10)	(35)

Total other expense	(32,548)	(22)	(10)	(32,580)

Income (loss) from continuing operations before income taxes	(31,384)	10,273	(1,875)	(22,986)
Provision for income taxes	31	1,104	(1,875)	(740)

Net income (loss) from continuing operations	(31,415)	9,169	—	(22,246)
Loss from operation of discontinued operations	—	(10,620)	—	(10,620)

Net loss	$(31,415)	$(1,451)	$—	$(32,866)

For the Year Ended December 31, 2012	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Net revenue	$—	$153,944	$123,942	$277,886

Operating costs and expenses:
Cost of services	—	56,022	78,855	134,877
Selling, general and administrative expenses	15,968	27,210	21,052	64,230
Provision for doubtful accounts	—	11,018	7,325	18,343
Intangible asset amortization expense	—	12,372	9,898	22,270
Management fees	(10,663)	100,649	(87,111)	2,875
Impairment of goodwill and other intangible assets	—	69,968	98,530	168,498
Acquisition and business development costs	418	—	—	418
Change in fair value of contingent consideration	—	1,580	(5,773)	(4,193)

Total operating costs and expenses	5,723	278,819	122,776	407,318

Income (loss) from continuing operations	(5,723)	(124,875)	1,166	(129,432)

Other income (expense):
Interest expense	(25,120)	(509)	(6,902)	(32,531)
Write-off of deferred debt issue costs	(848)	—	—	(848)
Other income (expense)	29	(13)	1	17

Total other expense, net	(25,939)	(522)	(6,901)	(33,362)

Loss from continuing operations before income taxes	(31,662)	(125,397)	(5,735)	(162,794)
Provision (benefit) for income taxes	25	601	(5,735)	(5,109)

Net loss from continuing operations	(31,687)	(125,998)	—	(157,685)
Discontinued operations:
Loss from operations		(2,189)		(2,189)
Loss on sale		(980)		(980)

Loss from discontinued operations	—	(3,169)	—	(3,169)
Net loss	$(31,687)	$(129,167)	$—	$(160,854)

Consolidating Statements of Cash Flows (in thousands):

For the Year Ended December 31, 2010	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Cash Flows From Operating Activities:
Net income (loss)	$(26,044)	$22,393	$—	$(3,651)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	14,132	13,916	11,532	39,580
Changes in assets and liabilities, net of effects of acquisitions	(14,417)	9,168	(3,679)	(8,928)

Net cash (used in) provided by operating activities	(26,329)	45,477	7,853	27,001
Net cash used in investing activities	(38,762)	(45,196)	(6,927)	(90,885)
Net cash (used in) provided by financing activities	76,454	(53)	—	76,401

Net increase in cash	11,363	228	926	12,517
Cash and cash equivalents, beginning of period	27,150	—	274	27,424

Cash and cash equivalents, end of period	$38,513	$228	$1,200	$39,941

For the Year Ended December 31, 2011	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Cash Flows From Operating Activities:
Net loss	$(30,844)	$(2,022)	$—	$(32,866)
Adjustments to reconcile net loss to net cash provided by operating activities	8,985	36,512	22,358	67,855
Changes in assets and liabilities, net of effects of acquisitions	3,238	(1,007)	10,372	12,603

Net cash (used in) provided by operating activities	(18,621)	33,483	32,730	47,592
Net cash used in investing activities	(811)	(33,514)	(32,098)	(66,423)
Net cash used in financing activities	(4,778)	(70)	—	(4,848)

Net (decrease) increase in cash	(24,210)	(101)	632	(23,679)
Cash and cash equivalents, beginning of period	38,513	228	1,200	39,941

Cash and cash equivalents, end of period	$14,303	$127	$1,832	$16,262

For the Year Ended December 31, 2012	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Cash Flows From Operating Activities:
Net loss	$(31,687)	$(129,167)	$—	$(160,854)
Adjustments to reconcile net loss to net cash provided by operating activities	5,245	89,280	95,888	190,413
Changes in assets and liabilities, net of effects of acquisitions	22,631	62,223	(84,936)	(82)

Net cash (used in) provided by operating activities	(3,811)	22,336	10,952	29,477
Net cash used in investing activities	615	(22,340)	(11,581)	(33,306)
Net cash used in financing activities	(1,470)	(121)	—	(1,591)

Net (decrease) increase in cash	(4,666)	(125)	(629)	(5,420)
Cash and cash equivalents, beginning of period	14,303	127	1,832	16,262

Cash and cash equivalents, end of period	$9,637	$2	$1,203	$10,842

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 15d-15(e) under the Exchange Act, were effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (3) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the control objectives will be met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate over time.

Management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on the criteria established in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our executive officers and managers as of March 23, 2013.

Name	Age	Position(s)
Daniel D. Crowley	65	Chief Executive Officer and President
Gregory A. Marsh	52	Chief Financial Officer, Executive Vice President, Secretary and Treasurer
Michael J. Null	43	Executive Vice President, Sales and Marketing
Fred Ferrara	45	Senior Vice President and Chief Information Officer
Peter M. Connolly	40	Chairman of the Board of Managers
James C. New	67	Manager
Thomas S. Roberts	49	Manager
Christopher Dean	39	Manager
Steven Neumann	45	Manager
Blair Tikker	56	Manager
Bennett Thompson	35	Manager
James Emanuel	64	Manager

Daniel D. Crowley Chief Executive Officer, President	Mr. Crowley has served as our Chief Executive Officer and President since March 12, 2013. He is the founder and principal of Dynamic Healthcare Solutions, a firm that provides executive management principally to healthcare companies, which he formed in 1997. Mr. Crowley has significant experience as a healthcare executive, senior management and board advisor and advisor to private investment firms.

Gregory A. Marsh Chief Financial Officer, Executive Vice President, Secretary and Treasurer	Mr. Marsh has served as our Chief Financial Officer, Vice President and Treasurer since November 2007, as well as our Executive Vice President and Secretary since March 2012. Prior to joining us, Mr. Marsh served as an executive officer at CardioNet and PDSHeart, each a cardiovascular diagnostic healthcare provider. He served as the Chief Financial Officer of PDSHeart from 2003 to 2005 and then as Chief Operating Officer from 2005 until March 2007, when the company was acquired by CardioNet. Mr. Marsh then served as the Chief Financial Officer of CardioNet until November 2007. From 1996 until 2003, Mr. Marsh was employed by AmeriPath, an anatomic pathology laboratory company, serving as Vice President, Chief Financial Officer and Secretary from 2001 to 2003 and Vice President, Corporate Controller from 1996 to 2001.

Michael J. Null Executive Vice President, Sales and Marketing	Mr. Null has served as our Vice President, Sales & Marketing since April 2007 and received the additional title of Executive Vice President in March 2012. Prior to joining us, Mr. Null served as the Vice President of Sales and Marketing at Asterand, a tissue-based research services provider for the pharmaceutical and biotechnology industry, from 2002 to 2007. He served as a senior account manager and business development manager at Renaissance, a global IT consulting and staffing company, from 1997 to 2002. Prior to joining Renaissance, Mr. Null was employed for four years by DIANON Systems, an anatomic and clinical pathology laboratory company.

Fred Ferrara Senior Vice President and Chief Information Officer	Mr. Ferrara has served as our Chief Information Officer since 2006 and received the additional title of Senior Vice President in March 2012. Mr. Ferrara served as the Director of Information Technology at LabCorp Inc., an anatomic pathology laboratory company, from 2003 until he joined Aurora in 2006. Mr. Ferrara joined LabCorp upon its acquisition of DIANON Systems, where Mr. Ferrara had been employed since 1997.

Peter M. Connolly Chairman of the Board of Managers	Mr. Connolly, the Chairman of our Board, has served as one of our managers since 2006 and currently serves as a Principal at Summit Partners, a growth equity firm. Prior to joining Summit Partners in 2004, Mr. Connolly was employed by Goldman, Sachs & Co., an investment banking firm, and Deloitte LLP, an accounting and consulting firm. The Board has concluded that Mr. Connolly should serve as a director because of his significant executive experience as well as the fact that his relationship with Summit Partners, which has a substantial ownership interest in us, aligns his interests with those of our other stakeholders.

James C. New Manager	Mr. New has served as one of our managers since 2006. He also served as our Chief Executive Officer and President from 2006 until his retirement on September 1, 2011. Since his retirement, he has served as Special Advisor to our Board of Managers and Chief Executive Officer. Mr. New served as the President, Chief Executive Officer and Chairman of AmeriPath, an anatomic pathology laboratory company, from January 1996 through 2003. Prior to joining AmeriPath, Mr. New served as the President, Chief Executive Officer, and a director of RehabClinics, an outpatient rehabilitation company. The Board has concluded that Mr. New should serve as a manager because of his extensive experience in managing anatomic pathology companies, including his experience as our former Chairman, Chief Executive Officer and President.

Thomas S. Roberts Manager	Mr. Roberts has served as one of our managers since 2006 and currently serves as a Managing Director of Summit Partners, a growth equity firm. Mr. Roberts joined Summit Partners in 1989. Mr. Roberts also served in the past as the Chairman and Director of AmeriPath, an anatomic pathology laboratory company. The Board has concluded that Mr. Roberts should serve as a director because of his significant executive experience as well as the fact that his relationship with Summit Partners, which has a substantial ownership interest in us, aligns his interests with those of our other stakeholders.

Christopher Dean Manager	Mr. Dean has served as one of our managers since 2006 and currently serves as a Managing Director of Summit Partners, a growth equity firm. Mr. Dean joined Summit Partners in 2001. The Board has concluded that Mr. Dean should serve as a director because of his significant executive experience as well as the fact that his relationship with Summit Partners, which has a substantial ownership interest in us, aligns his interests with those of our other stakeholders.

Steven Neumann Manager	Mr. Neumann has served as one of our managers since August 2012 and is a Managing Director of KRG Capital Partners, a private equity investment firm. Mr. Neumann joined KRG Capital Partners in 1998. The Board has concluded that Mr. Neumann should serve as a manager because of his significant executive experience as well as the fact that his relationship with KRG Capital Partners, which has a substantial ownership interest in us, aligns his interests with those of our other stakeholders.

Blair Tikker Manager	Mr. Tikker has served as one of our managers since June 2009 and is a Managing Director of KRG Capital Partners, a private equity investment firm. Mr. Tikker joined KRG Capital Partners in 2007. Prior to joining KRG Capital Partners, Mr. Tikker was employed by a number of hospital systems, physician groups and managed care companies. Mr. Tikker served as the CEO of HMS Healthcare, a preferred provider organization, from 2001 until 2005. The Board has concluded that Mr. Tikker should serve as a director because of his significant executive experience as well as the fact that his relationship with KRG Capital Partners, which has a substantial ownership interest in us, aligns his interests with those of our other stakeholders.

Bennett R. Thompson Manager	Mr. Thompson has served as one of our managers since August 2011 and has been a regular board observer since June 2009. Mr. Thompson is a Principal of KRG Capital Partners, a private equity investment firm. Mr. Thompson joined KRG Capital Partners in 2007. Prior to joining KRG Capital Partners in 2007, Mr. Thompson was employed by Heritage Partners, a private equity investment firm, and Harris Williams & Co., an investment banking firm. The Board has concluded that Mr. Thompson should serve as a manager because of his significant executive experience as well as the fact that his relationship with KRG Capital Partners, which has a substantial ownership interest in us, aligns his interests with those of our other stakeholders.

James Emanuel Manager	Mr. Emanuel has served as one of our managers since June 2011. Mr. Emanuel has engaged in consulting and private investment activities since his retirement from Lincare, Inc., a national provider of respiratory therapy services for patients with pulmonary disorders, where he served as Chief Financial Officer from January 1984 to June 1997. Mr. Emanuel also served as Chief Financial Officer and a director of Lincare Holdings Inc. from November 1990 to June 1997. Mr. Emanuel served as a director of SRI/Surgical Express Inc. from 1996 to 2012, in addition to serving on private company boards. The Board has concluded that Mr. Emanuel should serve as a manager because of his significant executive experience.

Pursuant to the terms of the LLC Agreement, Messrs. Connolly, Roberts and Dean were designated to serve on our Board by Summit Partners, and Messrs. Neumann, Tikker and Thompson were designated to serve on our Board by KRG Capital Partners.

Board Committees

In December 2011, our Board established an audit committee. Our audit committee’s responsibilities include selecting, engaging and evaluating the qualifications, independence and performance our independent registered public accountant; reviewing, overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters; and reviewing and discussing with management and our independent registered public accountant the results of our annual audit and the review of our quarterly unaudited financial statements.

In addition, our audit committee is responsible for reviewing the design, implementation, adequacy and effectiveness of our internal controls over financial reporting, our disclosure controls and procedures and our critical accounting policies; approving the audit and non-audit services to be performed by our independent registered public accountant; establishing procedures for the receipt and retention of accounting related complaints and concerns; and reviewing and approving any related person transactions

Our audit committee is comprised of Messrs. Emanuel, Connolly and Thompson. Mr. Emanuel is the chairperson of the audit committee. Mr. Emanuel has been designated as the audit committee financial expert, as defined in Item 407(d) of Regulation S-K under the Securities Act.

Other than our audit committee, we have not established any other board committees at this time.

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

COMPENSATION DISCUSSION AND ANALYSIS

In the paragraphs that follow, we provide an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies with respect to our named executive officers, and the material factors that we considered in making those decisions. Following this Compensation Discussion and Analysis, you will find a series of tables containing specific data about the compensation earned or paid to the following individuals, whom we refer to as our named executive officers:

•	Gregory A. Marsh, our Chief Financial Officer, Executive Vice President, Secretary and Treasurer;

•	Michael J. Null, our Executive Vice President, Sales and Marketing;

•	Fred Ferrara, our Senior Vice President and Chief Information Officer; and

•	Jon L. Hart, our former Chief Executive Officer and President.

On March 11, 2013, Mr. Hart resigned as the Chief Executive Officer and President of the Company. See “Recent Developments” below for additional information.

Objectives of Our Compensation Program; How We Set Compensation

Our compensation objectives as a privately-held company have been to recruit and retain a talented team of employees to grow and develop our business and to reward those employees for accomplishments related to our growth and development.

Historically, we have not had a compensation committee and our Board of Managers has determined the compensation for our Chief Executive Officer and, based on the recommendations of our Chief Executive Officer, the rest of our management team. In setting compensation, our Chief Executive Officer and our Board of Managers did not seek to allocate long-term and current compensation, or cash and non-cash compensation, in any particular percentage. Instead, they reviewed each element of compensation independently and determined the appropriate amount for each element, as discussed below. Neither management nor our Board of Managers engaged a compensation consultant during fiscal year 2012. Our historical compensation-setting processes have been effective for a privately-held company.

2012 Elements of Compensation

The key elements of compensation for our named executive officers in fiscal year 2012 were base salary, annual cash bonuses and long-term equity incentive awards in the form of stock options. We also are party to an employment agreement with each of Messrs. Marsh, Null and Ferrara and were party to an employment agreement with Mr. Hart prior to his resignation.

Set forth below is a summary of the current salary and bonus targets for our named executive officers, including the changes to our named executive officers’ titles and compensation effective as of March 1, 2012. The Board approved these compensation increases after considering the value of each executive to the Company based on his role, skill, recent performance and overall contribution, as well as, the date of his last increase to base salary. A description of each compensation element follows the table.

Name	Prior Salary	Prior Bonus Target (% of Salary)	Current Salary	Current Bonus Target (% of Salary)	Options Granted 3/1/12
Mr. Hart	$450,000	100%	$450,000	100%	—
Mr. Marsh	$310,000	50%	$320,000	50%	13,393
Mr. Null	$250,000	40%	$280,000	50%	35,595
Mr. Ferrara	$250,000	40%	$260,000	40%	15,595

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

Annual Cash Bonuses. Annual bonuses reward our named executive officers for their contribution to our financial goals and focus our named executive officers on both short- and long-term objectives. Annual bonuses are earned based on the achievement of certain pre-determined performance goals. On an annual basis, or at the commencement of an executive officer’s employment with us, our Board of Managers sets a target level of bonus compensation that is structured as a percentage of such executive officer’s annual base salary. The target bonuses for each of our executive officers in 2012 were as follows, reflected as a percentage of base salary: Mr. Hart, 100 percent; Mr. Marsh, 50 percent; Mr. Null, 50 percent and Mr. Ferrara, 40 percent. Our Board of Managers set such target bonuses after consideration of our Chief Executive Officer’s recommendation and the expected role of each of our executives. Mr. Null was the only named executive officer who received an increase in his target bonus for fiscal year 2012 (from 40% to 50%). The Board of Managers determined to increase Mr. Null’s target bonus based upon an evaluation of his incentive program with the objective of providing additional incentives to further our sales and marketing programs and results. The actual amount of the bonus is based on the extent to which we and the executive meet or exceed predetermined financial goals and individual performance goals established for each executive. These goals are set by our Board of Managers prior to the beginning of the performance year and adjusted from time to time to take into consideration the impact of acquisitions completed during the year.

For 2012, annual cash incentive bonus opportunities for each of our named executive officers were based on the achievement of financial goals and individual performance goals. The financial component of the 2012 bonus opportunities was based on EBITDA and net revenue. We selected net revenue and EBITDA to focus the executive on supporting, improving and growing our business. The following table provides the percentage weightings for the 2012 annual cash incentive bonus plan financial and individual performance goals.

Name	EBITDA	Revenue	Individual Performance
Mr. Hart	25%	20%	55%
Mr. Marsh	25%	15%	60%
Mr. Null	15%	35%	50%
Mr. Ferrara	25%	15%	60%

The following table provides the targets (in millions) for each of the performance objectives and actual performance in fiscal year 2012.

Objective	Target Goal	FY 2012 Actual
Net Revenue	$321.0	$281.7
EBITDA	$82.1	$65.4
Individual Performance	N/A	N/A

For net revenue and EBITDA, for each increment of one percent that actual performance falls below our target goal, the executive’s target bonus would be reduced by ten percent. Likewise, for each increment of one percent that actual performance exceeds our target goal (up to a maximum of 110 percent of our goal), the executive’s target bonus would be increased by ten percent. For example, if we had achieved 90 percent of our target goal, then the executive would have received zero percent of his target bonus, and if we had achieved 110 percent of our target goal, then the executive would have received two hundred percent of his target bonus. Linear interpolation is used to determine payouts between the ranges. Individual performance goals are specific to each executive’s role and responsibilities and are assessed by our Board of Managers and Chief Executive Officer. Additional amounts may be added to the individual performance bonus at the discretion of our Board of Managers and Chief Executive Officer. After considering the Company’s financial results in relation to the targets for the year ended December 31, 2012, the Board decided to pay no bonuses to our named executive officers for 2012.

The following table provides details regarding the awards earned, including discretionary amounts, by named executive officers in 2012.

Name	Target Bonus ($)	Target Bonus (% of Base Salary)	Actual Bonus Earned ($)
Mr. Hart	$450,000	100%	$0
Mr. Marsh	$160,000	50%	$0
Mr. Ferrara	$104,000	40%	$0
Mr. Null	$140,000	50%	$0

Long-Term Equity Incentives. In determining the appropriate number of options to grant to each executive, our Board of Managers considered the equity holdings of each executive. On March 1, 2012, the Board granted stock options to our named executive officers under our 2011 Plan in the following amounts: Mr. Marsh, 13,393; Mr. Null, 35,595 and Mr. Ferrara, 15,595. The options vest in five equal annual installments beginning on the first anniversary of the date of grant or sooner upon the earlier occurrence of a sale of the Company.

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

Employment Arrangements

As noted above, we are party to an employment agreement with each of Messrs. Marsh, Null and Ferrara and were party to an employment agreement with Mr. Hart prior to his resignation. The employment agreements provide for certain benefits, such as bonus and benefit plans, to the executives during their employment with us. In addition, the employment agreements provide certain benefits to the executives upon their termination of employment by us without cause, by the executive for good reason, or by reason of their death or disability. For a description of the employment agreements, see the narrative following the Summary Compensation Table and “Potential Payments upon Termination of Employment” later in this Annual Report.

Material Changes to Compensation Program During 2013

Effective January 1, 2013, we increased Mr. Marsh’s salary from $320,000 to $330,000; Mr. Null’s salary from $280,000 to $289,100; and Mr. Ferrara’s salary from $260,000 to $268,000.

Recent Developments

On March 11, 2013, Mr. Hart resigned as the Chief Executive Officer and President of the Company and as a member of the Company’s Board of Managers. On March 12, 2013, Mr. Crowley was appointed as the Chief Executive Officer and President of the Company. Mr. Crowley will not serve on the Company’s Board of Managers.

Mr. Crowley is the founder and principal of Dynamic Healthcare Solutions, or DHS, a firm that provides executive management principally to healthcare companies. In connection with the appointment of Mr. Crowley, the Company has entered into an agreement with DHS, pursuant to which the Company has agreed to pay DHS a monthly fee of $100,000, plus DHS’s reasonable out of pocket expenses and hourly fees for any DHS staff (other than Mr. Crowley) that provides services under the agreement. The agreement may be terminated by the Company at any time with or without cause upon thirty days’ prior notice subject to, in certain circumstances, the payment of termination fees. In addition, the agreement provides that the Company will pay DHS a success fee in the event that a change of control of the Company occurs at any time during the term of the agreement or the one-year period following the termination or expiration of the agreement. The amount of the success fee will be determined based on the valuation of the Company at the time of the change of control. Other than the agreement with DHS, Mr. Crowley will not receive any direct or indirect compensation or benefits from the Company.

The Company has proposed a separation agreement to Mr. Hart in connection with his resignation that would provide separation benefits consistent with his employment agreement.

Board of Managers Report

The Board of Managers has reviewed and discussed with management the Company’s Compensation Discussion and Analysis and, based on such review and discussions, has recommended that the Compensation Discussion and Analysis be included in the Company’s 2012 Annual Report on Form 10-K.

Peter M. Connolly

James C. New

Thomas S. Roberts

Christopher Dean

Steven Neumann

Blair Tikker

Bennett Thompson

James Emanuel

Summary Compensation

The following table sets forth the cash and other compensation that we paid to our named executive officers, or that was otherwise earned by our named executive officers, for their services in all capacities during 2012 and 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation($)(6)	Total ($)
Jon L. Hart(1)	2012	450,000	—		—	—	35,223	485,223
Manager, Chief Executive Officer and	2011	133,269	—		2,249,723	175,800	15,045	2,573,837
President	2010	—	—		—	—	—	—
Gregory A. Marsh	2012	318,077	—		60,188	—	1,931	380,196
Chief Financial Officer, Executive	2011	301,446	8,000	(2)	608,492	170,000	1,965	1,089,903
Vice President and Treasurer	2010	294,000	107,500	(3)	—	42,400	1,966	445,866
Michael J. Null	2012	274,231	—		159,964	—	1,874	436,069
Executive Vice President, Sales	2011	243,071	8,000	(2)	432,814	102,000	1,778	787,663
and Marketing	2010	228,355	—		—	40,600	57,006	325,961
Fred Ferrara	2012	258,077	—		70,084	—	1,836	329,997
Senior Vice President and	2011	241,302	8,000	(3)	432,814	102,000	1,783	785,899
Chief Information Officer	2010	225,169	—		—	30,600	1,287	257,056

(1)	Mr. Hart’s employment commenced on September 1, 2011. Mr. Hart resigned on March 11, 2013.
(2)	Reflects the discretionary bonus amount paid to the named executive officer in 2012.
(3)	Reflects the bonus received in recognition of Mr. Marsh’s role in connection with our bank refinancing and initial public offering efforts.
(4)	Reflects the grant date fair value of stock options granted in 2012. The fair value was calculated in accordance with stock-based accounting rules (FASB ASC 718). The assumptions used by the Company to determine the fair value are described in Note 10 of the Consolidated Financial Statements included in this Annual Report.
(5)	Reflects the dollar amount of annual performance-based bonuses earned by our named executive officers.
(6)	The following items are included in the All Other Compensation column for 2012: (i) for each of Messrs. Hart, Marsh, Null and Ferrara, $1,000 in matching contributions under our 401(k) plan; (ii) Company paid executive level life insurance premiums of $992 for Mr. Hart, $931 for Mr. Marsh, $874 for Mr. Null and $836 for Mr. Ferrara; and (iii) for Mr. Hart, $33,231 for reimbursement of temporary housing and travel expenses.

2012 Grants of Plan-Based Awards

	Grant	Estimated Future Payouts under Non-Equity Incentive Plan Awards (1)			All Other Option Awards: Number of Securities Underlying Options	Exercise Price of Option Awards ($/sh)	Grant Date Fair Value of Option Awards
Name	Date	Threshold ($)	Target ($)	Maximum ($)	(#)	(2)	($)(3)
Mr. Hart		—	450,000	900,000
Mr. Marsh		—	160,000	320,000
	03/01/12				13,393	10.00	60,188
Mr. Null		—	140,000	280,000
	03/01/12				35,595	10.00	159,964
Mr. Ferrara		—	104,000	208,000
	03/01/12				15,595	10.00	70,084

(1)	Reflects potential payout opportunities under the annual bonus plan. The actual amount earned by each named executive officer is reflected in the “Non-Equity Incentive Compensation” column of the Summary Compensation table.
(2)	Reflects the fair market value of an Aurora Holdings Unit. A description of the process used in determining the fair market value of the Aurora Holdings Units is set forth in Note 10 of the Consolidated Financial Statements included in this Annual Report on Form 10-K.
(3)	Reflects the grant date fair value of stock options calculated in accordance with stock-based accounting rules (FASB ASC 718). The assumptions used by the Company to determine the fair value are described in Note 10 of the Consolidated Financial Statements included in this Annual Report.

Employment Agreements. We maintain employment agreements with each of Messrs. Marsh, Null and Ferrara, the term of which will continue until terminated by the executive or us. Prior to his resignation, we were party to an employment agreement with Mr. Hart. Pursuant to the agreements, the initial annual base salaries are subject to increases from time to time in the sole discretion of our Board of Managers, and the executives have the opportunity to earn performance bonuses on an annual basis as determined by our Board of Managers. The executives are also entitled to participate in any employee benefit plans that we may from time to time have in effect for our executive-level personnel. In addition, the employment agreements provide certain benefits to the executives upon their termination of employment by us without cause, by the executive for good reason, or by reason of their death or disability. For a description of such benefits, see “— Potential Payments Upon Termination of Employment” below.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table shows, for each of the named executive officers, all equity awards that were outstanding as of December 31, 2012.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price ($)	Option Expiration Date
Mr. Hart	9/1/2011	120,000	480,000	(1)	$10.00	9/1/2021
Mr. Marsh	7/6/2011	74,643	111,964	(2)	$10.63	7/6/2021
Mr. Marsh	3/1/2012	—	13,393	(1)	$10.00	3/1/2022
Mr. Null	7/6/2011	49,762	74,643	(2)	$10.00	7/6/2021
Mr. Null	3/1/2012	—	35,595	(1)	$10.00	3/1/2022
Mr. Ferrara	7/6/2011	49,762	74,643	(2)	$10.00	7/6/2021
Mr. Ferrara	3/1/2012	—	15,595	(1)	$10.00	3/1/2022

(1)	The options vest in five equal annual installments beginning on the first anniversary of the date of grant.
(2)	The options vest in five equal annual installments beginning on the date of grant.

Potential Payments upon Termination of Employment or Change in Control

As noted above, during 2012, we maintained employment agreements with each of Messrs. Marsh, Null and Ferrara. Prior to his resignation, we were party to an employment agreement with Mr. Hart.

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

Payments Made Upon Termination Without Cause or Good Reason. Each of the employment agreements provides that if the executive is terminated without Cause, or the executive terminates his employment with us for Good Reason, the executive will be entitled to receive:

•

his base salary for a specified period (in the case of Messrs. Hart, Null and Ferrara, 12 months, and in the case of Mr. Marsh, 12 months if his termination occurs prior to a “qualifying transaction” (as defined below) or 18 months if his termination occurs within one year following a “qualifying transaction”), payable in equal installments in accordance with our regular payroll practices;

•	any unpaid bonus for the previous fiscal year and a pro rata portion of his bonus for the then-current fiscal year; and

•	in the case of Mr. Hart, an amount equal to the average of his annual bonuses earned for the two preceding fiscal years, payable in installments in accordance with our regular payroll practices.

Cause generally means the executive’s (i) conviction or plea of no contest for or indictment on a felony or a crime involving moral turpitude or the commission of any other act or omission involving dishonesty or fraud, which involves a material matter, with respect to us or any of our customers or suppliers, (ii) substantial and repeated failure to perform his duties, (iii) gross negligence or willful misconduct that is harmful to us, (iv) conduct tending to bring us into substantial public disgrace or disrepute and (v) breach of the restrictive covenants in the employment agreement.

Good Reason generally means, without the executive’s prior written consent, (i) a reduction in, or failure to pay when due, the executive’s base salary, (ii) a material diminution in the executive’s titles or duties inconsistent with his position, (iii) failure to pay any annual bonus when due, (iv) a material reduction in the employee benefits offered to the executive that is not also applicable to our other executive employees and (v) a change in the executive’s principal office to a location more than 50 miles from Palm Beach Gardens, Florida.

Restrictive Covenants. Each of the agreements contains confidentiality and customer and employee nonsolicitation covenants that apply during the executive’s employment with us and for a period of 12 months after his termination of employment.

The following table summarizes the approximate value of the termination payments and benefits that each of our named executive officers would receive if he had terminated employment at the close of business on December 31, 2012. The table does not include certain amounts that the named executive officer would be entitled to receive under certain plans or arrangements that do not discriminate in scope, terms or operation in favor of our executive officers and that are generally available to all salaried employees, such as our 401(k) plan.

Summary of Termination and Change in Control Payments and Benefits

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason ($)	In Connection with a Change in Control Termination w/o Cause or for Good Reason ($)	For Cause/ Voluntary Termination ($)	Death/ Disability ($)	Change in Control (Absent Termination of Employment) ($)
Mr. Hart	Continued Base Salary(1)	450,000	450,000	—	—	—
	Pro-Rated Bonus(2)	87,900	87,900	—	—	—
	Value of Accelerated Equity (4)	—	—	—	—	—

Total		537,900	537,900	—	—	—
Mr. Marsh	Continued Base Salary(1)	320,000	480,000	—	—	—
	Pro-Rated Bonus(2)	—	—	—	—	—
	Transaction Bonus(3)	—	240,000	—	—	—
	Value of Accelerated Equity (4)	—	—	—	—	—

Total		320,000	720,000	—	—	—
Mr. Null	Continued Base Salary(1)	280,000	280,000	—	—	—
	Pro-Rated Bonus(2)	—	—	—	—	—
	Value of Accelerated Equity (4)	—	—	—	—	—

Total		280,000	280,000	—	—	—
Mr. Ferrara	Continued Base Salary(1)	260,000	260,000	—	—	—
	Pro-Rated Bonus(2)	—	—	—	—	—
	Value of Accelerated Equity (4)	—	—	—	—	—

Total		260,000	260,000	—	—	—

(1)	Reflects an amount equal to the applicable multiple of the executive’s then-current base salary, payable in installments over 12 months. Mr. Marsh’s multiple of salary is 1x, in the event of his termination of employment prior to a “qualifying transaction”, or 1.5x, in the event of his termination of employment within one year following the effective date of a “qualifying transaction.”
(2)	Represents a pro-rated bonus for the year in which the executive terminates employment. The pro-ration is based on the executive’s and our performance relative to the pre-approved objectives. In the case of Mr. Hart, the pro-rated bonus would be the average of the annual bonuses earned, if any, for the two fiscal years immediately preceding the year in which the date of termination occurs.
(3)	In connection with a “qualifying transaction,” Mr. Marsh would be entitled to receive a lump sum payment equal to 50 percent of the sum of his then-current annual base salary plus his then-current target bonus, regardless of whether his employment was terminated. If a “qualifying transaction” had occurred on or before December 31, 2012, Mr. Marsh would have received $240,000. A “qualifying transaction” generally means either (i) the sale or other disposition of all or substantially all of our assets and the assets of our subsidiaries, taken as a whole, or (ii) a transaction or series of related transactions the result of which is that the holders of our outstanding voting securities immediately prior to such transaction are (after giving effect to such transaction) no longer, in the aggregate, the “beneficial owners” (as such term is defined in Rule 13d-3 and Rule 13d-5 promulgated under the Exchange Act) of more than 50 percent of the voting power of our outstanding voting securities, and Summit Partners and the KRG Capital Partners, in the aggregate, are no longer entitled to appoint a majority of the managers to the board of managers of Aurora Holdings (excluding a public offering and certain other issuances by us).
(4)	Upon a sale, all options vest in full. Since the estimated fair market value of a unit of Aurora Holdings on December 31, 2012 was less than the exercise price for the options, the value of unvested options that vest upon the designated event were estimated to have no value as of December 31, 2012.

Compensation Committee Interlocks and Insider Participation

None of our executive officers served on the board of directors or the compensation committee (or equivalent) of the board of directors of another entity whose executive officer served on our Board of Managers. Other than our Chief Executive Officer, none of our officers or employees participated in the deliberations of our Board of Managers concerning executive officer compensation.

Director Compensation During 2012

We compensate only the members of our Board of Managers that are independent from the Company. Mr. Emanuel was the only independent manager during 2012. On May 10, 2012, Mr. Emanuel was granted options to purchase 20,000 units of the Company at $10.00 per unit, of which 5,000 options vested on the grant date. The remaining options vest annually through May 10, 2017.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards($)(2)	Total ($)
Jon L. Hart	—	—	—
Peter M. Connolly	—	—	—
James C. New (3)	88,318	—	88,318
Thomas S. Roberts	—	—	—
Christopher Dean	—	—	—
Christopher J. Bock (4)	—	—	—
Steve Neumann (4)	—	—	—
Blair Tikker	—	—	—
Bennett Thompson	—	—	—
James Emanuel	39,500	63,192	102,692

(1)	Reflects fees received for service on our Board of Managers and Audit Committee.
(2)	On May 10, 2012, Mr. Emanuel was granted options to purchase 20,000 Aurora Holdings Units at $10.00 per unit. 5,000 of the options were vested as of the grant date, and the remaining options vest as follows: 4,000 options vest on each of May 10, 2013, 2014 and 2015; 2,000 options vest on May 10, 2016; and 1,000 options vest on May 10, 2017. The amount in this column reflects the grant date fair value of the options calculated in accordance with stock-based accounting rules (FASB ASC 718). The assumptions used by the Company to determine the fair value are described in Note 10 of the Consolidated Financial Statements included in this Annual Report.
(3)	Reflects a monthly consulting fee and Company paid expenses, including $18,636 for life insurance.
(4)	Mr. Bock resigned from the Board of Managers in August 2012, and Mr. Neumann was appointed to fill the resulting vacancy.

Consulting Agreement with Mr. New. In connection with Mr. New’s retirement as Chief Executive Officer and President, effective September 1, 2011, we entered into an agreement with Mr. New, pursuant to which he remained an employee of the Company and served as a special advisor to the Board and to the Chief Executive Officer from September 1, 2011 through December 31, 2011. Pursuant to the agreement, Mr. New provided professional consulting and transition services as a consultant to the Company during 2012, and we paid him a monthly consulting fee of $5,667. The agreement provides that Mr. New will remain subject to confidentiality provisions and the non-compete and non-solicitation obligations set forth in his prior employment agreement through December 31, 2014. On March 1, 2013 the Company and Mr. New amended the agreement to extend the term for an additional three years and increased the consulting fee to $12,500 per month in lieu of any final consulting payment that would have otherwise been due under the agreement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of outstanding membership interest units of the Company as of March 22, 2013 by (a) any person or group who beneficially owns more than five percent of such units, (b) each of our managers and executive officers and (c) all managers and executive officers as a group. On March 22, 2013, there were 23,549,812 units outstanding and 506,263 additional units issuable upon the exercise of vested options.

Member(1)(2)	Units Beneficially Owned	Percent of Class
Summit Investors
Summit Partners(3)	12,660,998	52.6%
KRG Investors
KRG Capital Partners(4)	8,509,793	35.4%
Managers and Executive Officers
Jon L. Hart (5)	120,000	*
Greg Marsh (5)	77,322	*
Michael Null (5)	87,025	*
Fred Ferrara (5)	77,373	*
James C. New	1,337,640	5.6%
Thomas S. Roberts (6)	12,660,998	52.6%
Christopher Dean (6)	12,660,998	52.6%
Peter M. Connolly (6)	12,660,998	52.6%
Steven Neumann (7)	8,509,793	35.4%
Blair Tikker (7)	8,509,793	35.4%
Bennett R. Thompson (7)	8,509,793	35.4%
James Emanuel (8)	9,000	*
All Managers and Executive Officers as a group (12 persons)	22,879,151	95.1%

An asterisk (*) in the Percent of Class column indicates beneficial ownership of less than 1%.

(1)	Unless otherwise specified, the address of each beneficial owner listed in the table below is c/o Aurora Diagnostics, Inc. 11025 RCA Center Drive, Suite 300, Palm Beach Gardens, FL 33410.
(2)	Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act and generally includes voting and investment power with respect to securities, subject to community property laws, where applicable.

(3)	Represents 4,290,810 units held by Summit Ventures VI-A, L.P.; 1,789,329 units held by SV VI-B Aurora Holdings, L.P.; 137,061 units held by Summit VI Entrepreneurs Fund, L.P.; 89,255 units held by Summit VI Advisors Fund, L.P.; 48,088 units held by Summit Investors VI, L.P.; 3,939,915 units held by Summit Partners Private Equity Fund VII-A, L.P.; 2,366,540 units held by SPPE VII-B Aurora Holdings, L.P. Summit Partners, L.P. is the managing member of Summit Partners VI (GP), LLC, which is the general partner of Summit Partners VI (GP), L.P., which is the general partner of each of Summit Ventures VI-A, L.P., Summit Ventures VI-B, L.P., Summit VI Advisors Fund, L.P., Summit VI Entrepreneurs Fund, L.P. and Summit Investors VI, L.P. Summit Partners, L.P. is also the managing member of Summit Partners PE VII, LLC, which is the general partner of Summit Partners PE VII, L.P., which is the general partner of each of Summit Partners Private Equity Fund VII-A, L.P. and Summit Partners Private Equity Fund VII-B, L.P. Summit Partners, L.P., through an investment committee currently composed of Peter Y. Chung and Martin J. Mannion, has voting and dispositive authority over the shares held by each of these entities and therefore beneficially owns such shares. Each of the Summit Entities, Mr. Chung and Mr. Mannion disclaim beneficial ownership of the shares, except, in each case, to the extent of each such Reporting Person’s pecuniary interest therein. The address of each of the Summit Partners entities is 222 Berkeley Street, 18th Floor, Boston, MA 02116.
(4)	KRG Capital Management, L.P. is the general partner of each of KRG Capital Fund IV, L.P., KRG Capital Fund IV-A, L.P., KRG Capital Fund IV (PA), L.P. and KRG Capital Fund IV (FF), L.P., each of which is a stockholder of KRG Aurora Blocker, Inc. KRG Capital Management, L.P., as the general partner of the KRG fund entities through a nine (9) person investment committee with respect to the Class IV series of funds, including Steven Neumann and Blair J. Tikker, has voting and dispositive authority over the shares held by KRG Aurora Blocker, Inc. and, therefore, beneficially owns such shares. Decisions of the investment committee are made by a vote of the majority of its members and no individual member of the investment committee has voting or dispositive authority over the shares. Steven Neumann, Blair J. Tikker and Bennett Thompson are members of KRG Capital, LLC with respect to the Class IV series of funds, which is the general partner of KRG Capital Management, L.P., and each disclaims beneficial ownership of the shares held by KRG Capital Management, L.P. Affiliates of Steven Neumann are members of KRG Co-Investment, LLC, and each disclaims beneficial ownership of the shares held by KRG Capital Management, L.P. The address of each of the KRG Capital Partners entities is 1800 Larimer St., Suite 2200, Denver 80202.
(5)	Includes 30,144 units held by Mr. Null individually and 24,492 units held by Mr. Ferrara individually. Also includes exercisable options to purchase 120,000 units by Mr. Hart, 77,322 units by Mr. Marsh, 56,881 units by Mr. Null and 52,881 units by Mr. Ferrara.
(6)	Represents units held by Summit Partners.
(7)	Represents units held by KRG Capital Partners.
(8)	Includes exercisable options to purchase 9,000 units.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 regarding compensation plans under which the Company’s equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,735,000	(2)	$10.10	(3)	196,130	(2)

Equity compensation plans not approved by security holders (4)	—		—		—

Total	1,735,000		$10.10		196,130

(1)	Consists of our 2011 Incentive Plan.
(2)	Consists of options to purchase Aurora Holdings Units granted under our 2011 Incentive Plan.
(3)	Weighted average exercise price of outstanding options to purchase Aurora Holdings Units.
(4)	The Company does not maintain any equity compensation plans that have not been approved by the Company’s security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

Second Amended and Restated Limited Liability Company Agreement of Aurora Holdings

The members and managers of Aurora Holdings have entered into a Second Amended and Restated Limited Liability Company Agreement, dated as of July 6, 2011, which we refer to as the LLC Agreement. Pursuant to the LLC Agreement, a board of managers of Aurora Holdings oversees the operations of Aurora Holdings and, subject to certain exceptions set forth below, manages the business and affairs of Aurora Holdings and exercises all rights and powers of Aurora Holdings.

The board of managers of Aurora Holdings currently consists of nine managers. The LLC Agreement provides for the appointment of at least eight managers, which are appointed as follows:

•	KRG Capital Partners has the right to appoint up to three managers, subject to the conditions provided in the LLC Agreement;

•	the Chief Executive Officer of our subsidiary Aurora Diagnostics, LLC is a manager;

•	Summit Partners and KRG Capital Partners have the right to appoint mutually one independent manager; and

•	Summit Partners has the right to appoint the other managers (which, as of the date hereof, consists of three managers).

In addition, Board has the authority to increase its size and fill additional positions, and the board has appointed Mr. New, our former Chief Executive Officer, as an additional manager.

The LLC Agreement provides that, so long as KRG Capital Partners and Summit Partners are each entitled to appoint an equal number of managers, the number and composition of the board of managers (or similar governing body) of each subsidiary of Aurora Holdings is to consist of an equal number of managers appointed by KRG Capital Partners and Summit Partners. The Chief Executive Officer of Aurora Diagnostics, LLC is also to be a manager on the board of managers (or similar governing body) of each subsidiary of Aurora Holdings.

Under the LLC Agreement, certain transactions between Aurora Holdings and its affiliates require the approval of a majority of the disinterested managers on the board of managers of Aurora Holdings. In addition, the following actions require the approval of both Summit Partners and KRG Capital Partners:

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

•

the issuance of any equity except (i) for issuances pursuant to an equity incentive plan, (ii) in connection with a public offering of equity otherwise permitted by the LLC Agreement and (iii) for issuances to acquisition targets (or their equityholders) in connection with or related to acquisitions;

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

•

the hiring, firing, material reduction of the employment responsibilities of, or taking of any other action that could give rise to a termination for “Good Reason” or other similar term under any employment agreement or equity agreement between Aurora Holdings and its Chief Executive Officer, Chief Operating Officer or Chief Financial Officer;

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

Further, subject to the approval requirements in connection with a sale of the enterprise described above, each of Summit Partners and KRG Capital Partners has a right to force a sale of Aurora Holdings or Aurora Diagnostics, LLC. The LLC Agreement requires Aurora Holdings to make certain tax distributions to its members each year, which distributions are designed to approximate and offset the tax liability resulting from membership in Aurora Holdings for the preceding fiscal year.

The LLC Agreement also contains customary transfer restrictions with respect to the Aurora Holdings Units, including rights of first refusal in favor of Aurora Holdings and certain equityholders. In addition, the LLC Agreement grants certain customary preemptive rights on new issuances of Aurora Holdings Units and customary tag-along or co-sale rights on certain transfers of Aurora Holdings Units.

Registration Rights Agreement

We are party to a Registration Rights Agreement with certain of our members. Under our Registration Rights Agreement, we have granted certain of our members demand, shelf and piggy-back registration rights subject to customary terms, conditions and limitations.

Management Services Agreement

On June 2, 2006, we, through a wholly-owned subsidiary of Aurora Holdings, and two members of Aurora Holdings, Summit Partners and GSO Capital Partners, entered into a Management Services Agreement, which we refer to as the Management Services Agreement. On June 12, 2009, the Management Services Agreement was amended to substitute KRG Capital Partners for GSO Capital Partners. Under the Management Services Agreement, Summit Partners and KRG Capital Partners provide certain financial and management advisory services in connection with the general business planning and forecasting and acquisition and divestiture strategies. In exchange for the services, we paid an annual fee equal to 1.0% of the revenue of Aurora Holdings, plus expenses. As of December 31, 2011 and 2012, $1.5 million and $1.1 million, respectively, of management fees under the Management Services Agreement are reflected in accounts payable and accrued expenses in the accompanying consolidated balance sheets. The consolidated statement of operations includes management fees of $2.2 million, $2.8 million and $2.9 million for the respective years ended December 31, 2010, 2011 and 2012. During 2010, 2011 and 2012, we paid management fees totaling $2.0 million, $2.3 million and $3.3 million, respectively.

Other Related Party Transactions

In connection with Mr. New’s retirement as the Company’s Chief Executive Officer effective September 1, 2011, the Company entered into a consulting agreement with Mr. New. See “Compensation Discussion and Analysis” in Part III, Item 11 of this Annual Report.

James Eric New, the son of James C. New, our former Chief Executive Officer and current member of our Board of Managers, has served numerous roles since joining the Company on July 1, 2009 including Technical Sales Representative, Regional Sales Manager and Director of Clinical Pathology and Product Manager. On March 1, 2011, we entered into an employment agreement with James Eric New, as the National Director of Clinical Pathology, with an annual base compensation of $180,000, a guaranteed bonus for 2011 of $27,000, additional incentive compensation based on the achievement of performance goals, and other separation and fringe benefits. James Eric New’s employment terminated on March 13, 2012. Our separation agreement with James Eric New provides for one year of continuation pay. For 2012, James Eric New’s aggregate compensation was $212,000.

Board Independence

Of our nine managers, only Mr. Emanuel is independent (with independence being determined in accordance with the definition of independence under the NASDAQ Global Market standards, as if they applied to us), meaning that he does not have, and has never had, a relationship that would interfere with the exercise of independent judgment in carrying out his responsibilities as a manager. None of our other current managers are independent. In addition, Mr. Christopher Bock, who served as one of our managers during 2012, was not independent during the period in which he served.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees and Services

McGladrey LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2011 and 2012. The following tables present fees for professional audit services rendered by McGladrey LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2011 and 2012, and fees billed for other services rendered by McGladrey LLP during those periods.

	2011	2012
Audit Fees (1)	$427,348	$342,221
Audit Related Fees (2)	309,995	—
Tax Fees	—	—
All Other Fees (3)	172,062	—

Total	$909,405	$342,221

(1)	Audit Fees consisted of professional services performed for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements.
(2)	Audit Related Fees consisted of professional services performed for audits of the Company’s acquired subsidiaries.
(3)

All Other Fees consisted of work performed in connection with the Company’s debt refinancing, the offering and registration of its senior notes and the SEC filings related to its planned initial public offering.

Pre-approval Policies and Procedures

Our audit committee has adopted a policy requiring the pre-approval by the audit committee of all audit services, whether such services are to be provided by our principal independent auditor or other accounting firms. The policy also requires pre-approval by the audit committee of all other services (review, attest and non-audit) to be provided by our independent auditor; provided, however, that de minimis non-audit services may instead be approved in accordance with applicable SEC rules, although no non-audit services were approved pursuant to this exception in 2012.

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

Aurora Diagnostics Holdings, LLC

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2010, 2011 and 2012 (in thousands):

		Charged to		Net Write-offs
	Beginning	Statement of		and Other	Ending
Description	Balance	Operations	Other (1)	Adjustments	Balance
Allowance for Doubtful Accounts:
Year ended December 31, 2010	$8,553	$12,393	$875	$(10,097)	$11,724
Year ended December 31, 2011	$11,724	$18,474	$2,291	$(14,967)	$17,522
Year ended December 31, 2012	$17,522	$18,343	$—	$(19,367)	$16,498

(1)	Represents the Allowance for Doubtful Accounts recorded in connection with the application of acquisition accounting for the 2010 and 2011 acquisitions.

(3) Exhibits. The exhibits listed in the accompanying Exhibit Index are incorporated by reference as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURORA DIAGNOSTICS HOLDINGS, LLC

Date: March 25, 2013	By:	/s/ Gregory A. Marsh
Gregory A. Marsh
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Daniel D. Crowley Daniel D. Crowley	Chief Executive Officer (principal executive officer)	March 25, 2013

/s/ Gregory A. Marsh Gregory A. Marsh	Chief Financial Officer (principal financial and accounting officer)	March 25, 2013

/s/ Peter M. Connolly Peter M. Connolly	Chairman of the Board of Managers	March 25, 2013

/s/ Thomas S. Roberts Thomas S. Roberts	Manager	March 25, 2013

/s/ Christopher Dean Christopher Dean	Manager	March 25, 2013

/s/ Bennett Thompson Bennett Thompson	Manager	March 25, 2013

/s/ Steven Neumann Steven Neumann	Manager	March 25, 2013

/s/ Blair Tikker Blair Tikker	Manager	March 25, 2013

/s/ James C. New James C. New	Manager	March 25, 2013

/s/ James Emanuel James Emanuel	Manager	March 25, 2013

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Formation of Aurora Diagnostics Holdings, LLC (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
3.2	Second Amended and Restated Limited Liability Company Agreement of Aurora Diagnostics Holdings, LLC (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
4.1	Indenture, dated December 20, 2010, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
4.2	First Supplemental Indenture, dated December 31, 2011, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
4.3	Second Supplemental Indenture, dated December 31, 2011, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
4.4	Third Supplemental Indenture, dated June 2, 2011, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
4.5	Fourth Supplemental Indenture, dated August 12, 2011, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
4.6	Form of 10.750% senior notes due 2018 (Included as Exhibit A to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
4.7	Amended and Restated Registration Rights Agreement, dated June 12, 2009, by and among Aurora Diagnostics Holdings, LLC and each of the signatories thereto (filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
10.1	Credit and Guaranty Agreement, dated May 26, 2010, by and among Aurora Diagnostics, LLC as Borrower, Aurora Diagnostics Holdings, LLC and certain subsidiaries and affiliates of Aurora Diagnostics, LLC as Guarantors, the various lenders party thereto, Barclays Bank PLC as Administrative Agent and Collateral Agent, Barclays Capital, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC as Joint Lead Arrangers and Joint Bookrunners, Morgan Stanley Senior Funding, Inc. as Syndication Agent and UBS Securities LLC as Documentation Agent (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
10.2	Amendment to Credit and Guaranty Agreement, dated December 20, 2010, by and among Aurora Diagnostics, LLC as Borrower, Aurora Diagnostics Holdings, LLC and certain subsidiaries and affiliates of Aurora Diagnostics, LLC as Guarantors, Barclays Bank PLC as Administrative Agent and Collateral Agent and the lenders party thereto (filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K filed on March 23, 2012 and incorporated herein by reference).
10.3	Amendment No. 2 to Credit and Guaranty Agreement, dated October 26, 2012, by and among Aurora Diagnostics, LLC as Borrower, Aurora Diagnostics Holdings, LLC and certain subsidiaries and affiliates of Aurora Diagnostics, LLC as Guarantors, Barclays Bank PLC as Administrative Agent and Collateral Agent and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2012 and incorporated herein by reference)
10.4	Senior Management Agreement, dated November 5, 2007, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics, LLC and Greg Marsh* (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
10.5	Letter Agreement, dated August 11, 2008, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics, LLC and Greg Marsh* (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.6	Senior Management Agreement, dated October 2006, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics, LLC, James C. New and Fred Ferrara* (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
10.7	First Amendment to Senior Management Agreement, dated October 2006, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics, LLC, James C. New and Fred Ferrara* (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
10.8	Senior Management Agreement, dated April 2007, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics, LLC, James C. New and Michael Null* (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
10.9	Employment Agreement, dated August 2, 2011, by and between Aurora Diagnostics Holdings, LLC and Jon L. Hart* (filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
10.10	Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan* (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
10.11	First Amendment to the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan* (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
10.12	Form of Unit Option Award Certificate under the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan* (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
10.13	Consulting Agreement, dated July 6, 2011, by and between Aurora Diagnostics, LLC and James C. New* (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
10.14	Purchase Agreement, dated December 14, 2010, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the Guarantors party thereto, Morgan Stanley & Co. Incorporated, Barclays Capital, Inc. and UBS Securities LLC (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
10.15	Management Rights Agreement, dated June 2, 2006, by and among Aurora Diagnostics Holdings, LLC and each of the signatories thereto (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
10.16	Management Rights Agreement, dated June 12, 2009, by and among KRG Capital Partners, L.L.C., KRG Aurora Blocker, Inc. and Aurora Diagnostics Holdings, LLC (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
10.17	Amended and Restated Management Services Agreement, dated June 12, 2009, by and among Summit Partners, L.P., KRG Capital Management, L.P., and Aurora Diagnostics, LLC (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
10.18	First Amendment to Amended and Restated Management Services Agreement, dated May 20, 2010, by and among Summit Partners, L.P., KRG Capital Management, L.P., and Aurora Diagnostics, LLC (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
10.19	Form of Management Agreement by and between Aurora Diagnostics, LLC and certain of its affiliated practice subsidiaries (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
10.20	Form of Nominee Agreement by and between Aurora Diagnostics, LLC and certain of its affiliated practice subsidiaries (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
10.21	Form of Non-Alienation Agreement by and between Aurora Diagnostics, LLC and certain of its affiliated practice subsidiaries (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.22	Form of Services Agreement by and between Aurora Diagnostics, LLC and certain of its affiliated practice subsidiaries (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
10.23	First Amendment to Consulting Agreement, dated March 1, 2013, by and between Aurora Diagnostics, LLC and James C. New
18	Preferability Letter by McGladrey LLP
21.1	List of subsidiaries of Aurora Diagnostics Holdings, LLC
31.1	Certification of the Chief Executive Officer, pursuant Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer, pursuant Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contracts and compensatory plans and arrangements

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