Form 10-Q
period 2013-03-31
AURORA DIAGNOSTICS HOLDINGS LLC
filed 2013-05-15
CIK 1367832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ (Note: The registrant has filed all reports pursuant to the Securities Exchange Act of 1934 as applicable for the preceding 12 months.)

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act).

- i -

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,344	$10,842
Accounts receivable, net	31,567	29,638
Prepaid expenses and other assets	7,457	7,028
Prepaid income taxes	965	820
Deferred tax assets	153	153

Total current assets	41,486	48,481

Property and equipment, net	11,165	11,155

Other Assets:
Deferred debt issue costs, net	7,115	7,562
Deposits and other noncurrent assets	488	288
Goodwill	246,853	243,481
Intangible assets, net	93,429	98,138

	347,885	349,469

	$400,536	$409,105

Liabilities and Members’ Equity
Current Liabilities
Current portion of long-term debt	$120	$106
Current portion of fair value of contingent consideration	16,770	17,216
Accounts payable, accrued expenses and other current liabilities	16,757	16,297
Accrued compensation	8,581	9,008
Accrued interest	4,678	9,980

Total current liabilities	46,906	52,607

Long-term debt, net of current portion	322,559	315,859
Deferred tax liabilities, net	9,367	10,493
Fair value of contingent consideration, net of current portion	8,300	9,040
Other liabilities	801	879
Members’ Equity	12,603	20,227

	$400,536	$409,105

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2013 and 2012

Unaudited

(in thousands)

	Three Months Ended March 31,
	2013	2012
Net revenue	$60,967	$70,479

Operating costs and expenses:
Cost of services	33,789	33,752
Selling, general and administrative expenses	16,366	17,187
Provision for doubtful accounts	4,338	4,674
Intangible asset amortization expense	4,709	5,808
Management fees	617	729
Acquisition and business development costs	38	71
Change in fair value of contingent consideration	1,955	2,247

Total operating costs and expenses	61,812	64,468

Income (loss) from continuing operations	(845)	6,011

Other income (expense):
Interest expense	(7,958)	(8,163)
Other income	8	4

Total other expense, net	(7,950)	(8,159)

Loss from continuing operations before income taxes	(8,795)	(2,148)
Income tax benefit	(1,118)	(465)

Net loss from continuing operations	(7,677)	(1,683)
Discontinued operations:
Loss from operations	—	(401)

Loss from discontinued operations	—	(401)
Net loss	$(7,677)	$(2,084)

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2013 and 2012

Unaudited

(in thousands)

	2013	2012
Cash Flows From Operating Activities
Net loss from continuing operations	$(7,677)	$(1,683)
Loss from discontinued operation	—	(401)

Net loss	(7,677)	(2,084)
Adjustments to reconcile net loss to net used in operating activities:
Depreciation and amortization	5,842	6,990
Amortization of deferred debt issue costs	458	529
Amortization of original issue discount on debt	64	72
Deferred income taxes	(1,126)	—
Equity compensation costs	53	133
Change in fair value of contingent consideration	1,955	2,247
Gain on disposal of property	(8)	(3)
Changes in assets and liabilities, net of working capital acquired in business combinations:
(Increase) decrease in:
Accounts receivable	(1,929)	(509)
Prepaid income taxes	(145)	(323)
Prepaid expenses	(429)	(926)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	371	(1,660)
Accrued compensation	(427)	(3,838)
Accrued interest	(5,302)	(5,303)

Net cash used in operating activities	(8,300)	(4,675)

Cash Flows From Investing Activities
Purchase of property and equipment	(1,061)	(940)
(Increase) decrease in deposits and other noncurrent assets	(200)	49
Payment of contingent notes	(6,513)	(11,201)

Net cash used in investing activities	(7,774)	(12,092)

Cash Flows From Financing Activities
Payments of capitalized lease obligations	(24)	(23)
Net borrowings under revolver	6,600	5,500
Payment of debt issuance costs	—	(141)
Contributions from members	—	43

Net cash provided by financing activities	6,576	5,379

Net decrease in cash	(9,498)	(11,388)
Cash and cash equivalents, beginning	10,842	16,262

Cash and cash equivalents, ending	$1,344	$4,874

Supplemental Disclosures of Cash Flow Information
Cash interest payments	$12,706	$12,817

Cash tax payments, including member tax distributions	$177	$197

Supplemental Schedule of Noncash Investing and Financing Activities
Capital lease obligations	$100	$180

See Notes to Condensed Consolidated Financial Statements.

Note 1.	Nature of Business and Significant Accounting Policies

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

The accompanying consolidated balance sheet as of December 31, 2012, which was derived from the audited financial statements as of December 31, 2012 of Aurora Diagnostics Holdings, LLC, and the accompanying unaudited condensed consolidated financial statements as of and for the three month periods ended March 31, 2013 and March 31, 2012 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2012.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2013.

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

For the three months ended March 31, 2012 the discontinued operation had net revenue of $1.6 million and a net loss of $0.4 million.

The following is a summary of the assets and liabilities of the discontinued operation as of the transaction date on August 31, 2012 (in thousands):

Assets
Accounts receivable, net	$533
Prepaid expenses	203
Property and equipment	544

Total assets transferred	$1,280

Liabilities
Accounts payable and accrued expenses	$196
Accrued compensation	95

Total liabilities transferred	$291

Revenue Recognition and Accounts Receivable

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

Recent Accounting Standards Updates

In July 2012, the Financial Accounting Standards Board (FASB) issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 220) – Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 allows an entity to first assess qualitative factors in determining whether events and circumstances indicate that it is more-likely-than not that an indefinite-lived intangible asset is impaired. If an entity determines that it is not more-likely-than not that the indefinite-lived intangible asset is impaired, then the entity is not required to perform a quantitative impairment test. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 adds new disclosure requirements for amounts reclassified out of accumulated other comprehensive income (“AOCI”). The total changes in AOCI must be disaggregated between reclassification adjustments and current period other comprehensive income. This new standard also requires an entity to present reclassification adjustments out of AOCI either on the face of the income statement or in the notes to the financial statements based on their source and the income statement line items affected by the reclassification. The Company adopted ASU No. 2013-02 for interim and annual periods beginning on January 1, 2013. The adoption of ASU 2013-02 did not have a material effect on the Company’s financial position, results of operations or cash flows.

Note 2.	Accounts Receivable

Accounts receivable consist of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Accounts receivable	$48,537	$46,136
Less: Allowance for doubtful accounts	(16,970)	(16,498)

Accounts receivable, net	$31,567	$29,638

Note 3.	Goodwill and Intangible Assets

As of March 31, 2013 and December 31, 2012, the Company had accumulated impairment charges related to goodwill of $167.7 million. The following table presents adjustments to goodwill during the three months ended March 31, 2013 and the year ended December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Goodwill, beginning of period	$243,481	$375,131
Contingent notes*	3,372	8,260
Goodwill impairment	—	(139,910)

Goodwill, end of period	$246,853	$243,481

*	Related to acquisitions completed prior to January 1, 2009.

For the three months ended March 31, 2013 and 2012, the Company recorded amortization expense of $4.7 million and $5.8 million, respectively, related to its intangible assets. The Company’s balances for intangible assets as of March 31, 2013 and December 31, 2012 and the related accumulated amortization are set forth in the table below (in thousands):

		Weighted Average	March 31, 2013
	Range	Amortization Period		Accumulated
	(Years)	(Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	9	$132,740	$(64,853)	$67,887
Health care facility agreements	4 – 18	11	28,360	(4,185)	24,175
Noncompete agreements	3 – 5	5	4,778	(3,411)	1,367

Total intangible assets			$165,878	$(72,449)	$93,429

		Weighted Average	December 31, 2012
	Range	Amortization Period		Accumulated
	(Years)	(Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	9	$132,740	$(60,846)	$71,894
Health care facility agreements	4 – 18	11	28,360	(3,636)	24,724
Noncompete agreements	3 – 5	5	4,778	(3,258)	1,520

Total intangible assets			$165,878	$(67,740)	$98,138

As of March 31, 2013, estimated future amortization expense is as follows (in thousands):

Year Ending December 31,
Remainder of 2013	$13,892
2014	17,911
2015	17,618
2016	17,108
2017	11,353
Thereafter	15,547

$93,429

Note 4.	Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other current liabilities as of March 31, 2013 and December 31, 2012 consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Accounts payable	$4,365	$4,611
Reserve for medical claims	4,686	4,605
Due to predecessor pension plan	748	1,194
Accrued management fees	1,697	1,096
Other accrued expenses	5,261	4,791

	$16,757	$16,297

Note 5.	Long-Term Debt

On May 26, 2010, the Company entered into a $335.0 million credit facility with Barclays Bank PLC and certain other lenders. This credit facility, which is collateralized by substantially all of the Company’s assets and guaranteed by all of the Company’s subsidiaries, included a $225.0 million senior secured first lien term loan facility that matures May 2016. The credit facility also included a $110.0 million senior secured first lien revolving credit facility that matures May 2015, of which $50.0 million became available upon the closing of the new credit facility and $60.0 million became available on December 20, 2010, when the Company amended the credit facility and issued $200.0 million unsecured Senior Notes, as described below. Prior to the third amendment of the credit facility, as described below, the Company’s term loan facility bore interest, at the Company’s option, at a rate initially equal to the prime rate plus 3.25 percent per annum or LIBOR (subject to a floor of 2.00 percent) plus 4.25 percent per annum, or 6.25% as of March 31, 2013. In connection with the issuance of the $200.0 million unsecured Senior Notes, the Company’s credit facility was amended and restated December 20, 2010.

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

On October 26, 2012, the Company entered into a second amendment to the credit facility, which became effective on October 29, 2012 after the payment of certain required fees and expenses. The second amendment provided for the elimination of the interest coverage ratio requirements and the adjustment of the senior secured leverage ratio requirements from 2.75:1.00 to 3.00:1.00 beginning with the fiscal quarter ending September 30, 2012. In connection with the second amendment, the Company elected to reduce the maximum amount available under the revolving credit facility from $110 million to $60 million. As of March 31, 2013 the balance outstanding under the term loan facility was $102.5 million. As of March 31, 2013 the Company had a balance of $20.6 million outstanding and $39.4 million available under its revolving credit facility and was in compliance with all loan covenants.

On April 24, 2013, the Company entered into a third amendment to the credit facility, which increases the applicable margin on certain term loans and revolving loans from 4.25% to 4.75% with respect to LIBOR rate loans and from 3.25% to 3.75% with respect to base rate loans. It also provides for the adjustment of the senior secured leverage ratio requirements from 3.00:1.00 to (i) 3.50:1.00 for any fiscal quarter ending during the period from September 30, 2013 to September 30, 2014, and (ii) 3.25:1.00 for any fiscal quarter ending December 31, 2014 and thereafter. Subsequent to March 31, 2013, the Company incurred approximately $0.9 million of costs in connection with the third amendment, which it capitalized as deferred debt issue costs.

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

Long-term debt consists of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Senior Notes	$200,000	$200,000
Term loan	102,500	102,500
Revolver	20,600	14,000
Capital lease obligations	386	336

	323,486	316,836
Less:
Original issue discount, net	(807)	(871)
Current portion	(120)	(106)

Long-term debt, net of current portion	$322,559	$315,859

As of March 31, 2013, estimated future debt principal payments are as follows (in thousands):

Year Ending December 31,
Remainder of 2013	$93
2014	103
2015	20,673
2016	102,573
2017	36
Thereafter	200,008

$323,486

Note 6.	Fair Value of Contingent Consideration

In connection with certain of its acquisitions, the Company agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. For all acquisitions prior to January 1, 2009, the Company did not accrue contingent consideration obligations prior to the attainment of the objectives and the amount owed had become fixed and determinable. The Company paid consideration under contingent notes related to acquisitions completed prior to January 1, 2009 of $3.4 million and $7.7 million for the three months ended March 31, 2013 and 2012, respectively. The Company paid consideration under contingent notes related to acquisitions completed after January 1, 2009 of $3.1 million and $3.5 million for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, no further amounts were expected to be paid for acquisitions completed prior to January 1, 2009, and assuming the acquired practices achieve the maximum level of stipulated operating earnings, the maximum principal amount of contingent consideration payable over the next four years is approximately $73.3 million for acquisitions completed subsequent to January 1, 2009. A lesser amount will be paid if the practices’ earnings are below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. Future payments for acquisitions completed subsequent to January 1, 2009 will be reflected in the change in the fair value of the contingent consideration. The total fair value of the contingent consideration reflected in the accompanying consolidated condensed balance sheets as of March 31, 2013 and December 31, 2012 is $25.1 million and $26.3 million, respectively.

Note 7.	Related Party Transactions

Acquisition Target Consulting Agreement

On June 2, 2006, and as subsequently amended and restated on July 6, 2011, the Company and an entity owned by two members of the Company entered into a professional services agreement to provide certain acquisition target identification consulting services to the Company. In exchange for these services the Company paid to the entity a monthly retainer of $23,000, plus reimbursable expenses. The entity also earned a success fee of $45,000 for each identified acquisition consummated by the Company. On August 28, 2012, the professional services agreement was amended and restated to provide a $12,000 monthly retainer. In addition, the entity also earns a success fee equal to $65,000 for each identified acquisition consummated by the Company. The entity also will be paid a fee of 8 percent of revenue for certain new business development efforts as outlined in the amended and restated agreement. The Company paid the entity a total of $51,000 and $95,000 during the three month periods ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, the Company owed the entity $0 and $13,000, respectively, under this arrangement.

Management and Financial Advisory Agreement

On June 2, 2006, the Company, through its wholly-owned subsidiary, and two members of the Company entered into a management services agreement. On June 12, 2009 the management agreement was amended to substitute a new member for one of the original members. The agreement calls for the members and their affiliates to provide certain financial and management advisory services in connection with the general business planning and forecasting and acquisition and divestiture strategies of the Company. In exchange for the services, the Company pays fees equal to 1.0% of revenues plus expenses to the members.

As of March 31, 2013 and December 31, 2012, $1.7 million and $1.1 million, respectively, of these Management Fees are reflected in accounts payable, accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The consolidated condensed statements of operations include Management Fees of $0.6 million and $0.7 million for the three month ended March 31, 2013 and 2012, respectively. The Company paid management fees of $12,000 and $1.0 million during the three months ended March 31, 2013 and 2012, respectively.

Pursuant to the third amendment of the Company’s credit agreement, the Company shall not make any payments of management or similar fees to the private equity sponsors and certain other equity investors until payment in full of all loans under the credit agreement, provided that such management or similar fees shall continue to accrue.

Facilities Lease Agreements

The Company currently leases five of its facilities from entities owned by physician employees or affiliated physicians who are also former owners of the acquired practices. The leases provide for monthly aggregate base payments of approximately $86,000 and expire in December 2013, December 2014, April 2017, December 2019, and October 2020. Rent paid to the related entities was $0.3 million for each of the three month periods ended March 31, 2013 and 2012.

Executive Management Agreement

On March 12, 2013, Daniel D. Crowley was appointed as the Chief Executive Officer and President of the Company. In connection with the appointment of Mr. Crowley, the Company entered into an agreement with Dynamic Healthcare Solutions (“DHS”), of which Mr. Crowley is the founder and a principal. Pursuant to the agreement, the Company pays DHS a monthly fee of $100,000, plus reasonable out of pocket expenses and hourly fees for and DHS staff (other than Mr. Crowley) that provides services under the agreement. The agreement may be terminated by the Company with thirty days notice, subject to the payment of termination fees in certain circumstances as prescribed in the agreement. In addition, the agreement requires the Company to pay DHS a success fee in the event that a change of control of the Company occurs at any time during the term of the agreement or the one-year period following the termination of the agreement. The amount of the success fee would be based on the valuation of the Company at the time of the change of control. Other than the agreement with DHS, Mr. Crowley does not receive any direct or indirect compensation or benefits from the Company. During the three months ended March 31, 2013, the Company paid $0.3 million to the DHS, including a retainer of $0.2 million, which is included in deposits and other non-current assets as of March 31, 2013. As of March 31, 2013, the Company owed $29,000 to DHS, which is included in accounts payable, accrued expenses and other current liabilities.

Note 8.	Equity-Based Compensation

On July 6, 2011, the Company adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan for the grant of options to purchase units of Aurora Diagnostics Holdings, LLC to employees, officers, managers, consultants and advisors of the Company and its affiliates. As of March 31, 2013, the Company has authorized the grant of up to 1,931,129 options and reserved the equivalent number of units for issuance upon the future exercise of awards pursuant to the plan. As of March 31, 2013, 1,255,000 options were outstanding and an additional 676,129 options were available for grant. Out of the total 1,255,000 options outstanding as of March 31, 2013, 502,263 were vested and 752,737 were unvested.

During the three months ended March 31, 2013 options to purchase 480,000 units were cancelled and no new options were granted. No options were exercised in the year ended December 31, 2012 or the three months ended March 31, 2013.

Selling, general and administrative expenses included equity compensation expense of $53,000 and $0.1 million for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the total remaining unamortized equity compensation cost was approximately $2.0 million.

Note 9.	Commitments and Contingencies

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

Contingent Notes

As discussed in Note 6, in connection with certain of its acquisitions, the Company agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. The computation of the annual operating earnings is subject to review and approval by sellers prior to payment. In the event there is a dispute, the Company will pay the undisputed amount and then take reasonable efforts to resolve the dispute with the sellers. If the sellers are successful in asserting their dispute additional payments could be made in future periods. In connection with one of the Company’s contingent notes, the sellers have asserted an additional $1.6 million is owed by the Company. The sellers may also contest the Company’s computation of the amount owed under the third and final period under this contingent note. The Company’s management believes its computations are correct; however, at this time it cannot predict the outcome of this matter.

As of March 31, 2013, no further amounts were expected to be paid for acquisitions completed prior to January 1, 2009, and the total maximum future payments for contingent consideration issued in acquisitions completed since January 1, 2009 was $73.3 million. Lesser amounts will be paid for earnings below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. Any future payments of contingent consideration will be reflected in the change in the fair value of the contingent consideration. As of March 31, 2013, the fair value of contingent consideration related to acquisitions completed since January 1, 2009 was $25.1 million, representing the present value of approximately $28.0 million in estimated future payments over the next four years.

Purchase Obligation

In March 2011, the Company entered into a five year non-cancelable commitment to purchase reagents and other laboratory supplies. Under this agreement, the Company must purchase approximately $0.8 million annually of reagents and other laboratory supplies through March 2016. Through March 31, 2013, the Company made purchases of approximately $2.1 million under the obligation. At March 31, 2013, the approximate total remaining purchase commitment is approximately $2.3 million.

In connection with the commitment, the vendor provided the Company with lab testing equipment, to which the Company will receive title upon fulfillment of its purchase obligations under the commitment. The company recorded the equipment and a corresponding obligation under purchase commitment for the fair market value of the equipment of $1.4 million. The remaining obligation under this purchase commitment included in other liabilities in the accompanying condensed consolidated balance sheets was $0.8 million and $0.9 million as of March 31, 2013 and December 31, 2012, respectively.

Note 10.	Fair Value of Financial Instruments

Recurring Fair Value Measurements

The Company’s interest rate cap agreement, which was entered into in September 2010, expired in September 2012. During the three months ended March 31, 2012 the Company recorded interest expense of $7,000 to write down the interest rate cap agreement to $0.

As of March 31, 2013 and December 31, 2012, the fair value of contingent consideration related to acquisitions since January 1, 2009 was $25.1 million and $26.3 million, respectively. The fair value of contingent consideration is derived using valuation techniques that incorporate unobservable inputs and are considered Level 3 items. We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. Estimates for fair value of contingent consideration primarily involve two inputs, which are (i) the projections of the financial performance of the acquired practices that are used to calculate the amount of the payments and (ii) the discount rates used to calculate the present value of future payments. Changes in either of these inputs will impact the estimated fair value of contingent consideration. At March 31, 2013 the discount rates ranged from 13.8 percent to 15.4 percent.

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of March 31, 2013 (in thousands):

			Significant Other	Significant
		Quoted Prices	Observable	Unobservable
		in Active Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Current portion of fair value of contingent consideration	$16,770	$—	$—	$16,770

Fair value of contingent consideration, net of current portion	$8,300	$—	$—	$8,300

The following is a roll-forward of the Company’s Level 3 fair value instruments for the three months ended March 31, 2013 (in thousands):

	Beginning	Total (Gains) /			Ending
	Balance	Losses Realized			Balance
	January 1, 2013	and Unrealized	Issuances	Settlements	March 31, 2013
Fair value of contingent consideration	$26,256	$1,955	$—	$(3,141)	$25,070

Non-Recurring Fair Value Measurements

Certain assets that are measured at fair value on a non-recurring basis, including property and equipment and intangible assets, are adjusted to fair value only when the carrying values are greater than their fair values. The Company completed its latest annual impairment evaluations as of November 30, 2012 and recorded a write-off of goodwill and intangibles to reflect the then current estimated fair value of the impaired reporting units. The fair value was derived with fair value models utilizing unobservable inputs that therefore are considered Level 3 items.

As of March 31, 2013 and December 31, 2012 the carrying amounts of cash, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value based on the short maturity of these instruments. As of March 31, 2013 and December 31, 2012 the fair value of the Company’s long-term debt was $279.4 million and $292.7 million, respectively. The Company uses quoted market prices and yields for the same or similar types of borrowings in active markets when available to determine the fair value of the Company’s debt. These fair values are considered Level 2 items.

Note 11.	Income Taxes

The Company is a Delaware limited liability company. For federal income tax purposes, the Company is treated as a partnership. Accordingly, the Company is generally not subject to income taxes and the income attributable to the limited liability company is distributed to the members in accordance with the terms of the operating agreement. However, certain of the Company’s subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The provision for income taxes for these subsidiaries is reflected in the Company’s condensed consolidated financial statements and includes federal and state taxes currently payable and changes in deferred tax assets and liabilities, excluding the establishment of deferred tax assets and liabilities related to acquisitions. The benefit for federal and state taxes was $1.1 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively.

Note 12.	Guarantor Subsidiaries

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

The following tables present consolidating financial information as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012 for (i) Aurora Diagnostics Holdings, LLC, (ii) on a combined basis, the subsidiaries of the Company that are guarantors of the Company’s Senior Notes (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of the Company that are not guarantors of the Company’s Senior Notes (the “Non-Guarantor Subsidiaries”). For presentation in the following tables, Subsidiary Guarantors includes revenue and expenses and assets and liabilities for those subsidiaries directly or indirectly 100% owned by the Company, including those entities that have contractual arrangements with affiliated physician groups. Essentially, all property and equipment reflected in the accompanying consolidated balance sheets collateralize the Company’s debt. As such, as of March 31, 2013 and December 31, 2012, $3.7 million and $3.8 million, respectively, of property and equipment held by Non-Guarantor Subsidiaries is reflected under Subsidiary Guarantors in the following tables.

Condensed Consolidating Balance Sheets (in thousands):

	Aurora Diagnostics	Subsidiary	Non-Guarantor	Consolidating	Consolidated
March 31, 2013	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$588	$—	$756	$—	$1,344
Accounts receivable, net	—	14,937	16,630	—	31,567
Prepaid expenses and other assets	5,157	1,314	986	—	7,457
Prepaid income taxes	5	223	737	—	965
Deferred tax assets	—	11	142	—	153

Total current assets	5,750	16,485	19,251	—	41,486

Property and equipment, net	2,327	8,838	—	—	11,165

Other Assets:
Intercompany receivable	389,198	—	—	(389,198)	—
Deferred debt issue costs, net	7,115	—	—	—	7,115
Deposits and other noncurrent assets	350	119	19	—	488
Goodwill	—	171,869	74,984	—	246,853
Intangible assets, net	—	56,466	36,963	—	93,429

	396,663	228,454	111,966	(389,198)	347,885

	$404,740	$253,777	$131,217	$(389,198)	$400,536

Liabilities and Members’ Equity
Current Liabilities
Current portion of long-term debt	$20	$100	$—	$—	$120
Current portion of fair value of contingent consideration	—	11,060	5,710	—	16,770
Accounts payable and accrued expenses	12,225	1,871	2,661	—	16,757
Accrued compensation	3,758	2,398	2,425	—	8,581
Accrued interest	4,678	—	—	—	4,678

Total current liabilities	20,681	15,429	10,796	—	46,906

Intercompany payable	—	281,408	107,790	(389,198)	—
Long-term debt, net of current portion	322,374	185	—	—	322,559
Deferred tax liabilities, net	—	1,676	7,691	—	9,367
Fair value of contingent consideration, net of current portion	—	3,360	4,940	—	8,300
Other liabilities	801	—	—	—	801
Members’ Equity	60,884	(48,281)	—	—	12,603

	$404,740	$253,777	$131,217	$(389,198)	$400,536

December 31, 2012	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current Assets
Cash and cash equivalents	$9,637	$2	$1,203	$—	$10,842
Accounts receivable, net	—	13,676	15,962	—	29,638
Prepaid expenses and other assets	5,061	987	980	—	7,028
Prepaid income taxes	5	87	728	—	820
Deferred tax assets	—	11	142	—	153

Total current assets	14,703	14,763	19,015	—	48,481

Property and equipment, net	2,189	8,966	—	—	11,155

Other Assets:
Intercompany receivable	381,825	—	—	(381,825)	—
Deferred debt issue costs, net	7,562	—	—	—	7,562

Deposits and other noncurrent assets	150	119	19	—	288
Goodwill	—	168,497	74,984	—	243,481
Intangible assets, net	—	59,408	38,730	—	98,138

	389,537	228,024	113,733	(381,825)	349,469

	$406,429	$251,753	$132,748	$(381,825)	$409,105

Liabilities and Members’ Equity
Current Liabilities
Current portion of long-term debt	$7	$99	$—	$—	$106
Current portion of fair value of contingent consideration	—	10,820	6,396	—	17,216

Accounts payable, accrued expenses and other current liabilities	10,889	2,135	3,273	—	16,297

Accrued compensation	2,642	3,179	3,187	—	9,008
Accrued interest	9,980	—	—	—	9,980

Total current liabilities	23,518	16,233	12,856	—	52,607
Intercompany payable	—	275,070	106,755	(381,825)	—
Long-term debt, net of current portion	315,649	210	—	—	315,859
Deferred tax liabilities	—	1,756	8,737	—	10,493

Fair value of contingent consideration, net of current portion	—	4,640	4,400	—	9,040
Other liabilities	879	—	—	—	879

Members’ Equity	66,383	(46,156)	—	—	20,227

	$406,429	$251,753	$132,748	$(381,825)	$409,105

Condensed Consolidating Statements of Operations (in thousands):

For the Three Months Ended March 31, 2013	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Net revenue	$—	$34,567	$26,400	$60,967

Operating costs and expenses:
Cost of services	—	13,937	19,852	33,789
Selling, general and administrative expenses	4,829	6,660	4,877	16,366
Provision for doubtful accounts	—	2,369	1,969	4,338
Intangible asset amortization expense	—	2,942	1,767	4,709
Management fees	(4,552)	10,299	(5,130)	617
Acquisition and business development costs	38	—	—	38
Change in fair value of contingent consideration	—	366	1,589	1,955

Total operating costs and expenses	315	36,573	24,924	61,812

Income (loss) from continuing operations	(315)	(2,006)	1,476	(845)

Other (expense) income:
Interest expense	(5,235)	(202)	(2,521)	(7,958)
Other income	4	4	—	8

Total other expense, net	(5,231)	(198)	(2,521)	(7,950)

Loss from continuing operations before income taxes	(5,546)	(2,204)	(1,045)	(8,795)

Income tax provision (benefit)	6	(79)	(1,045)	(1,118)

Net loss	$(5,552)	$(2,125)	$—	$(7,677)

For the Three Months Ended March 31, 2012	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Net revenue	$—	$38,159	$32,320	$70,479

Operating costs and expenses:
Cost of services	—	13,878	19,874	33,752
Selling, general and administrative expenses	4,873	7,107	5,207	17,187
Provision for doubtful accounts	—	2,491	2,183	4,674
Intangible asset amortization expense	—	3,143	2,665	5,808
Management fees	(4,402)	5,456	(325)	729
Acquisition and business development costs	71	—	—	71
Change in fair value of contingent consideration	—	1,474	773	2,247

Total operating costs and expenses	542	33,549	30,377	64,468

Income (loss) from continuing operations	(542)	4,610	1,943	6,011

Other (expense) income:
Interest expense	(5,695)	(168)	(2,300)	(8,163)
Other income (expense)	—	2	2	4

Total other expense, net	(5,695)	(166)	(2,298)	(8,159)

Loss from continuing operations before income taxes	(6,237)	4,444	(355)	(2,148)
Income tax provision (benefit)	5	(115)	(355)	(465)

Net loss from continuing operations	(6,242)	4,559	—	(1,683)

Discontinued operations:
Loss from operations	—	(401)	—	(401)

Loss from discontinued operation	—	(401)	—	(401)
Net loss	$(6,242)	$4,158	$—	$(2,084)

Condensed Consolidating Statements of Cash Flows (in thousands):

For the Three Months Ended March 31, 2013	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Cash Flows From Operating Activities:
Net loss from continuing operations	$(5,552)	$(2,125)	$—	$(7,677)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	826	4,101	2,311	7,238
Changes in assets and liabilities, net of effects of acquisitions	(10,310)	3,471	(1,022)	(7,861)

Net cash (used in) provided by operating activities	(15,036)	5,447	1,289	(8300)
Net cash used in investing activities	613	(5,425)	(1,736)	(7,774)
Net cash provided by (used in) financing activities	6,600	(24)	—	6,576

Net decrease in cash	(9,049)	(2)	(447)	(9,498)

Cash and cash equivalents, beginning of period	9,637	2	1,203	10,842

Cash and cash equivalents, end of period	$588	$—	$756	$1,344

For the Three Months Ended March 31, 2012	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Cash Flows From Operating Activities:
Net loss from continuing operations	$(6,242)	$4,559	$—	$(1,683)
Net loss from discontinued operation	—	(401)	—	(401)

Net loss	(6,242)	4,158	—	$(2,084)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	931	5,600	3,437	9,968
Changes in assets and liabilities, net of effects of acquisitions	(10,659)	(2,796)	896	(12,559)

Net cash (used in) provided by operating activities	(15,970)	6,962	4,333	(4,675)
Net cash used in investing activities	(232)	(7,058)	(4,802)	(12,092)
Net cash provided by (used in) financing activities	5,402	(23)	—	5,379

Net increase (decrease) in cash	(10,800)	(119)	(469)	(11,388)

Cash and cash equivalents, beginning of period	14,303	127	1,832	16,262

Cash and cash equivalents, end of period	$3,503	$8	$1,363	$4,874

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in Part I. Item 1 of this Quarterly Report on Form 10-Q. Some of the statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, or that describe our plans, goals, intentions, objectives, strategies, expectations, beliefs and assumptions, are forward-looking statements. The words “believe,” “may,” “might,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project,” “plan,” “objective,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. We caution that the forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of known and unknown risks, uncertainties and assumptions that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Factors that could contribute to these differences include, among other things:

•	changes in medical treatment or reimbursement rates or utilization for our anatomic and clinical pathology markets;

•	changes in payor regulations, policies or payor mix;

•	changes in regulation or regulatory policies;

•	competition for our diagnostic services, including the internalization of testing functions and technologies by our clients;

•	the failure to successfully collect for our services;

•	payor efforts to reduce utilization and reimbursement rates;

•	changes in product mix;

•	failure to successfully integrate or fully realize the anticipated benefits from our acquisitions within the expected time frames;

•	the discovery of unknown or contingent liabilities from acquired businesses;

•	the failure of our acquired assets to generate the level of expected returns;

•	disruptions or failures of our IT solutions or infrastructure;

•	the failure to adequately safeguard data;

•	loss of key executives, pathologists and technical personnel;

•	growth in demand for our services that exceeds our ability to adequately scale our infrastructure;

•	a decline in our rate of strategic or organic growth;

•	the loss of in-network status with or our inability to collect from health care insurers;

•	the availability of additional capital resources;

•	increased competition in our industry or the failure to maintain relationships with clients, including referring physicians and hospitals, and with payors;

•	the protection of our intellectual property;

•	general economic, business or regulatory conditions affecting the health care and diagnostic testing services industries;

•	the introduction of new or failure of old technologies, products or tests;

•	federal or state health care reform initiatives;

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

•

the other risks and uncertainties discussed under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in other documents filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

In addition, the 2013 Fee Schedule included the reduction of certain relative value units and geographic adjustment factors used to determine reimbursement for a number of our most commonly used pathology codes, including the components of code 88305, our most common code. In particular, the 2013 Fee Schedule implements a 52 percent reduction in the technical component of code 88305 and a 2 percent increase in the professional component of code 88305. These changes in the components of code 88305 result in a blended reduction of the global code 88305 of approximately 33 percent. Additional changes were also made to other surgical pathology codes. Based on our current Medicare business mix, we estimate the changes to the 2013 Fee Schedule, excluding any reduction due to sequestration, would result in a reduction of our annualized Medicare revenue of approximately $21 million. At this time we are unable to predict whether, and the extent to which, non-governmental third-party payors will seek to reduce our reimbursement rates as a result of the changes to the 2013 Fee Schedule.

The 2013 Fee Schedule also explains CMS’ plans for new CPT Codes applicable to molecular diagnostics tests. In 2011, the American Medical Association adopted over 100 analyte-specific codes for molecular diagnostic testing, which will replace the prior, more general methodology codes, which were billed on a “stacked” basis. CMS delayed implementing the new codes in 2012, but has stated that it plans to implement them for 2013. CMS explained that it decided to keep the new molecular codes on the Clinical Laboratory Fee Schedule (CLFS), rather than move them to the Physician Fee Schedule as some stakeholders had urged, and gap fill them, by referring the codes to the Medicare contractors to allow them to determine an appropriate price. The contractors are currently going through the gap filling process, and we do not know, at this time, what impact these decisions will have on our revenues.

The Budget Control Act of 2011 created a Joint Select Committee on Deficit Reduction, which was tasked with recommending proposals to reduce spending. Under the law, the Joint Committee’s failure to achieve a targeted deficit reduction, or Congress’ failure to pass the Committee’s recommendations without amendment by December 23, 2011, would result in automatic across-the-board cuts to most discretionary programs. Automatic cuts also would be made to Medicare and would result in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and continuing through 2021. Because the Joint Committee was not able to agree on a set of deficit reduction recommendations for Congress to vote on, cuts are scheduled beginning in April 2013. We estimate the full two percent cut would result in a further reduction in our annual Medicare revenue of approximately $1.2 million.

Also, under Medicare regulations, we are sometimes required to bill other entities for the services that we provide. In 1999, Medicare announced a policy that applies to anatomic pathology specimens for hospital patients. This policy would require us and other independent laboratories to bill the technical component to the hospital and the professional component to Medicare for all anatomic pathology services that we provide to hospital patients. However, in 2000, the U.S. Congress prevented this policy from going into effect for all “covered hospitals,” which were those hospitals that had arrangements with independent laboratories in effect as of July 22, 1999, the date that CMS had first announced the policy. That “grandfather provision” was originally scheduled to be effective for two years, but it has been extended repeatedly by the U.S. Congress. However, in the recently passed Middle Class Tax Relief and Job Creation Act of 2012, Congress eliminated the grandfather provision beginning with services provided after June 30, 2012. We estimate our annualized revenue associated with the “grandfather provision” is approximately $2.8 million and our annual revenue from these hospitals will be reduced by approximately $1.5 million.

Discontinued Operation

On August 31, 2012, we sold one hundred percent of our equity in one of our subsidiaries. This discontinued operation, which was our largest clinical laboratory, had experienced declining revenue and increasing losses over the preceding quarters. All comparisons that follow exclude the results of our discontinued operation.

Results of Operations

The following table outlines our results of operations as a percentage of net revenue for the three month ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Net revenue	100.0%	100.0%

Operating costs and expenses:
Cost of services	55.4%	47.9%
Selling, general and administrative expenses	26.8%	24.4%
Provision for doubtful accounts	7.1%	6.6%
Intangible asset amortization expense	7.7%	8.2%
Management fees	1.0%	1.0%
Acquisition and business development costs	0.1%	0.1%
Change in fair value of contingent consideration	3.2%	3.2%

Total operating costs and expenses	101.4%	91.5%

Income (loss) from operations	–1.4%	8.5%

Other income (expense):
Interest expense	–13.0%	–11.6%
Other income / (expense)	0.0%	0.0%

Total other expense, net	–13.0%	–11.6%

Loss from continuing operations before income taxes	–14.4%	–3.1%
Income tax benefit	–1.8%	–0.7%

Net loss from continuing operations	–12.6%	–2.4%
Discontinued operations:
Loss from operations	0.0%	–0.6%
Loss on sale	0.0%	0.0%

Loss from discontinued operations	0.0%	–0.6%
Net Loss	–12.6%	–3.0%

Our historical consolidated operating results do not reflect the results of operations of our acquisitions prior to the effective date of those acquisitions. As a result, our historical consolidated operating results may not be indicative of what our results of operations will be for future periods.

Comparison of the Three Months Ended March 31, 2013 and 2012

Net revenue

Net revenue decreased approximately $9.5 million, or 13.5 percent, to $61.0 million for the quarter ended March 31, 2013, from $70.5 million for the quarter ended March 31, 2012.

Total accessions for continuing operations decreased by approximately 20,000, or 3.7 percent, to 521,000 for the quarter ended March 31, 2013, compared to 541,000 for the quarter ended March 31, 2012. The average revenue per accession for the quarter ended March 31, 2013 was approximately $117, down from $130 in the quarter ended March 31, 2012. The decrease in net revenue and average revenue per accession compared to same quarter in 2012 was due primarily to Medicare reductions, including changes to the 2013 Fee Schedule and the grandfather provision rule change, as well as a change in service mix.

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

For the quarters ended March 31, 2013 and 2012, our pathology diagnostic testing services accounted for substantially all of our revenue.

Cost of services

Cost of services was approximately $33.8 million for each of the quarters ended March 31, 2013 and 2012. Costs of services per accession increased about 4%, primarily related to higher technical processing costs.

As a percentage of net revenue, cost of services was 55.4 percent and 47.9 percent for the quarters ended March 31, 2013 and 2012, respectively, and our gross margins were 44.6 percent and 52.1 percent for the quarters ended March 31, 2013 and 2012, respectively. We currently anticipate that our gross margin will continue to be negatively impacted by a combination of lower average revenue per accession, contractual increases in pathologist compensation and replacement, and higher costs and lower gross margins in our women’s health pathology services, including clinical tests. Cost of services and our related gross profit percentages may be positively or negatively impacted by the market, service mix and the average revenue per accession of acquisitions completed in the future.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased approximately $0.8 million, or 4.8 percent, to $16.4 million for the quarter ended March 31, 2013 from $17.2 million for the quarter ended March 31, 2012. Selling, general and administrative expenses at corporate was relatively unchanged, while expenses at our labs decreased by approximately $0.8 million, primarily related to lower personnel related costs, including lower bonus expense attributable to performance against targets. Corporate selling, general and administrative costs reflected higher severance costs of approximately $0.3 million offset by lower costs related to our performance incentive programs for corporate staff.

As a percentage of net revenue, selling, general and administrative expenses were 26.8 percent and 24.4 percent for the quarters ended March 31, 2013 and 2012, respectively.

Provision for doubtful accounts

Our provision for doubtful accounts decreased approximately $0.4 million, or 7.2 percent, to $4.3 million for the quarter ended March 31, 2013, from $4.7 million for the quarter ended March 31, 2012. The decrease in the provision for doubtful accounts primarily related to our lower net revenue related to the reductions in Medicare reimbursement rates. As a percentage of net revenue, the provision for doubtful accounts increased to 7.1 percent for the quarter ended March 31, 2013, compared to 6.6 percent for the quarter ended March 31, 2012, primarily as a result of the reduction in revenue from Medicare.

We expect our consolidated provision for doubtful accounts to range between 7.0 percent and 8.0 percent in future. The Company’s consolidated provision for doubtful accounts could be positively or negatively impacted by the provision for doubtful accounts for laboratories that we acquire in the future.

Intangible asset amortization expense (Amortization)

Amortization expense decreased to $4.7 million for the quarter ended March 31, 2013, from $5.8 million for the quarter ended March 31, 2012, as a result of impairments of intangible assets recorded in September and November 2012. We generally amortize our intangible assets over lives ranging from 2 to 18 years.

Management fees

Management fees decreased to approximately $0.6 million for the quarter ended March 31, 2013, compared to $0.7 million for the quarter ended March 31, 2012, as a result of lower revenue. Management fees are based on 1.0 percent of net revenue plus expenses.

Acquisition and business development costs

Transaction costs associated with our completed acquisitions and business development costs related to our prospecting and unsuccessful acquisition activity decreased to $38,000 for the quarter ended March 31, 2013, compared to $71,000 for the quarter ended March 31, 2012, as a result of reduced acquisition activity.

Change in fair value of contingent consideration

For the quarter ended March 31, 2013, we recorded a non-cash charge of $2.0 million, compared to $2.2 million, for the quarter ended March 31, 2012, related to changes in the estimated fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009. These changes in the fair value relate to revisions in our projections to reflect recent results, as well as other variables such as the discount rate and actual payments made.

Interest expense

Interest expense decreased approximately $0.2 million, or 2.5 percent, to $8.0 million for the quarter ended March 31, 2013, from $8.2 million for the quarter ended March 31, 2012. The decrease in interest expense was primarily due to $11.9 million of principal repayments on our term loan and a $2.9 million repayment of a subordinated unsecured note during the third quarter of 2012, partially offset by higher average balances outstanding under our revolving credit facility. For the quarter ended March 31, 2013, our average debt balance was $325.3 million at an effective rate of 9.8 percent, compared to an average debt balance of $321.9 million and an effective rate of 10.2 percent for the same period in 2012.

Provision for income taxes

We are a Delaware limited liability company for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Holdings in accordance with the terms of the Aurora Holdings LLC Agreement. We have made tax distributions to the members in amounts designed to provide such members with sufficient cash to pay taxes on their allocated income. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The benefit from federal and state income taxes for these subsidiaries, as reflected in our condensed consolidated financial statements, amounted to $1.1 million and $0.5 million for the quarters ended March 31, 2013 and 2012, respectively.

Discontinued Operations and Loss on Sale of Subsidiary

On August 31, 2012, we sold one hundred percent of our equity in one of our subsidiaries. The subsidiary, which was our largest clinical laboratory, had experienced declining revenue and increasing operating losses over the preceding quarters. In connection with the sale, we received proceeds of approximately $0.1 million from the sale of the subsidiary, incurred approximately $0.1 million of transaction related costs and recognized a loss on the sale of $1.0 million. The loss from operations of our discontinued operation amounted to $0.4 million for the quarter ended March 31, 2012.

Liquidity and Capital Resources

Since inception, we have primarily financed operations through capital contributions from our equityholders, long term debt financing and cash flow from operations. On May 26, 2010, we entered into a senior secured credit facility of $335.0 million with Barclays Bank PLC and certain other lenders. Our senior secured credit facility included a six-year $225.0 million senior secured term loan due in May 2016, which we refer to as the Term Loan, and a $110.0 million senior secured revolving credit facility that matures May 2015, which we refer to as the Revolver, of which $50.0 million became available immediately upon the closing of the credit facility and of which $60.0 million became available on December 20, 2010, when we amended the credit facility and issued the Senior Notes, as described below. Prior to the third amendment of the credit facility, as described below, the credit facility bore interest, at our option, at a rate initially equal to the prime rate plus 3.25 percent per annum or LIBOR (subject to a floor of 2.00 percent) plus 4.25 percent per annum. Proceeds from the senior secured credit facility were primarily used to repay all amounts outstanding under the credit facilities we entered into in December 2007.

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

On December 20, 2010, in connection with the closing of our Senior Notes offering, we amended our senior secured credit facility and applied $129.0 million of the net proceeds that we received from the offering to repay $19.0 million in principal owed under our Revolver and $110.0 million of the $224.4 million principal then outstanding under our Term Loan. On October 26, 2012, we entered into a second amendment to the credit facility, which became effective on October 29, 2012 after the payment of certain required fees and expenses. The second amendment provided for the elimination of the interest coverage ratio requirements and the adjustment of the senior secured leverage ratio requirements from 2.75:1.00 to 3.00:1.00 beginning with the fiscal quarter ending September 30, 2012. In connection with the second amendment, we elected to reduce the maximum amount available under the Revolver from $110 million to $60 million. As of March 31, 2013, we had $20.6 million outstanding and $39.4 million available under the Revolver and were in compliance with all loan covenants.

On April 24, 2013, we entered into a third amendment to the credit facility, which increases the applicable margin on certain term loans and revolving loans from 4.25% to 4.75% with respect to LIBOR rate loans and from 3.25% to 3.75% with respect to base rate loans. It also provides for the adjustment of the senior secured leverage ratio requirements from 3.00:1.00 to (i) 3.50:1.00 for any fiscal quarter ending during the period from September 30, 2013 to September 30, 2014, and (ii) 3.25:1.00 for any fiscal quarter ending December 31, 2014 and thereafter. The Company incurred approximately $0.9 million of costs in connection with the third amendment.

Contingent consideration for acquisitions prior to January 1, 2009

In connection with the majority of our acquisitions, we have agreed to pay additional consideration annually over future periods of three to five years, based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. For acquisitions prior to January 1, 2009, we did not accrue contingent consideration obligations prior to the attainment of the objectives and the amount owed became fixed and determinable and was agreed to by the sellers. For the three months ended March 31, 2013 and 2012, we paid consideration under contingent notes of $3.4 million and $7.7 million, respectively, related to acquisitions prior to January 1, 2009, resulting in the recognition of additional goodwill. We expect to make no further contingent payments related to acquisitions completed prior to January 1, 2009.

Contingent consideration for acquisitions subsequent to January 1, 2009

We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. These estimates involve significant projections regarding future performance of the acquired practices. If actual future results differ significantly from current estimates, the actual payments for contingent consideration will differ correspondingly. As of March 31, 2013, the fair value of contingent consideration related to the acquisitions since January 1, 2009 was $25.1 million, representing the present value of approximately $28.0 million in estimated future payments over the next four years. The potential maximum principal amount of contingent consideration payable over the next four years is $73.3 million. Lesser amounts will be paid for earnings below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. For the three months ended March 31, 2013 and 2012, we paid consideration under contingent notes of $3.1 million and $3.5 million, respectively, related to acquisitions completed since January 1, 2009. Future payments will be reflected in the change in the fair value of the contingent consideration.

Cash and Working Capital

As of March 31, 2013, we have cash and cash equivalents of $1.3 million. Our primary uses of cash are to fund our operations, service debt, including payments due under our contingent notes, make acquisitions and purchase property and equipment. Cash used to fund our operations excludes the impact of non-cash items, such as the allowance for doubtful accounts, depreciation, impairments of goodwill and other intangible assets, changes in the fair value of the contingent consideration and non-cash stock-based compensation, and is impacted by the timing of our payments of accounts payable and accrued expenses and collections of accounts receivable.

As of March 31, 2013, we had negative working capital of $5.4 million.

We require significant cash flow to service our existing debt obligations. We believe that the reduction in Medicare reimbursement for 2013, and any corresponding reduction in reimbursement from non-governmental payors, together with anticipated increases to our physician compensation expenses and other operating costs for 2013, will have a significant negative impact on our free cash flow during 2013. As of March 31, 2013, we had $39.4 million available under our Revolver. We believe our current cash and cash equivalents, together with cash from operations and the amount available under our Revolver, will be sufficient to fund our working capital requirements through 2013. In order to access the amounts available under our Revolver, we must meet the financial tests and ratios contained in our senior secured credit facility. We currently expect to meet these financial tests and ratios at least through the end of 2013. Nonetheless, we may not achieve all of our business goals and objectives and events beyond our control could affect our ability to meet these financial tests and ratios and limit our ability to access the amounts otherwise available under our Revolver.

Cash flows for operating activities

Net cash used in operating activities during the three months ended March 31, 2013 was $8.3 million compared to $4.7 million for the three months ended March 31, 2012. Net cash used in operating activities for the three months ended March 31, 2013 reflected a net loss of $7.7 million and certain adjustments for non-cash items, including $5.8 million of depreciation and amortization, $0.5 million of amortization of original issue discount and debt issue costs, $1.1 million for deferred taxes, $0.1 million of equity compensation costs and non-cash charges of $2.0 million for the change in fair value of contingent consideration. Net cash used in operating activities for the three months ended March 31, 2013 also reflected increases and decreases in working capital, including a $1.9 million increase in accounts receivable, a $0.6 million increase in prepaid expenses and prepaid income taxes, a $5.3 million decrease in accrued interest primarily related to the interest payment on our Senior Notes, a $0.4 million decrease in accrued compensation and a $0.4 million increase in accounts payable, accrued expenses and other current liabilities. As of March 31, 2013 our DSO (Days Sales Outstanding) was 47 days, which is up from 41 days as of December 31, 2012.

Cash flows for investing activities

Net cash used in investing activities during the three months ended March 31, 2013 was $7.8 million compared to $12.1 million during the three months ended March 31, 2012. Net cash used in investing activities during the three months ended March 31, 2013 consisted of $1.1 million of purchases of property and equipment and approximately $6.5 million for the payment of contingent notes, including $3.4 million related to acquisitions completed prior to January 1, 2009.

Cash flows for financing activities

Net cash provided by financing activities for the three months ended March 31, 2013 was $6.6 million compared to $5.4 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, we borrowed $6.6 million under our revolving credit facility.

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

Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as a substitute for measures of our financial performance as determined in accordance with GAAP, such as net income and operating income. Because other companies may calculate Adjusted EBITDA differently than we do, Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA has other limitations as an analytical tool when compared to the use of net income, which we believe is the most directly comparable GAAP financial measure, including:

•	Adjusted EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Adjusted EBITDA does not reflect the interest expense we incur;

•	Adjusted EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Adjusted EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Adjusted EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2013 (E)	2012 (E)
Net loss	$(7,677)	$(2,084)
Interest expense, net	7,958	8,163
Income tax provision	(1,118)	(465)
Depreciation and amortization	5,842	6,990

EBITDA	5,005	12,604

Management fees (A)	617	729
Change in fair value of contingent consideration (B)	1,955	2,247
Discontinued operation (C)	—	321
Other charges (D)	83	200

Adjusted EBITDA, as defined	$7,660	$16,101

(A)	In accordance with our amended senior secured credit facility and the indenture governing our Senior Notes, management fees payable to affiliates are excluded from Adjusted EBITDA.
(B)	These charges are for the change during the period in the fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009, related to changes in numerous variables such as the discount rate, remaining pay out period and the projected performance for each acquisition.
(C)	Amount represents EBITDA of our discontinued operation, which was sold on August 31, 2012.
(D)	Other charges include add-backs for the loss on sale of discontinued operation, equity based compensation and acquisition and business development costs as reported in our consolidated statements of operations.
(E)	For purposes of calculating compliance ratios for our amended senior secured credit facility, Adjusted EBITDA for the three months ended March 31, 2013 and 2012 would have also included an additional $1.0 million and $0.8 million, respectively, related to the add-back of certain costs as permitted by the credit agreement.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

During the three months ended March 31, 2013, there were no material changes in our commitments or contractual liabilities outside of the ordinary course of business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risks results primarily from fluctuations in interest rates. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013. Based on that evaluation, the principal executive officer and principal financial officer of the Company have concluded that, as of March 31, 2013, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which could materially affect our business, financial condition, or results of operations. The risks described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2012 and in this Quarterly Report are not the only risks that we face. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or results of operations. There have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 6.	Exhibits

10.1	Amendment No. 3 to Credit and Guaranty Agreement, dated April 24, 2013, by and among Aurora Diagnostics LLC as Borrower, Aurora Diagnostics Holdings, LLC and certain subsidiaries and affiliates of Aurora Diagnostics, LLC as Guarantors, Barclays Bank PLC as Administrative Agent and Collateral Agent and the lenders party thereto. *

10.2	Management Consulting Agreement effective March 15, 2013, between Dynamic Healthcare Solutions, LLC and Aurora Diagnostics Holdings, LLC dated March 8, 2013. *

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Filed herewith
**	Furnished herewith

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

AURORA DIAGNOSTICS HOLDINGS, LLC

Date: May 15, 2013	By:	/s/ Gregory A. Marsh
Gregory A. Marsh
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)