Form 10-Q
period 2013-06-30
AURORA DIAGNOSTICS HOLDINGS LLC
filed 2013-08-12
CIK 1367832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

- i -

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$875	$10,842
Accounts receivable, net	30,846	29,638
Prepaid expenses and other assets	7,170	7,028
Prepaid income taxes	1,075	820
Deferred tax assets	153	153
Total current assets	40,119	48,481
Property and equipment, net	10,604	11,155
Other Assets:
Deferred debt issue costs, net	6,972	7,562
Deposits and other noncurrent assets	488	288
Goodwill	246,853	243,481
Intangible assets, net	88,725	98,138
	343,038	349,469
	$393,761	$409,105
Liabilities and Members’ Equity
Current Liabilities
Current portion of long-term debt	$1,118	$106
Current portion of fair value of contingent consideration	14,190	17,216
Accounts payable, accrued expenses and other current liabilities	16,514	16,297
Accrued compensation	9,442	9,008
Accrued interest	10,138	9,980
Total current liabilities	51,402	52,607

Long-term debt, net of current portion	318,450	315,859
Deferred tax liabilities, net	8,573	10,493
Fair value of contingent consideration, net of current portion	7,070	9,040
Other liabilities	725	879
Members’ Equity	7,541	20,227
	$393,761	$409,105

See Notes to Condensed Consolidated Financial Statements.

-  1  -

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2013 and 2012

Unaudited

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue	$62,974	$71,371	$123,941	$141,850
Operating costs and expenses:
Cost of services	33,533	33,662	67,322	67,414
Selling, general and administrative expenses	16,649	17,686	33,015	34,873
Provision for doubtful accounts	4,357	4,854	8,695	9,528
Intangible asset amortization expense	4,704	5,808	9,413	11,616
Management fees	631	743	1,248	1,472
Acquisition and business development costs	38	249	76	320
Change in fair value of contingent consideration	870	761	2,825	3,008
Total operating costs and expenses	60,782	63,763	122,594	128,231
Income from continuing operations	2,192	7,608	1,347	13,619
Other income (expense):
Interest expense	(8,136)	(8,118)	(16,094)	(16,281)
Other income	10	1	18	5
Total other expense, net	(8,126)	(8,117)	(16,076)	(16,276)
Loss from continuing operations before income taxes	(5,934)	(509)	(14,729)	(2,657)
Income tax provision (benefit)	(794)	581	(1,912)	116
Net loss from continuing operations	(5,140)	(1,090)	(12.817)	(2,773)
Discontinued operations:
Loss from operations	—	(1,522)	—	(1,923)
Loss from discontinued operations	—	(1,522)	—	(1,923)
Net loss	$(5,140)	$(2,612)	$(12,817)	$(4,696)

See Notes to Condensed Consolidated Financial Statements.

-  2  -

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2013 and 2012

Unaudited

(in thousands)

	June 30,
	2013	2012
Cash Flows From Operating Activities
Net loss from continuing operations	$(12,817)	$(2,773)
Loss from discontinued operation	—	(1,923)
Net loss	(12,817)	(4,696)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,689	14,007
Amortization of deferred debt issue costs	940	1,055
Amortization of original issue discount on debt	162	143
Deferred income taxes	(1,920)	—
Equity compensation costs	131	517
Change in fair value of contingent consideration	2,825	3,008
Impairment of goodwill and other intangible assets	—	1,091
Gain on disposal of property	(18)	(3)
Changes in assets and liabilities, net of working capital acquired in business combinations:
(Increase) decrease in:
Accounts receivable	(1,208)	1,669
Prepaid income taxes	(255)	(890)
Prepaid expenses	(161)	(457)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(146)	(839)
Accrued compensation	434	(1,377)
Accrued interest	158	99
Net cash provided by (used in) operating activities	(186)	13,327
Cash Flows From Investing Activities
Purchase of property and equipment	(1,633)	(2,179)
Increase in deposits and other noncurrent assets	(200)	(1)
Payment of contingent notes	(8,990)	(16,652)
Net cash used in investing activities	(10,823)	(18,832)
Cash Flows From Financing Activities
Payments of capitalized lease obligations	(58)	(50)
Net borrowings under revolver	2,000	—
Payment of debt issuance costs	(900)	(141)
Contributions from members	—	43
Net cash provided by (used in) financing activities	1,042	(148)
Net decrease in cash	(9,967)	(5,653)
Cash and cash equivalents, beginning	10,842	16,262
Cash and cash equivalents, ending	$875	$10,609
Supplemental Disclosures of Cash Flow Information
Cash interest payments	$14,897	$14,894
Cash tax payments, including member tax distributions	$431	$1,244
Supplemental Schedule of Noncash Investing and Financing Activities
Issuance of note payable	$2,000	$—
Capital lease obligations	$100	$193

See Notes to Condensed Consolidated Financial Statements.

-  3  -

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

The accompanying consolidated balance sheet as of December 31, 2012, which was derived from the audited financial statements as of December 31, 2012 of Aurora Diagnostics Holdings, LLC, and the accompanying unaudited condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2013 and June 30, 2012 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2012.

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

For the three and six months ended June 30, 2012 the discontinued operation had net revenue of $1.3 million and $3.0 million, respectively, and net losses of $1.5 million and $1.9 million, respectively.

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

Recent Accounting Standards Updates

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles – Goodwill and Other (Topic 220) — Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 allows an entity to first assess qualitative factors in determining whether events and circumstances indicate that it is more-likely-than not that an indefinite-lived intangible asset is impaired. If an entity determines that it is not more-likely-than not that the indefinite-lived intangible asset is impaired, then the entity is not required to perform a quantitative impairment test. ASU 2012-02 is effective for fiscal years beginning after September 15, 2012. The adoption of ASU 2012-02 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 adds new disclosure requirements for amounts reclassified out of accumulated other comprehensive income (“AOCI”). The total changes in AOCI must be disaggregated between reclassification adjustments and current period other comprehensive income. This new standard also requires an entity to present reclassification adjustments out of AOCI either on the face of the income statement or in the notes to the financial statements based on their source and the income statement line items affected by the reclassification. The Company adopted ASU 2013-02 for interim and annual periods beginning on January 1, 2013. The adoption of ASU 2013-02 did not have a material effect on the Company’s financial position, results of operations or cash flows.

Note 2. Accounts Receivable

Accounts receivable consist of the following as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Accounts receivable	$46,381	$46,136
Less: Allowance for doubtful accounts	(15,535)	(16,498)
Accounts receivable, net	$30,846	$29,638

Note 3. Goodwill and Intangible Assets

As of June 30, 2013 and December 31, 2012, the Company had accumulated impairment charges related to goodwill of $167.7 million. The following table presents adjustments to goodwill during the six months ended June 30, 2013 and the year ended December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Goodwill, beginning of period	$243,481	$375,131
Contingent note payments*	3,372	8,260
Goodwill impairment	0	(139,910)
Goodwill, end of period	$246,853	$243,481

*	Related to acquisitions completed prior to January 1, 2009.

For the six months ended June 30, 2013 and 2012, the Company recorded amortization expense of $9.4 million and $11.6 million, respectively, related to its intangible assets. The Company’s balances for intangible assets as of June 30, 2013 and December 31, 2012 and the related accumulated amortization are set forth in the table below (in thousands):

	Range (Years)	Weighted Average Amortization Period (Years)	June 30, 2013
			Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	9	$132,740	$(68,859)	$63,881
Health care facility agreements	4 – 18	11	28,360	(4,734)	23,626
Noncompete agreements	3 – 5	5	4,778	(3,560)	1,218
Total intangible assets			$165,878	$(77,153)	$88,725

	Range (Years)	Weighted Average Amortization Period (Years)	December 31, 2012
			Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	9	$132,740	$(60,846)	$71,894
Health care facility agreements	4 – 18	11	28,360	(3,636)	24,724
Noncompete agreements	3 – 5	5	4,778	(3,258)	1,520
Total intangible assets			$165,878	$(67,740)	$98,138

As of June 30, 2013, estimated future amortization expense is as follows (in thousands):

Year Ending December 31,
Remainder of 2013	$9,188
2014	17,911
2015	17,618
2016	17,108
2017	11,353
Thereafter	15,547
$88,725

Note 4. Accounts Payable and Accrued Expenses

Accounts payable, accrued expenses and other current liabilities as of June 30, 2013 and December 31, 2012 consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Accounts payable	$4,467	$4,611
Reserve for medical claims	4,804	4,605
Due to predecessor pension plan	411	1,194
Accrued management fees	2,327	1,096
Other accrued expenses	4,505	4,791
	$16,514	$16,297

Note 5. Long-Term Debt

On May 26, 2010, the Company entered into a $335.0 million credit facility with Barclays Bank PLC and certain other lenders. This credit facility, which is collateralized by substantially all of the Company’s assets and guaranteed by all of the Company’s subsidiaries, included a $225.0 million senior secured first lien term loan facility that matures May 2016. The credit facility also included a $110.0 million senior secured first lien revolving credit facility that matures May 2015, of which $50.0 million became available upon the closing of the new credit facility and $60.0 million became available on December 20, 2010, when the Company amended the credit facility and issued $200.0 million unsecured Senior Notes, as described below. Prior to the third amendment of the credit facility, as described below, the Company’s term loan facility bore interest, at the Company’s option, at a rate initially equal to the prime rate plus 3.25 percent per annum or LIBOR (subject to a floor of 2.00 percent) plus 4.25 percent per annum, or 6.25% as of June 30, 2013. In connection with the issuance of the $200.0 million unsecured Senior Notes, the Company’s credit facility was amended and restated December 20, 2010.

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

On April 24, 2013, the Company entered into a third amendment to the credit facility, which increases the applicable margin on certain term loans and revolving loans from 4.25% to 4.75% with respect to LIBOR rate loans and from 3.25% to 3.75% with respect to base rate loans. It also provides for the adjustment of the senior secured leverage ratio requirements from 3.00:1.00 to (i) 3.50:1.00 for any fiscal quarter ending during the period from September 30, 2013 to September 30, 2014, and (ii) 3.25:1.00 for any fiscal quarter ending December 31, 2014 and thereafter. In connection with the third amendment, the Company recorded approximately $0.6 million of additional debt discount related to the term loan facility and $0.3 million of deferred debt issue costs related to the revolving credit facility. As of June 30, 2013 the balance outstanding under the term loan facility was $102.5 million. As of June 30, 2013 the Company had a balance of $16.0 million outstanding and $44.0 million available under its revolving credit facility and was in compliance with all loan covenants.

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

As further discussed in Note 9, the Company entered into a settlement agreement related to a contingent note issued in one of it’s acquisitions.  In connection with the settlement, effective June 26, 2013, the Company agreed to pay $2.0 million in 24 equal monthly installments, plus 8% interest on the unpaid balance, commencing in July 2013.

Long-term debt consists of the following as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Senior Notes	$200,000	$200,000
Term loan	102,500	102,500
Revolver	16,000	14,000
Note payable	2,000	—
Capital lease obligations	352	336
	320,852	316,836
Less:
Original issue discount, net	(1,284)	(871)
Current portion	(1,118)	(106)
Long-term debt, net of current portion	$318,450	$315,859

As of June 30, 2013, estimated future debt principal payments are as follows (in thousands):

Year Ending December 31,
Remainder of 2013	$559
2014	1,103
2015	16,573
2016	102,573
2017	36
Thereafter	200,008
$320,852

Note 6. Fair Value of Contingent Consideration

In connection with certain of its acquisitions, the Company agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. For all acquisitions prior to January 1, 2009, the Company did not accrue contingent consideration obligations prior to the attainment of the objectives and the amount owed had become fixed and determinable. The Company paid consideration under contingent notes related to acquisitions completed prior to January 1, 2009 of $3.4 million for the six months ended June 30, 2013 and $7.7 million for the three month and six month periods ended June 30, 2012. The Company made no payments in the three months ended June 30, 2013, and, as of June 30, 2013, expects to make no further payments under contingent notes for acquisitions completed prior to January 1, 2009.

The Company paid consideration under contingent notes related to acquisitions completed after January 1, 2009 of $2.5 million and $5.5 million for the three months ended June 30, 2013 and 2012, respectively, and $5.6 million and $9.0 million for the six months ended June 30, 2013 and 2012, respectively. Assuming the practices acquired after January 1, 2009 achieve the maximum level of stipulated operating earnings, the maximum principal amount of contingent consideration payable over the next four years is approximately $59.9 million. A lesser amount will be paid if the practices’ earnings are below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. Future payments for acquisitions completed subsequent to January 1, 2009 will be reflected in the change in the fair value of the contingent consideration. The total fair value of the contingent consideration reflected in the accompanying consolidated condensed balance sheets as of June 30, 2013 and December 31, 2012 is $21.3 million and $26.3 million, respectively.

Note 7. Related Party Transactions

Acquisition Target Consulting Agreement

On June 2, 2006, and as subsequently amended and restated on July 6, 2011, the Company and an entity owned by two members of the Company entered into a professional services agreement to provide certain acquisition target identification consulting services to the Company. In exchange for these services the Company paid to the entity a monthly retainer of $23,000, plus reimbursable expenses. The entity also earned a success fee of $45,000 for each identified acquisition consummated by the Company. On August 28, 2012, the professional services agreement was amended and restated to provide a $12,000 monthly retainer. In addition, the entity also earns a success fee equal to $65,000 for each identified acquisition consummated by the Company. The entity also will be paid a fee of 8 percent of revenue for certain new business development efforts as outlined in the amended and restated agreement. The Company paid the entity a total of $25,000 and $74,000 during the three month periods ended June 30, 2013 and 2012, respectively and $77,000 and $0.2 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and as of December 31, 2012, the Company owed the entity $13,000 under this arrangement.

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

As of June 30, 2013 and December 31, 2012, $2.3 million and $1.1 million, respectively, of these management fees are reflected in accounts payable, accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The consolidated condensed statements of operations include management fees of $0.6 million and $0.7 million for the three months ended June 30, 2013 and 2012 and $1.2 million and $1.5 million for the six months ended June 30, 2013 and 2012, respectively. The Company paid management fees of $0.5 million and $1.5 million for three and six month periods ended June 30, 2012, respectively.

Pursuant to the third amendment of the Company’s credit agreement, the Company shall not make any payments of management or similar fees to the private equity sponsors and certain other equity investors until payment in full of all loans under the credit agreement, provided that such management or similar fees shall continue to accrue. The Company has made no management fee payments during 2013.

Facilities Lease Agreements

The Company currently leases five of its facilities from entities owned by physician employees or affiliated physicians who are also former owners of the acquired practices. The leases provide for monthly aggregate base payments of approximately $86,000 and expire in December 2013, December 2014, April 2017, December 2019, and October 2020. Rent paid to the related entities was $0.3 million for each of the three month periods ended June 30, 2013 and 2012 and $0.5 million for each of the six month periods ended June 30, 2013 and 2012.

Executive Management Agreement

On March 12, 2013, Daniel D. Crowley was appointed as the Chief Executive Officer and President of the Company. In connection with the appointment of Mr. Crowley, the Company entered into an agreement with Dynamic Healthcare Solutions (“DHS”), of which Mr. Crowley is the founder and a principal. Pursuant to the agreement, the Company pays DHS a monthly fee of $100,000, plus reasonable out of pocket expenses and hourly fees for DHS staff (other than Mr. Crowley) that provide services under the agreement. The agreement may be terminated by the Company with thirty days notice, subject to the payment of termination fees in certain circumstances as prescribed in the agreement. In addition, the agreement requires the Company to pay DHS a success fee in the event that a change of control of the Company occurs at any time during the term of the agreement or the one-year period following the termination of the agreement. The amount of the success fee would be based on the valuation of the Company at the time of the change of control. Other than the agreement with DHS, Mr. Crowley does not receive any direct or indirect compensation or benefits from the Company. During the three months and six months ended June 30, 2013, the Company paid $0.6 million and $0.9 million, respectively, to DHS, including a retainer of $0.2 million, which is included in deposits and other non-current assets as of June 30, 2013.

Note 8. Equity-Based Compensation

On July 6, 2011, the Company adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan for the grant of options to purchase units of Aurora Diagnostics Holdings, LLC to employees, officers, managers, consultants and advisors of the Company and its affiliates. As of June 30, 2013, the Company has authorized the grant of up to 1,931,129 options and reserved the equivalent number of units for issuance upon the future exercise of awards pursuant to the plan. As of June 30, 2013, 935,000 options were outstanding and an additional 996,129 options were available for grant. Out of the total 935,000 options outstanding as of June 30, 2013, 630,059 were vested and 304,941 were unvested.

During the six months ended June 30, 2013 options to purchase 800,000 units were cancelled and no new options were granted. No options were exercised in the year ended December 31, 2012 or the six months ended June 30, 2013.

Selling, general and administrative expenses included equity compensation expense of $78,000 and $0.4 million for the three months ended June 30, 2013 and 2012, respectively, and $131,000 and $0.5 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, the total remaining unamortized equity compensation cost was approximately $1.7 million.

On August 1, 2013, the Company’s Board approved the grant of options to purchase 967,500 of the Company’s common units at an exercise price of $2.00.  These options were granted to employees and will vest, contingent upon continued employment, in five equal annual installments commencing August 1, 2014.  On August 1, 2013, the Company’s Board also approved the change in exercise price of all previously granted and then outstanding options to $2.00.  For purposes of equity compensation, the Company will revalue the existing options related to the modification to the exercise price.

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

Contingent Notes

As discussed in Note 6, in connection with certain of its acquisitions, the Company agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. The computation of the annual operating earnings is subject to review and approval by sellers prior to payment. In the event there is a dispute the Company will pay the undisputed amount and then take reasonable efforts to resolve the dispute with the sellers. If the sellers are successful in asserting their dispute additional payments could be made in future periods.

In connection with one of the Company’s contingent notes, the sellers asserted an additional $1.6 million was owed by the Company related to the second annual payment under a three year contingent note. The Company and the sellers entered into an agreement effective June 26, 2013 to fully settle all amounts owed by the Company under the contingent note. In accordance with the settlement agreement, the Company paid the sellers $5.8 million in July 2013 for the third and final year of the contingent note. Additionally, in full settlement of claims for amounts owed related to the first two years of the contingent note, the Company agreed to pay $2.0 million in 24 equal monthly installments, plus 8% interest on the unpaid balance, commencing in July 2013.  (See Note 5.) Furthermore, the sellers were released from obligations to the Company estimated at approximately $0.2 million.

As of June 30, 2013, no further amounts were expected to be paid for acquisitions completed prior to January 1, 2009, and the total maximum future payments for contingent consideration issued in acquisitions completed since January 1, 2009 was $59.9 million. Lesser amounts will be paid for earnings below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. Any future payments of contingent consideration will be reflected in the change in the fair value of the contingent consideration. As of June 30, 2013, the fair value of contingent consideration related to acquisitions completed since January 1, 2009 was $21.3 million, representing the present value of approximately $23.2 million in estimated future payments over the next four years.

Purchase Obligation

In March 2011, the Company entered into a five year non-cancelable commitment to purchase reagents and other laboratory supplies. Under this agreement, the Company must purchase approximately $0.9 million annually of reagents and other laboratory supplies through March 2016. Through June 30, 2013, the Company made purchases of approximately $2.4 million under the obligation. At June 30, 2013, the approximate total remaining purchase commitment is approximately $2.5 million.

In connection with the commitment, the vendor provided the Company with lab testing equipment, to which the Company will receive title upon fulfillment of its purchase obligations under the commitment. The company recorded the equipment and a corresponding obligation under purchase commitment for the fair market value of the equipment of $1.4 million. The remaining obligation under this purchase commitment included in other liabilities in the accompanying condensed consolidated balance sheets was $0.7 million and $0.9 million as of June 30, 2013 and December 31, 2012, respectively.

Note 10. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The Company’s interest rate cap agreement, which was entered into in September 2010, expired in September 2012. During the three months ended June 30, 2012 the Company recorded interest expense of $7,000 to write down the interest rate cap agreement to $0.

As of June 30, 2013 and December 31, 2012, the fair value of contingent consideration related to acquisitions since January 1, 2009 was $21.3 million and $26.3 million, respectively. The fair value of contingent consideration is derived using valuation techniques that incorporate unobservable inputs and are considered Level 3 items. We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. Estimates for fair value of contingent consideration primarily involve two inputs, which are (i) the projections of the financial performance of the acquired practices that are used to calculate the amount of the payments and (ii) the discount rates used to calculate the present value of future payments. Changes in either of these inputs will impact the estimated fair value of contingent consideration. At June 30, 2013 the discount rates ranged from 12.9 percent to 14.5 percent.

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of June 30, 2013 (in thousands):

	Fair Value	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Current portion of fair value of contingent consideration	$14,190	$—	$—	$14,190
Fair value of contingent consideration, net of current portion	$7,070	$—	$—	$7,070

The following is a roll-forward of the Company’s Level 3 fair value instruments for the six months ended June 30, 2013 (in thousands):

	Beginning Balance January 1, 2013	Total (Gains) / Losses Realized and Unrealized	Issuances	Settlements	Ending Balance June 30, 2013
Fair value of contingent consideration	$26,256	$2,825	$—	$7,821	$21,260

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

As of June 30, 2013 and December 31, 2012 the carrying amounts of cash, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value based on the short maturity of these instruments. As of June 30, 2013 and December 31, 2012 the fair value of the Company’s long-term debt was $250.7 million and $292.7 million, respectively. The Company uses quoted market prices and yields for the same or similar types of borrowings in active markets when available to determine the fair value of the Company’s debt. These fair values are considered Level 2 items.

Note 11. Income Taxes

The Company is a Delaware limited liability company. For federal income tax purposes, the Company is treated as a partnership. Accordingly, the Company is generally not subject to income taxes and the income attributable to the limited liability company is distributed to the members in accordance with the terms of the operating agreement. However, certain of the Company’s subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The provision for income taxes for these subsidiaries is reflected in the Company’s condensed consolidated financial statements and includes federal and state taxes currently payable and changes in deferred tax assets and liabilities, excluding the establishment of deferred tax assets and liabilities related to acquisitions. For the three months and six months ended June 30, 2013, the benefit for federal and state taxes was $0.8 million and $1.9 million, respectively. For the three months and six months ended June 30, 2012, the provision for federal and state taxes was $0.6 million and $0.1 million, respectively.

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

The following tables present consolidating financial information as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012 for (i) Aurora Diagnostics Holdings, LLC, (ii) on a combined basis, the subsidiaries of the Company that are guarantors of the Company’s Senior Notes (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of the Company that are not guarantors of the Company’s Senior Notes (the “Non-Guarantor Subsidiaries”). For presentation in the following tables, Subsidiary Guarantors includes revenue and expenses and assets and liabilities for those subsidiaries directly or indirectly 100% owned by the Company, including those entities that have contractual arrangements with affiliated physician groups. Essentially, all property and equipment reflected in the accompanying consolidated balance sheets collateralize the Company’s debt. As such, as of June 30, 2013 and December 31, 2012, $3.3 million and $3.8 million, respectively, of property and equipment held by Non-Guarantor Subsidiaries are reflected under Subsidiary Guarantors in the following tables.

Condensed Consolidating Balance Sheets (in thousands):

June 30, 2013	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current Assets
Cash and cash equivalents	$457	$—	$418	$—	$875
Accounts receivable, net	—	14,297	16,549	—	30,846
Prepaid expenses and other assets	5,413	1,102	655	—	7,170
Prepaid income taxes	10	320	745	—	1,075
Deferred tax assets	—	11	142	—	153
Total current assets	5,880	15,730	18,509	—	40,119
Property and equipment, net	2,260	8,344	—	—	10,604
Other Assets:
Intercompany receivable	382,089	—	—	(382,089)	—
Deferred debt issue costs, net	6,972	—	—	—	6,972
Deposits and other noncurrent assets	350	119	19	—	488
Goodwill	—	171,869	74,984	—	246,853
Intangible assets, net	—	53,529	35,196	—	88,725
	389,411	225,517	110,199	(382,089)	343,038
	$397,551	$249,591	$128,708	$(382,089)	$393,761
Liabilities and Members’ Equity (Deficit)
Current Liabilities
Current portion of long-term debt	$1,016	$102	$—	$—	$1,118
Current portion of fair value of contingent consideration	—	8,810	5,380	—	14,190
Accounts payable and accrued expenses	12,248	2,026	2,240	—	16,514
Accrued compensation	3,791	2,914	2,737	—	9,442
Accrued interest	10,138	—	—	—	10,138
Total current liabilities	27,193	13,852	10,357	—	51,402
Intercompany payable	—	274,706	107,383	(382,089)	—
Long-term debt, net of current portion	318,291	159	—	—	318,450
Deferred tax liabilities, net	—	1,835	6,738	—	8,573
Fair value of contingent consideration, net of current portion	—	2,840	4,230	—	7,070
Other liabilities	725	—	—	—	725
Members’ Equity (Deficit)	51,342	(43,801)	—	—	7,541
	$397,551	$249,591	$128,708	$(382,089)	$393,761

December 31, 2012	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current Assets
Cash and cash equivalents	$9,637	$2	$1,203	$—	$10,842
Accounts receivable, net	—	13,676	15,962	—	29,638
Prepaid expenses and other assets	5,061	987	980	—	7,028
Prepaid income taxes	5	87	728	—	820
Deferred tax assets	—	11	142	—	153
Total current assets	14,703	14,763	19,015	—	48,481
Property and equipment, net	2,189	8,966	—	—	11,155
Other Assets:
Intercompany receivable	381,825	—	—	(381,825)	—
Deferred debt issue costs, net	7,562	—	—	—	7,562
Deposits and other noncurrent assets	150	119	19	—	288
Goodwill	—	168,497	74,984	—	243,481
Intangible assets, net	—	59,408	38,730	—	98,138
	389,537	228,024	113,733	(381,825)	349,469
	$406,429	$251,753	$132,748	$(381,825)	$409,105
Liabilities and Members’ Equity (Deficit)
Current Liabilities
Current portion of long-term debt	$7	$99	$—	$—	$106
Current portion of fair value of contingent consideration	—	10,820	6,396	—	17,216
Accounts payable, accrued expenses and other current liabilities	10,889	2,135	3,273	—	16,297
Accrued compensation	2,642	3,179	3,187	—	9,008
Accrued interest	9,980	—	—	—	9,980
Total current liabilities	23,518	16,233	12,856	—	52,607
Intercompany payable	—	275,070	106,755	(381,825)	—
Long-term debt, net of current portion	315,649	210	—	—	315,859
Deferred tax liabilities	—	1,756	8,737	—	10,493
Fair value of contingent consideration, net of current portion	—	4,640	4,400	—	9,040
Other liabilities	879	—	—	—	879
Members’ Equity (Deficit)	66,383	(46,156)	—	—	20,227
	$406,429	$251,753	$132,748	$(381,825)	$409,105

Condensed Consolidating Statements of Operations (in thousands):

For the Three Months Ended June 30, 2013	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Net revenue	$—	$35,620	$27,354	$62,974
Operating costs and expenses:
Cost of services	—	14,053	19,480	33,533
Selling, general and administrative expenses	5,074	6,768	4,807	16,649
Provision for doubtful accounts	—	2,157	2,200	4,357
Intangible asset amortization expense	—	2,937	1,767	4,704
Management fees	5,800	(2,815)	(2,354)	631
Acquisition and business development costs	38	—	—	38
Change in fair value of contingent consideration	—	1,011	(141)	870
Total operating costs and expenses	10,912	24,111	25,759	60,782
Income (loss) from continuing operations	(10,912)	11,509	1,595	2,192
Other (expense) income:
Interest expense	(5,340)	(248)	(2,548)	(8,136)
Other income	1	9	—	10
Total other expense, net	(5,339)	(239)	(2,548)	(8,126)
Income (loss) from continuing operations before income taxes	(16,251)	11,270	(953)	(5,934)
Income tax provision (benefit)	—	159	(953)	(794)
Net income (loss)	$(16,251)	$11,111	$—	$(5,140)

For the Three Months Ended June 30, 2012	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Net revenue	$—	$39,706	$31,665	$71,371
Operating costs and expenses:
Cost of services	—	14,213	19,449	33,662
Selling, general and administrative expenses	4,845	7,256	5,585	17,686
Provision for doubtful accounts	—	2,767	2,087	4,854
Intangible asset amortization expense	—	3,143	2,665	5,808
Management fees	(3,986)	5,366	(637)	743
Acquisition and business development costs	249	—	—	249
Change in fair value of contingent consideration	—	1,107	(346)	761
Total operating costs and expenses	1,108	33,852	28,803	63,763
Income (loss) from continuing operations	(1,108)	5,854	2,862	7,608
Other (expense) income:
Interest expense	(5,651)	(168)	(2,299)	(8,118)
Other income (expense)	—	2	(1)	1
Total other expense, net	(5,651)	(166)	(2,300)	(8,117)
Income (loss) from continuing operations before income taxes	(6,759)	5,688	562	(509)
Income tax provision (benefit)	(5)	24	562	581
Net income (loss) from continuing operations	(6,754)	5,664	—	(1,090)
Discontinued operations:
Loss from operations	—	(1,522)	—	(1,522)
Loss from discontinued operations
Net income (loss)	$(6,754)	$4,142	$—	$(2,612)

Condensed Consolidating Statements of Operations (in thousands):

For the Six Months Ended June 30, 2013	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Net revenue	$—	$70,187	$53,754	$123,941
Operating costs and expenses:
Cost of services	—	27,990	39,332	67,322
Selling, general and administrative expenses	9,903	13,428	9,684	33,015
Provision for doubtful accounts	—	4,526	4,169	8,695
Intangible asset amortization expense	—	5,879	3,534	9,413
Management fees	1,248	7,484	(7,484)	1,248
Acquisition and business development costs	76	—	—	76
Change in fair value of contingent consideration	—	1,377	1,448	2,825
Total operating costs and expenses	11,227	60,684	50,683	122,594
Income (loss) from continuing operations	(11,227)	9,503	3,071	1,347
Other (expense) income:
Interest expense	(10,575)	(450)	(5,069)	(16,094)
Other income (expense)	5	13	—	18
Total other expense, net	(10,570)	(437)	(5,069)	(16,076)
Income (loss) from continuing operations before income taxes	(21,797)	9,066	(1,998)	(14,729)
Income tax provision (benefit)	6	80	(1,998)	(1,912)
Net income (loss)	$(21,803)	$8,986	$—	$(12,817)

For the Six Months Ended June 30, 2012	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Net revenue	$—	$77,866	$63,984	$141,850
Operating costs and expenses:
Cost of services	—	28,114	39,300	67,414
Selling, general and administrative expenses	9,718	14,364	10,791	34,873
Provision for doubtful accounts	—	5,259	4,269	9,528
Intangible asset amortization expense	—	6,285	5,331	11,616
Management fees	(8,388)	10,800	(940)	1,472
Acquisition and business development costs	320	—	—	320
Change in fair value of contingent consideration	—	2,581	427	3,008
Total operating costs and expenses	1,650	67,403	59,178	128,231
Income (loss) from continuing operations	(1,650)	10,463	4,806	13,619
Other (expense) income:
Interest expense	(11,345)	(336)	(4,600)	(16,281)
Other income (expense)	—	4	1	5
Total other expense, net	(11,345)	(332)	(4,599)	(16,276)
Income (loss) from continuing operations before income taxes	(12,995)	10,131	207	(2,657)
Income tax provision (benefit)	—	(91)	207	116
Net income (loss) from continuing operations	(12,995)	10,222	—	(2,773)
Discontinued operations:
Loss from operations	—	(1,923)	—	(1,923)
Loss from discontinued operations
Net income (loss)	$(12,995)	$8,299	$—	$(4,696)

Condensed Consolidating Statements of Cash Flows (in thousands):

For the Six Months Ended June 30, 2013	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Cash Flows From Operating Activities:
Net income (loss)	$(21,803)	$8,986	$—	$(12,817)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	1,775	9,051	2,983	13,809
Changes in assets and liabilities, net of effects of acquisitions	10,587	(10,631)	(1,134)	(1,178)
Net cash provided by (used in) operating activities	(9,441)	7,406	1,849	(186)
Net cash used in investing activities	(839)	(7,350)	(2,634)	(10,823)
Net cash provided by (used in) financing activities	1,100	(58)	—	1,042
Net decrease in cash	(9,180)	(2)	(785)	(9,967)
Cash and cash equivalents, beginning of period	9,637	2	1,203	10,842
Cash and cash equivalents, end of period	$457	$—	$418	$875

For the Six Months Ended June 30, 2012	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Cash Flows From Operating Activities:
Net income (loss)	$(12,995)	$8,299	$—	$(4,696)
Adjustments to reconcile net income (loss) to net cash provided by operating activities	2,128	11,933	5,757	19,818
Changes in assets and liabilities, net of effects of acquisitions	6,478	(10,754)	2,481	(1,795)
Net cash provided by (used in) operating activities	(4,389)	9,478	8,238	13,327
Net cash used in investing activities	(581)	(9,555)	(8,696)	(18,832)
Net cash used in financing activities	(98)	(50)	—	(148)
Net decrease in cash	(5,068)	(127)	(458)	(5,653)
Cash and cash equivalents, beginning of period	14,303	127	1,832	16,262
Cash and cash equivalents, end of period	$9,235	$—	$1,374	$10,609

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Some of the statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, or that describe our plans, goals, intentions, objectives, strategies, expectations, beliefs and assumptions, are forward-looking statements. The words “believe,” “may,” “might,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “expect,” “project,” “plan,” “objective,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. We caution that the forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of known and unknown risks, uncertainties and assumptions that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Factors that could contribute to these differences include, among other things:

•	changes in medical treatment or reimbursement rates or utilization for our anatomic and clinical pathology markets;

•	changes in payor regulations, policies or payor mix;

•	changes in regulation or regulatory policies;

•	competition for our diagnostic services, including the internalization of testing functions and technologies by our clients;

•	the failure to successfully collect for our services;

•	payor efforts to reduce utilization and reimbursement rates;

•	changes in product mix;

•	failure to successfully integrate or fully realize the anticipated benefits from our acquisitions within the expected time frames;

•	the discovery of unknown or contingent liabilities from acquired businesses;

•	the failure of our acquired assets to generate the level of expected returns;

•	disruptions or failures of our IT solutions or infrastructure;

•	the failure to adequately safeguard data;

•	loss of key executives, pathologists and technical personnel;

•	growth in demand for our services that exceeds our ability to adequately scale our infrastructure;

•	a decline in our rate of strategic or organic growth;

•	the loss of in-network status, with or our inability to collect from, health care insurers;

•	the availability of additional capital resources;

•	increased competition in our industry or the failure to maintain relationships with clients, including referring physicians and hospitals, and with payors;

•	the protection of our intellectual property;

•	general economic, business or regulatory conditions affecting the health care and diagnostic testing services industries;

•	the introduction of new or failure of old technologies, products or tests;

•	federal or state health care reform initiatives;

•	violation of, failure to comply with, or changes in federal and state laws and regulations related to, submission of claims for our services, fraud and abuse, patient privacy, corporate practice of medicine, billing arrangements for our services and environmental, health and safety;

•	attainment of licenses required to test patient specimens from certain states or the loss or suspension of licenses;

•	our inability to obtain liability insurance coverage or claims for damages in excess of our coverage;

•	future increases in liability insurance coverage;

•	our substantial level of indebtedness and ability to incur substantially more debt;

•	covenants in our debt agreements; and

•	the other risks and uncertainties discussed under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in other documents filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Recent Developments

Health Care Regulatory and Reimbursement Changes

On November 1, 2012, the Centers for Medicare & Medicaid Services (CMS) issued its 2013 Physician Fee Schedule, which we refer to as the 2013 Fee Schedule. In the 2013 Fee Schedule, CMS called for a reduction of approximately 26.5 percent in the conversion factor that is used to calculate physician reimbursement. This cut was scheduled to become effective as of January 1, 2013; however, on January 1, 2013, Congress passed the American Tax Relief Act, which reversed the proposed cut and kept in place the 2012 conversion factor until December 31, 2013. For the year ended December 31, 2012, revenue from Medicare’s Physician Fee Schedule, based upon cash collections, was approximately 24 percent of our total revenue. Our cash receipts from Medicare for the six months ended June 30, 2013 declined to approximately 21 percent of our total collections as a result of the lower reimbursement rates.

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

The 2013 Fee Schedule also explains CMS’ plans for new CPT Codes applicable to molecular diagnostics tests. In 2011, the American Medical Association adopted over 100 analyte-specific codes for molecular diagnostic testing, which will replace the prior, more general methodology codes, which were billed on a “stacked” basis. CMS delayed implementing the new codes in 2012, but has stated that it plans to implement them for 2013. CMS explained that it decided to keep the new molecular codes on the Clinical Laboratory Fee Schedule (CLFS), rather than move them to the Physician Fee Schedule as some stakeholders had urged, and gap fill them, by referring the codes to the Medicare contractors to allow them to determine an appropriate price. CMS and the contractors are currently going through the gap filling process.  CMS published the prices proposed by the contractors in April, and its final determinations will be issued sometime in September.  The median of these contractor prices will become the payment levels for all locations in 2014.  We do not know, at this time, what impact these decisions will have on our revenues.

On July 8, 2013, CMS issued its proposed rule covering the 2014 Physician Fee Schedule.  That rule projects that unless Congress acts, as it has in the past, the conversion factor for 2014 will be cut by approximately 24%.  There is no way to know if Congress will act to prevent this cut, or, if it does, what specific action it will take.  In addition, CMS also notes in the proposed rule that it is concerned that Medicare often pays more for services performed outside the hospital in locations such as clinical laboratories than it does for the same services performed in the hospital.  As a result, CMS proposed to change how it calculates the Relative Value Units (RVUs) used to calculate payments under the Physician Fee Schedule.  Where a service is paid at a lower rate in the hospital based on the hospital Outpatient Prospective Payment System (OPPS) than it is under the Physician Fee Schedule, CMS proposes to reduce the RVUs for that service in order to equalize the payment between the two systems.  According to CMS, the effect of this change, if implemented, would be a 25% reduction in aggregate payments to independent laboratories and a 6% cut to pathologists who work at hospitals or in group practices.  It is not known at this time whether CMS will implement this change or what form it may ultimately take.

Finally, in the proposed rule, CMS also explains that it is concerned that payments for many codes paid under the CLFS have not been revised to reflect technological advances that have occurred since the CLFS was first implemented in 1984.  As a result, beginning in 2014, it will propose codes to review and, if justified, it will adjust them to reflect technological changes.  CMS notes that while payment levels could increase or decrease, it expects that most payments are likely to decrease.  CMS states it expects it should take about five years to review all codes on the CLFS.

The Budget Control Act of 2011 created a Joint Select Committee on Deficit Reduction, which was tasked with recommending proposals to reduce spending. Under the law, the Joint Committee’s failure to achieve a targeted deficit reduction, or Congress’ failure to pass the Committee’s recommendations without amendment by December 23, 2011, would result in automatic across-the-board cuts to most discretionary programs. Automatic cuts also would be made to Medicare and would result in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and continuing through 2021. Because the Joint Committee was not able to agree on a set of deficit reduction recommendations for Congress to vote on, cuts went into effect in April 2013. We estimate the full two percent cut would result in a further reduction in our annual Medicare revenue of approximately $1.2 million.

Also, under Medicare regulations, we are sometimes required to bill other entities for the services that we provide. In 1999, Medicare announced a policy that applies to anatomic pathology specimens for hospital patients. This policy would require us and other independent laboratories to bill the technical component to the hospital and the professional component to Medicare for all anatomic pathology services that we provide to hospital patients. However, in 2000, the U.S. Congress prevented this policy from going into effect for all “covered hospitals,” which were those hospitals that had arrangements with independent laboratories in effect as of July 22, 1999, the date that CMS had first announced the policy. That “grandfather provision” was originally scheduled to be effective for two years, but it has been extended repeatedly by the U.S. Congress. However, in the Middle Class Tax Relief and Job Creation Act of 2012, Congress eliminated the grandfather provision beginning with services provided after June 30, 2012. We estimate our annualized revenue associated with the “grandfather provision” was approximately $2.8 million and our annual revenue from these hospitals will be reduced by approximately $1.4 million.

Discontinued Operation

On August 31, 2012, we sold one hundred percent of our equity in one of our subsidiaries. This discontinued operation, which was our largest clinical laboratory, had experienced declining revenue and increasing losses over the preceding quarters. All comparisons that follow exclude the results of our discontinued operation.

Results of Operations

The following table outlines our results of operations as a percentage of net revenue for the three months and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	53.2%	47.2%	54.3%	47.5%
Selling, general and administrative expenses	26.4%	24.8%	26.6%	24.6%
Provision for doubtful accounts	6.9%	6.8%	7.0%	6.7%
Intangible asset amortization expense	7.5%	8.1%	7.6%	8.2%
Management fees	1.0%	1.0%	1.0%	1.0%
Acquisition and business development costs	0.1%	0.3%	0.1%	0.2%
Change in fair value of contingent consideration	1.4%	1.1%	2.3%	2.1%
Total operating costs and expenses	96.5%	89.3%	98.9%	90.4%
Income from operations	3.5%	10.7%	1.1%	9.6%
Other income (expense):
Interest expense	-12.9%	-11.4%	-13.0%	-11.5%
Other income / (expense)	0.0%	0.0%	0.0%	0.0%
Total other expense, net	-12.9%	-11.4%	-13.0%	-11.5%
Loss from continuing operations before income taxes	-9.4%	-0.7%	-11.9%	-1.9%
Income tax provision (benefit)	-1.3%	0.8%	-1.5%	0.1%
Net loss from continuing operations	-8.2%	-1.5%	-10.3%	-2.0%
Discontinued operations:
Loss from operations	0.0%	-2.1%	0.0%	-1.4%
Loss from discontinued operations	0.0%	-2.1%	0.0%	-1.4%
Net Loss	-8.2%	-3.7%	-10.3%	-3.3%

Our historical consolidated operating results do not reflect the results of operations of our acquisitions prior to the effective date of those acquisitions. As a result, our historical consolidated operating results may not be indicative of what our results of operations will be for future periods.

Comparison of the Three Months Ended June 30, 2013 and 2012

Net revenue

Net revenue decreased approximately $8.4 million, or 11.8 percent, to $63.0 million for the quarter ended June 30, 2013, from $71.4 million for the quarter ended June 30, 2012.

Total accessions for continuing operations decreased by approximately 8,000, or 1.4 percent, to 550,000 for the quarter ended June 30, 2013, compared to 558,000 for the quarter ended June 30, 2012. The average revenue per accession for the quarter ended June 30, 2013 was approximately $114, down from $128 in the quarter ended June 30, 2012. The decrease in net revenue and average revenue per accession compared to same quarter in 2012 was due primarily to Medicare reductions, including changes to the 2013 Fee Schedule, the grandfather provision rule change and sequestration, as well as a change in service mix.

We have estimated the changes to the 2013 Fee Schedule, with no change in the conversion factor, represent a reduction of our annualized Medicare revenue of approximately $21 million. Furthermore, we expect our average revenue per accession to fluctuate as the result of changes in service mix, including the conversion of global fee arrangements to technical component (TC) or professional component (PC) arrangements and further growth in women’s health pathology services, which should result in an increase of the number of clinical tests. Women’s health services and clinical tests generally have lower revenue per accession and, therefore, may further decrease our average revenue per accession. In addition, our growth rates and average revenue per accession may be positively or negatively impacted by the reimbursement market, our service mix and the average revenue per accession of acquisitions completed in the future.

For the quarters ended June 30, 2013 and 2012, our pathology diagnostic testing services accounted for substantially all of our revenue.

Cost of services

Cost of services decreased approximately $0.2 million, or 0.4 percent, to $33.5 million for the quarter ended June 30, 2013, from $33.7 million for the quarter ended June 30, 2012. Costs of services per accession increased about 1% for the quarter ended June 30, 2013 compared to the corresponding prior year period, primarily related to higher technical processing costs.

As a percentage of net revenue, cost of services was 53.2 percent and 47.2 percent for the quarters ended June 30, 2013 and 2012, respectively, and our gross margins were 46.8 percent and 52.8 percent for the quarters ended June 30, 2013 and 2012, respectively. We currently anticipate that our gross margin will continue to be negatively impacted by a combination of lower average revenue per accession, contractual increases in pathologist compensation and replacement, and higher costs and lower gross margins in our women’s health pathology services, including clinical tests. Cost of services and our related gross profit percentages may be positively or negatively impacted by the market, service mix and the average revenue per accession of acquisitions completed in the future.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased approximately $1.1 million, or 5.9 percent, to $16.6 million for the quarter ended June 30, 2013 from $17.7 million for the quarter ended June 30, 2012. Selling, general and administrative expenses at corporate increased by approximately $0.2 million while expenses at our labs decreased by approximately $1.3 million for the quarter ended June 30, 2013 compared to the corresponding prior year period.  Selling, general and administrative expense reductions at our labs were attributable to lower personnel related costs associated with reduced headcount, as well as lower billing fees primarily related to the decrease in revenue.  Corporate selling, general and administrative costs reflected higher management services and consulting fees partially offset by lower equity compensation costs.

As a percentage of net revenue, selling, general and administrative expenses were 26.4 percent and 24.8 percent for the quarters ended June 30, 2013 and 2012, respectively.

Provision for doubtful accounts

Our provision for doubtful accounts decreased approximately $0.5 million, or 10.2 percent, to $4.4 million for the quarter ended June 30, 2013, from $4.9 million for the quarter ended June 30, 2012. The decrease in the provision for doubtful accounts primarily related to our lower net revenue. As a percentage of net revenue, the provision for doubtful accounts increased to 6.9 percent for the quarter ended June 30, 2013, compared to 6.8 percent for the quarter ended June 30, 2012, primarily as a result of the reduction in the proportion of our revenue from Medicare.

We expect our consolidated provision for doubtful accounts to range between 7.0 percent and 8.0 percent in the future. The Company’s consolidated provision for doubtful accounts could be positively or negatively impacted by the provision for doubtful accounts for laboratories that we acquire in the future.

Intangible asset amortization expense (Amortization)

Amortization expense decreased to $4.7 million for the quarter ended June 30, 2013, from $5.8 million for the quarter ended June 30, 2012, as a result of impairments of intangible assets recorded in September and November 2012. We generally amortize our intangible assets over lives ranging from 3 to 18 years.

Management fees

Management fees decreased to approximately $0.6 million for the quarter ended June 30, 2013, compared to $0.7 million for the quarter ended June 30, 2012, as a result of lower revenue. Management fees are based on 1.0 percent of net revenue plus expenses.

Acquisition and business development costs

Transaction costs associated with our completed acquisitions and business development costs related to our prospecting and unsuccessful acquisition activity decreased to $38,000 for the quarter ended June 30, 2013, compared to approximately $0.2 million for the quarter ended June 30, 2012, as a result of reduced acquisition activity and lower monthly fees under our acquisition target consulting agreement.

Change in fair value of contingent consideration

For the quarter ended June 30, 2013, we recorded a non-cash charge of $0.9 million, compared to $0.8 million, for the quarter ended June 30, 2012, related to changes in the estimated fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009. These changes in the fair value relate to revisions in our projections to reflect recent results, as well as other variables such as the discount rate and actual payments made.

Interest expense

Interest expense was $8.1 million for the quarter ended June 30, 2013 and the quarter ended June 30, 2012.

Provision for income taxes

We are a Delaware limited liability company for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Diagnostics Holdings,LLC in accordance with the terms of the Aurora Diagnostics Holdings LLC Limited Liability Company Agreement. We have made tax distributions to the members in amounts designed to provide such members with sufficient cash to pay taxes on their allocated income. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The benefit from federal and state income taxes for these subsidiaries, as reflected in our condensed consolidated financial statements, amounted to $0.8 million for the quarter ended June 30, 2013, compared to a provision for federal and state income taxes of $0.6 million for the quarter ended June 30, 2012.

Discontinued Operations and Loss on Sale of Subsidiary

On August 31, 2012, we sold one hundred percent of our equity in one of our subsidiaries. The subsidiary, which was our largest clinical laboratory, had experienced declining revenue and increasing operating losses over the preceding quarters. In connection with the sale, we received proceeds of approximately $0.1 million from the sale of the subsidiary, incurred approximately $0.1 million of transaction related costs and recognized a loss on the sale of $1.0 million. The loss from operations of our discontinued operation amounted to $1.5 million for the three months ended June 30, 2012, inclusive of a $1.1 million impairment of goodwill and other intangible assets.

Comparison of the Six Months Ended June 30, 2013 and 2012

Net revenue

Net revenue decreased approximately $18 million, or 12.6 percent, to $123.9 million for the six months ended June 30, 2013, from $141.9 million for the six months ended June 30, 2012.

Total accessions for continuing operations decreased by approximately 27,000, or 2.5 percent, to 1,072,000 for the six months ended June 30, 2013, compared to 1,099,000 for the six months ended June 30, 2012. The average revenue per accession for the six months ended June 30, 2013 was approximately $116, down from $129 in the six months ended June 30, 2012. The decrease in net revenue and average revenue per accession compared to same period in 2012 was due primarily to Medicare reductions, including changes to the 2013 Fee Schedule, the grandfather provision rule change and sequestration, as well as a change in service mix.

We have estimated the changes to the 2013 Fee Schedule, with no change in the conversion factor, represent a reduction of our annualized Medicare revenue of approximately $21 million. Furthermore, we expect our average revenue per accession to fluctuate as the result of changes in service mix, including the conversion of global fee arrangements to technical component (TC) or professional component (PC) arrangements and further growth in women’s health pathology services, which should result in an increase of the number of clinical tests. Women’s health services and clinical tests generally have lower revenue per accession and, therefore, may further decrease our average revenue per accession. In addition, our growth rates and average revenue per accession may be positively or negatively impacted by the reimbursement market, our service mix and the average revenue per accession of acquisitions completed in the future.

For the six months ended June 30, 2013 and 2012, our pathology diagnostic testing services accounted for substantially all of our revenue.

Cost of services

Cost of services decreased approximately $0.1 million, or 0.1 percent, to $67.3 million for the six months ended June 30, 2013, from $67.4 million for the six months ended June 30, 2012. Costs of services per accession increased about 2% for the six months ended June 30, 2013 compared to the corresponding prior year period, primarily related to higher technical processing costs.

As a percentage of net revenue, cost of services was 54.3 percent and 47.5 percent for the six months ended June 30, 2013 and 2012, respectively, and our gross margins were 45.7 percent and 52.5 percent for the six months ended June 30, 2013 and 2012, respectively. We currently anticipate that our gross margin will continue to be negatively impacted by a combination of lower average revenue per accession, contractual increases in pathologist compensation and replacement, and higher costs and lower gross margins in our women’s health pathology services, including clinical tests. Cost of services and our related gross profit percentages may be positively or negatively impacted by the market, service mix and the average revenue per accession of acquisitions completed in the future.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased approximately $1.9 million, or 5.3 percent, to $33.0 million for the six months ended June 30, 2013 from $34.9 million for the six months ended June 30, 2012. Selling, general and administrative expenses at corporate increased by approximately $0.2 million while expenses at our labs decreased by approximately $2.1 million for the six months ended June 30, 2013 compared to the corresponding prior year period.  Selling, general and administrative expense reductions at our labs were attributable to lower personnel related costs associated with reduced headcount, as well as lower billing fees primarily related to the decrease in revenue.  Corporate selling, general and administrative costs reflected higher management services fees and severance costs, partially offset by lower equity compensation costs and lower costs related to our performance incentive programs for corporate staff.

As a percentage of net revenue, selling, general and administrative expenses were 26.6 percent and 24.6 percent for the six months ended June 30, 2013 and 2012, respectively.

Provision for doubtful accounts

Our provision for doubtful accounts decreased approximately $0.8 million, or 8.7 percent, to $8.7 million for the six months ended June 30, 2013, from $9.5 million for the six months ended June 30, 2012. The decrease in the provision for doubtful accounts primarily related to our lower net revenue. As a percentage of net revenue, the provision for doubtful accounts increased to 7.0 percent for the six months ended June 30, 2013, compared to 6.7 percent for the six months ended June 30, 2012, primarily as a result of the reduction in the proportion of our revenue from Medicare.

Intangible asset amortization expense (Amortization)

Amortization expense decreased to $9.4 million for the six months ended June 30, 2013, from $11.6 million for the six months ended June 30, 2012, as a result of impairments of intangible assets recorded in September and November 2012. We generally amortize our intangible assets over lives ranging from 3 to 18 years.

Management fees

Management fees decreased to approximately $1.2 million for the six months ended June 30, 2013, compared to $1.5 million for the six months ended June 30, 2012, as a result of lower revenue. Management fees are based on 1.0 percent of net revenue plus expenses.

Acquisition and business development costs

Transaction costs associated with our completed acquisitions and business development costs related to our prospecting and unsuccessful acquisition activity decreased to $76,000 for the six months ended June 30, 2013, compared to approximately $0.3 million for the six months ended June 30, 2012, as a result of reduced acquisition activity and lower monthly fees under our acquisition target consulting agreement.

Change in fair value of contingent consideration

For the six months ended June 30, 2013, we recorded a non-cash charge of $2.8 million, compared to $3.0 million, for the six months ended June 30, 2012, related to changes in the estimated fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009. These changes in the fair value relate to revisions in our projections to reflect recent results, as well as other variables such as the discount rate and actual payments made.

Interest expense

Interest expense was $16.1 million for the six months ended June 30, 2013, compared to $16.3 million for the six months ended June 30, 2012.  The decrease in interest expense primarily related to lower average combined outstanding balances under our term loan and revolving credit facility.

Provision for income taxes

We are a Delaware limited liability company for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Diagnostics Holdings, LLC in accordance with the terms of the Aurora Diagnostics Holdings, LLC Limited Liability Company Agreement. We have made tax distributions to the members in amounts designed to provide such members with sufficient cash to pay taxes on their allocated income. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The benefit from federal and state income taxes for these subsidiaries, as reflected in our condensed consolidated financial statements, amounted to $1.9 million for the six months ended June 30, 2013, compared to a provision for federal and state income taxes of $0.1 million for the six months ended June 30, 2012.

Discontinued Operations and Loss on Sale of Subsidiary

On August 31, 2012, we sold one hundred percent of our equity in one of our subsidiaries. The subsidiary, which was our largest clinical laboratory, had experienced declining revenue and increasing operating losses over the preceding quarters. In connection with the sale, we received proceeds of approximately $0.1 million from the sale of the subsidiary, incurred approximately $0.1 million of transaction related costs and recognized a loss on the sale of $1.0 million. The loss from operations of our discontinued operation amounted to $1.9 million for the six months ended June 30, 2012, inclusive of a $1.1 million impairment of goodwill and other intangible assets.

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

On December 20, 2010, in connection with the closing of our Senior Notes offering described below, we amended our senior secured credit facility and applied $129.0 million of the net proceeds that we received from the offering to repay $19.0 million in principal owed under our Revolver and $110.0 million of the $224.4 million principal then outstanding under our Term Loan. On October 26, 2012, we entered into a second amendment to the credit facility, which became effective on October 29, 2012 after the payment of certain required fees and expenses. The second amendment provided for the elimination of the interest coverage ratio requirements and the adjustment of the senior secured leverage ratio requirements from 2.75:1.00 to 3.00:1.00 beginning with the fiscal quarter ending September 30, 2012. In connection with the second amendment, we elected to reduce the maximum amount available under the Revolver from $110 million to $60 million.

Prior to the third amendment of the credit facility, as described below, the credit facility bore interest, at our option, at a rate initially equal to the prime rate plus 3.25 percent per annum or LIBOR (subject to a floor of 2.00 percent) plus 4.25 percent per annum. On April 24, 2013, we entered into a third amendment to the credit facility, which increased the applicable margin on certain term loans and revolving loans from 4.25% to 4.75% with respect to LIBOR rate loans and from 3.25% to 3.75% with respect to base rate loans. It also provided for the adjustment of the senior secured leverage ratio requirements from 3.00:1.00 to (i) 3.50:1.00 for any fiscal quarter ending during the period from September 30, 2013 to September 30, 2014, and (ii) 3.25:1.00 for any fiscal quarter ending December 31, 2014 and thereafter. In connection with the third amendment, we recorded approximately $0.6 million of additional debt discount related to the term loan facility and $0.3 million of deferred debt issue costs related to the revolving credit facility. As of June 30, 2013 the balance outstanding under the Term Loan was $102.5 million. As of June 30, 2013, we had $16.0 million outstanding and $44.0 million available under the Revolver and were in compliance with all loan covenants.

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

Contingent consideration for acquisitions prior to January 1, 2009

In connection with the majority of our acquisitions, we have agreed to pay additional consideration annually over future periods of three to five years, based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. For acquisitions prior to January 1, 2009, we did not accrue contingent consideration obligations prior to the attainment of the objectives and the amount owed became fixed and determinable and was agreed to by the sellers. For the six months ended June 30, 2013 and 2012, we paid consideration under contingent notes of $3.4 million and $7.7 million, respectively, related to acquisitions prior to January 1, 2009, resulting in the recognition of additional goodwill. We expect to make no further contingent payments related to acquisitions completed prior to January 1, 2009.

Contingent consideration for acquisitions subsequent to January 1, 2009

We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. These estimates involve significant projections regarding future performance of the acquired practices. If actual future results differ significantly from current estimates, the actual payments for contingent consideration will differ correspondingly. As of June 30, 2013, the fair value of contingent consideration related to the acquisitions since January 1, 2009 was $21.3 million, representing the present value of approximately $23.2 million in estimated future payments over the next four years. The potential maximum principal amount of contingent consideration payable over the next four years is $59.9 million. Lesser amounts will be paid for earnings below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. For the six months ended June 30, 2013 and 2012, we paid consideration under contingent notes of $5.6 million and $9.0 million, respectively, related to acquisitions completed since January 1, 2009. Future payments will be reflected in the change in the fair value of the contingent consideration.

Cash and Working Capital

As of June 30, 2013, we had cash and cash equivalents of $0.9 million. Our primary uses of cash are to fund our operations, service debt, including payments due under our contingent notes, make acquisitions and purchase property and equipment. Cash used to fund our operations excludes the impact of non-cash items, such as the allowance for doubtful accounts, depreciation, impairments of goodwill and other intangible assets, changes in the fair value of the contingent consideration and non-cash stock-based compensation, and is impacted by the timing of our payments of accounts payable and accrued expenses and collections of accounts receivable.

As of June 30, 2013, we had negative working capital of $11.3 million.

We require significant cash flow to service our existing debt obligations. We believe that the reduction in Medicare reimbursement for 2013, and any corresponding reduction in reimbursement from non-governmental payors, together with anticipated increases to our physician compensation expenses and other operating costs for 2013, will have a significant negative impact on our free cash flow during 2013. As of June 30, 2013, we had $44.0 million available under our Revolver. We believe our current cash and cash equivalents, together with cash from operations and the amount available under our Revolver, will be sufficient to fund our working capital requirements through 2013. In order to access the amounts available under our Revolver, we must meet the financial tests and ratios contained in our senior secured credit facility. We currently expect to meet these financial tests and ratios at least through the end of 2013. Nonetheless, we may not achieve all of our business goals and objectives and events beyond our control could affect our ability to meet these financial tests and ratios and limit our ability to access the amounts otherwise available under our Revolver.

Cash flows for operating activities

Net cash used in operating activities during the six months ended June 30, 2013 was $0.2 million compared to $13.3 million of net cash provided by operating activities during the six months ended June 30, 2012. Net cash used in operating activities for the six months ended June 30, 2013 reflected a net loss of $12.8 million and certain adjustments for non-cash items, including $11.7 million of depreciation and amortization, $1.1 million of amortization of original issue discount and debt issue costs, $1.9 million for deferred taxes, $0.1 million of equity compensation costs and non-cash charges of $2.8 million for the change in fair value of contingent consideration. Net cash used in operating activities for the six months ended June 30, 2013 also reflected increases and decreases in working capital, including a $1.2 million increase in accounts receivable, a $0.4 million increase in prepaid expenses and prepaid income taxes, a $0.2 million increase in accrued interest, a $0.4 million increase in accrued compensation and a $0.1 million decrease in accounts payable, accrued expenses and other current liabilities. As of June 30, 2013 our DSO (Days Sales Outstanding) was 44 days, which was up from 41 days as of December 31, 2012.

Cash flows for investing activities

Net cash used in investing activities during the six months ended June 30, 2013 was $10.8 million compared to $18.8 million during the six months ended June 30, 2012. Net cash used in investing activities during the six months ended June 30, 2013 included

$1.6 million of purchases of property and equipment and approximately $9.0 million for the payment of contingent notes, including $3.4 million related to acquisitions completed prior to January 1, 2009.

Cash flows for financing activities

Net cash provided by financing activities for the six months ended June 30, 2013 was $1.0 million compared to $0.1 million of net cash used in financing activities for the six months ended June 30, 2012. For the six months ended June 30, 2013, we borrowed a net of $2.0 million under our revolving credit facility.

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

Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as a substitute for measures of our financial performance as determined in accordance with GAAP, such as net income and operating income. Because other companies may calculate Adjusted EBITDA differently than we do, Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA has other limitations as an analytical tool when compared to the use of net income, which we believe is the most directly comparable GAAP financial measure, including:

•	Adjusted EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Adjusted EBITDA does not reflect the interest expense we incur;

•	Adjusted EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Adjusted EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Adjusted EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013 (E)	2012 (E)	2013 (E)	2012 (E)

Net loss	$(5,140)	$(2,612)	$(12,817)	$(4,696)
Interest expense, net	8,136	8,118	16,094	16,281
Income tax provision	(794)	581	(1,912)	116
Depreciation and amortization	5,847	7,017	11,689	14,007
EBITDA	8,049	13,104	13,054	25,708
Management fees (A)	631	743	1,248	1,472
Change in fair value of contingent consideration (B)	870	761	2,825	3,008
Discontinued operation (C)	—	354	—	675
Other charges (D)	106	1,723	189	1,923
Adjusted EBITDA, as defined	$9,656	$16,685	$17,316	$32,786

(A)	In accordance with our amended senior secured credit facility and the indenture governing our Senior Notes, management fees payable to affiliates are excluded from Adjusted EBITDA.

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

(E)

For purposes of calculating compliance ratios for our amended senior secured credit facility, Adjusted EBITDA would have also included an additional $1.0 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively, and an additional $2.6 million and $1.4 million for the six months ended June 30, 2013 and 2012, respectively, related to the add-back of certain costs as permitted by the credit agreement.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

During the three months ended June 30, 2013, there were no material changes in our commitments or contractual liabilities outside of the ordinary course of business.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2013. Based on that evaluation, the principal executive officer and principal financial officer of the Company have concluded that, as of June 30, 2013, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith

**	Furnished herewith

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AURORA DIAGNOSTICS HOLDINGS, LLC
Date:	August 12, 2013	By:	/s/ Michael C. Grattendick
Michael C. Grattendick
Vice President, Controller, and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

-  31  -