Form 10-Q
period 2013-09-30
AURORA DIAGNOSTICS HOLDINGS LLC
filed 2013-11-12
CIK 1367832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,348	$10,842
Accounts receivable, net	30,948	29,638
Prepaid expenses and other assets	7,152	7,028
Prepaid income taxes	1,189	820
Deferred tax assets	153	153
Total current assets	41,790	48,481
Property and equipment, net	10,281	11,155
Other Assets:
Deferred debt issue costs, net	6,481	7,562
Deposits and other noncurrent assets	521	288
Goodwill	246,853	243,481
Intangible assets, net	84,064	98,138
	337,919	349,469
	$389,990	$409,105
Liabilities and Members’ Equity
Current Liabilities
Current portion of long-term debt	$1,113	$106
Current portion of fair value of contingent consideration	7,900	17,216
Accounts payable, accrued expenses and other current liabilities	17,940	16,297
Accrued compensation	8,212	9,008
Accrued interest	4,642	9,980
Total current liabilities	39,807	52,607

Long-term debt, net of current portion	330,187	315,859
Deferred tax liabilities, net	7,805	10,493
Fair value of contingent consideration, net of current portion	6,720	9,040
Other liabilities	1,242	879
Members’ Equity	4,229	20,227
	$389,990	$409,105

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2013 and 2012

Unaudited

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue	$62,110	$69,384	$186,051	$211,234
Operating costs and expenses:
Cost of services	32,888	34,039	100,210	101,453
Selling, general and administrative expenses	15,992	15,597	49,007	50,470
Provision for doubtful accounts	4,150	4,737	12,845	14,266
Intangible asset amortization expense	4,661	5,808	14,074	17,423
Management fees (related parties)	627	717	1,875	2,190
Impairment of goodwill and other intangible assets	0	114,566	0	114,566
Acquisition and business development costs	39	60	115	380
Change in fair value of contingent consideration	(368)	(2,738)	2,457	270
Total operating costs and expenses	57,989	172,786	180,583	301,018
Income (loss) from continuing operations	4,121	(103,402)	5,468	(89,784)
Other income (expense):
Interest expense	(8,358)	(8,170)	(24,452)	(24,451)
Other income (expense)	(3)	(26)	15	(22)
Total other expense, net	(8,361)	(8,196)	(24,437)	(24,473)
Loss from continuing operations before income taxes	(4,240)	(111,598)	(18,969)	(114,257)
Income tax benefit	(768)	(1,483)	(2,680)	(1,367)
Net loss from continuing operations	(3,472)	(110,115)	(16,289)	(112,890)
Discontinued operations:
Loss from operations	0	(267)	0	(2,189)
Loss on sale	0	(980)	0	(980)
Loss from discontinued operations	0	(1,247)	0	(3,169)
Net loss	$(3,472)	$(111,362)	$(16,289)	$(116,059)

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2013 and 2012

Unaudited

(in thousands)

	September 30,
	2013	2012
Cash Flows From Operating Activities
Net loss from continuing operations	$(16,289)	$(112,890)
Loss from discontinued operation	0	(3,169)
Net loss	(16,289)	(116,059)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,484	21,007
Amortization of deferred debt issue costs	1,431	1,580
Amortization of original issue discount on debt	273	215
Deferred income taxes	(2,688)	(1,483)
Equity compensation costs	291	853
Change in fair value of contingent consideration	2,457	270
Impairment of goodwill and other intangible assets	0	115,656
Loss on sale of discontinued operation	0	980
Loss (gain) on disposal of property	(15)	25
Changes in assets and liabilities, net of working capital acquired in business combinations:
(Increase) decrease in:
Accounts receivable	(1,310)	2,874
Prepaid income taxes	(369)	(1,382)
Prepaid expenses	(72)	(347)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	1,228	(2,147)
Accrued compensation	(796)	(3,649)
Accrued interest	(5,338)	(5,388)
Net cash provided by (used in) operating activities	(3,713)	13,005
Cash Flows From Investing Activities
Purchase of property and equipment	(1,853)	(3,028)
Increase in deposits and other noncurrent assets	(233)	42
Payment of contingent notes	(15,333)	(23,602)
Proceeds from sale of discontinued operation, net of transaction costs	0	9
Net cash used in investing activities	(17,419)	(26,579)
Cash Flows From Financing Activities
Payments of capitalized lease obligations	(87)	(91)
Repayment of subordinated note payable	(250)	(2,840)
Net borrowings under revolver	13,900	8,000
Repayments under term loan facility	0	(1,938)
Payment of debt issuance costs	(925)	(141)
Contributions from members	0	43
Net cash provided by financing activities	12,638	3,033
Net decrease in cash	(8,494)	(10,541)
Cash and cash equivalents, beginning	10,842	16,262
Cash and cash equivalents, ending	$2,348	$5,721
Supplemental Disclosures of Cash Flow Information
Cash interest payments	$28,119	$27,914
Cash tax payments, including member tax distributions	$507	$1,746
Supplemental Schedule of Noncash Investing and Financing Activities
Issuance of note payable	$2,000	$0
Capital lease obligations	$694	$210

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

The accompanying consolidated balance sheet as of December 31, 2012, which was derived from the audited financial statements as of December 31, 2012 of Aurora Diagnostics Holdings, LLC, and the accompanying unaudited condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2013 and September 30, 2012 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2012.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2013.

Discontinued Operation

On August 31, 2012, the Company sold one hundred percent of its equity in one of its subsidiaries. This discontinued operation was a clinical laboratory, which provided services to assisted living facilities and skilled nursing facilities and had experienced declining revenue and increasing losses over the preceding quarters. The Company sold the subsidiary for $150,000 and incurred $141,000 of transaction related costs and recognized a loss on the sale of the subsidiary of $1.0 million.

For the three and nine months ended September 30, 2012 the discontinued operation had net revenue of $0.8 million and $3.8 million, respectively, and net losses of $0.3 million and $2.2 million, respectively.

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

Annual Goodwill Impairment Testing

During the fourth quarter of 2012, the Company changed the date of its annual impairment test from September 30th to November 30th.  The change was made to more closely align the impairment testing date with its long-range planning and forecasting process and the annual release of the Medicare Fee Schedule by the Centers for Medicare & Medicaid Services (CMS).  The Company’s management believes that changing the annual impairment testing date did not delay, accelerate, or avoid any impairment charge and determined that this change in accounting principle was preferable under the circumstances.  Furthermore, the change did not result in adjustments to its financial statements when applied retrospectively.

The Company will be performing our annual impairment testing of goodwill and intangible assets as of November 30, 2013. Many factors, including changes in reimbursement rates from Medicare, for which the Centers for Medicare and Medicaid Services (CMS) is expected to issue their final 2014 fee schedule on November 27, 2013, competition, general economic conditions, health care reform, third party payment patterns and industry consolidation, could have a negative impact on one or more of our reporting units.  Therefore, we may experience additional impairment charges in the fourth quarter of 2013 or future periods.

Working Capital

The Company requires significant cash flow to service its debt obligations.  The reduction in Medicare reimbursement for 2013, and the corresponding reduction in reimbursement from non-governmental payors, together with increases in management services fees, consulting and legal fees, severance costs and other operating costs for 2013, have had a significant negative impact on its free cash flow during 2013. As of September 30, 2013, the Company had $32.1 million available under its revolving credit facility. The Company’s management believes the Company’s cash and cash equivalents, together with cash from operations and the amount available under its revolving credit facility, will be sufficient to fund its working capital requirements through 2013. In order to access the amounts available under its revolving credit facility, the Company must meet the financial tests and ratios contained in its senior secured credit facility. The Company’s management currently expects to meet these financial tests and ratios at least through the end of 2013. Nonetheless, the Company may not achieve all of its business goals and objectives and events beyond its control could affect its ability to meet these financial tests and ratios and limit its ability to access the amounts otherwise available under its Company’s revolving credit facility.

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

Note 2. Accounts Receivable

Accounts receivable consist of the following as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Accounts receivable	$46,110	$46,136
Less: Allowance for doubtful accounts	(15,162)	(16,498)
Accounts receivable, net	$30,948	$29,638

Note 3. Goodwill and Intangible Assets

Impairment Testing

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

As of September 30, 2013 and December 31, 2012, the Company had accumulated impairment charges related to goodwill of $167.7 million.

The following table presents adjustments to goodwill during the nine months ended September 30, 2013 and the year ended December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Goodwill, beginning of period	$243,481	$375,131
Contingent note payments(a)	3,372	8,260
Goodwill impairment(b)	—	(139,910)
Goodwill, end of period	$246,853	$243,481

(a)	Related to acquisitions completed prior to January 1, 2009.
(b)	Includes $0.9 million for the year ended December 31, 2012 for the impairment of goodwill recognized at the discontinued operation, which was sold on August 31, 2012.

For the nine months ended September 30, 2013 and 2012, the Company recorded amortization expense of $14.1 million and $17.4 million, respectively, related to its intangible assets.

The Company’s balances for intangible assets as of September 30, 2013 and December 31, 2012 and the related accumulated amortization are set forth in the table below (in thousands):

	Range (Years)	Weighted Average Amortization Period (Years)	September 30, 2013
			Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	9	$132,740	$(72,821)	$59,919
Health care facility agreements	4 – 18	11	28,360	(5,284)	23,076
Noncompete agreements	3 – 5	5	4,778	(3,709)	1,069
Total intangible assets			$165,878	$81,814	$84,064

	Range (Years)	Weighted Average Amortization Period (Years)	December 31, 2012
			Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	9	$132,740	$(60,846)	$71,894
Health care facility agreements	4 – 18	11	28,360	(3,636)	24,724
Noncompete agreements	3 – 5	5	4,778	(3,258)	1,520
Total intangible assets			$165,878	$(67,740)	$98,138

As of September 30, 2013, estimated future amortization expense is as follows (in thousands):

Year Ending December 31,
Remainder of 2013	$4,527
2014	17,911
2015	17,618
2016	17,108
2017	11,353
Thereafter	15,547
$84,064

Note 4. Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities as of September 30, 2013 and December 31, 2012 consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Accounts payable	$5,342	$4,611
Reserve for medical claims	4,896	4,605
Due to predecessor pension plan	801	1,194
Accrued management fees	2,698	1,096
Other accrued expenses	4,203	4,791
	$17,940	$16,297

Note 5. Long-Term Debt

On May 26, 2010, the Company entered into a $335.0 million credit facility with Barclays Bank PLC and certain other lenders. This credit facility, which is collateralized by substantially all of the Company’s assets and guaranteed by all of the Company’s subsidiaries, included a $225.0 million senior secured first lien term loan facility that matures May 2016. The credit facility also included a $110.0 million senior secured first lien revolving credit facility that matures May 2015, of which $50.0 million became available upon the closing of the new credit facility and $60.0 million became available on December 20, 2010, when the Company amended the credit facility and issued $200.0 million unsecured Senior Notes, as described below. Prior to the third amendment of the credit facility, as described below, the Company’s term loan facility bore interest, at the Company’s option, at a rate initially equal to the prime rate plus 3.25 percent per annum or LIBOR (subject to a floor of 2.00 percent) plus 4.25 percent per annum, or 6.25%. In connection with the issuance of the $200.0 million unsecured Senior Notes, the Company’s credit facility was amended and restated on December 20, 2010.

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

On October 26, 2012, the Company entered into a second amendment to the credit facility, which became effective on October 29, 2012 after the payment of certain required fees and expenses. The second amendment provided for the elimination of the interest coverage ratio requirements and the adjustment of the senior secured leverage ratio requirements from 2.75:1.00 to 3.00:1.00 beginning with the fiscal quarter ended September 30, 2012. In connection with the second amendment, the Company elected to reduce the maximum amount available under the revolving credit facility from $110 million to $60 million.

On April 24, 2013, the Company entered into a third amendment to the credit facility, which increased the applicable margin on certain term loans and revolving loans from 4.25% to 4.75% with respect to LIBOR rate loans and from 3.25% to 3.75% with respect to base rate loans. It also provides for the adjustment of the senior secured leverage ratio requirements from 3.00:1.00 to (i) 3.50:1.00 for any fiscal quarter ending during the period from September 30, 2013 to September 30, 2014, and (ii) 3.25:1.00 for any fiscal quarter ending December 31, 2014 and thereafter. In connection with the third amendment, the Company recorded approximately $0.6 million of additional debt discount related to the term loan facility and $0.3 million of deferred debt issue costs related to the revolving credit facility. As of September 30, 2013 the balance outstanding under the term loan facility was $102.5 million. As of September 30, 2013 the Company had a balance of $27.9 million outstanding and $32.1 million available under its revolving credit facility and was in compliance with all loan covenants.

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

As further discussed in Note 9, the Company entered into a settlement agreement related to a contingent note issued in one of its acquisitions.  In connection with the settlement, effective June 26, 2013, the Company agreed to pay $2.0 million in 24 equal monthly installments, plus 8% interest on the unpaid balance, through June 2015.

Long-term debt consists of the following as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Senior Notes	$200,000	$200,000
Term loan	102,500	102,500
Revolver	27,900	14,000
Note payable	1,750	—
Capital lease obligations	323	336
	332,473	316,836
Less:
Original issue discount, net	(1,173)	(871)
Current portion	(1,113)	(106)
Long-term debt, net of current portion	$330,187	$315,859

As of September 30, 2013, estimated future debt principal payments are as follows (in thousands):

Year Ending December 31,
Remainder of 2013	$280
2014	1,103
2015	28,473
2016	102,573
2017	36
Thereafter	200,008
$332,473

Note 6. Fair Value of Contingent Consideration

In connection with certain of its acquisitions, the Company agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. For all acquisitions prior to January 1, 2009, the Company did not accrue contingent consideration obligations prior to the attainment of the objectives and the amount owed had become fixed and determinable. The Company paid consideration under contingent notes related to acquisitions completed prior to January 1, 2009 of $0.6 million and $8.3 million for the three month and nine month periods ended September 30, 2012, respectively, and $3.4 million for the nine months ended September 30, 2013. The Company made no payments in the three months ended September 30, 2013.  As of September 30, 2013, the Company expects to make no further payments under contingent notes for acquisitions completed prior to January 1, 2009.

The Company paid consideration under contingent notes related to acquisitions completed after January 1, 2009 of $6.7 million and $6.4 million for the three months ended September 30, 2013 and 2012, respectively, and $12.3 million and $15.3 million for the nine months ended September 30, 2013 and 2012, respectively. Assuming the practices acquired after January 1, 2009 achieve the maximum level of stipulated operating earnings, the maximum principal amount of contingent consideration payable over the next four years is approximately $53.2 million. A lesser amount will be paid if the practices’ earnings are below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. Future payments for acquisitions completed subsequent to January 1, 2009 will be reflected in the change in the fair value of the contingent consideration. The total fair value of the contingent consideration reflected in the accompanying consolidated condensed balance sheets as of September 30, 2013 and December 31, 2012 is $14.6 million and $26.3 million, respectively.

Note 7. Related Party Transactions

Acquisition Target Consulting Agreement

On June 2, 2006, and as subsequently amended and restated on July 6, 2011, the Company and an entity owned by two members of the Company entered into a professional services agreement to provide certain acquisition target identification consulting services to the Company. In exchange for these services the Company paid to the entity a monthly retainer of $23,000, plus reimbursable expenses. The entity also earned a success fee of $45,000 for each identified acquisition consummated by the Company. On August 28, 2012, the professional services agreement was amended and restated to provide a $12,000 monthly retainer. In addition, the entity also earns a success fee equal to $65,000 for each identified acquisition consummated by the Company. The entity also will be paid a fee of 8 percent of revenue for certain new business development efforts as outlined in the amended and restated agreement. The Company paid the entity a total of $39,000 and $0.1 million during the three month periods ended September 30, 2013 and 2012, respectively and $0.1 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, the Company owed the entity $13,000 under this arrangement.

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

As of September 30, 2013 and December 31, 2012, $3.0 million and $1.1 million, respectively, of these management fees are reflected in accounts payable, accrued expenses and other current liabilities in the accompanying consolidated balance sheets. The consolidated condensed statements of operations include management fees of $0.6 million and $0.7 million for the three months ended September 30, 2013 and 2012 and $1.9 million and $2.2 million for the nine months ended September 30, 2013 and 2012, respectively. The

Company paid management fees of $1.2 million and $2.7 million for three and nine month periods ended September 30, 2012, respectively.

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

Facilities Lease Agreements

The Company currently leases five of its facilities from entities owned by physician employees or affiliated physicians who are also former owners of the acquired practices. The leases provide for monthly aggregate base payments of approximately $86,000 and expire in December 2013, December 2014, April 2017, December 2019, and October 2020. Rent paid to the related entities was $0.2 million and $0.3 million in the three months ended September 30, 2013 and 2012, respectively, and $0.8 million for each of the nine month periods ended September 30, 2013 and 2012.

Executive Management Agreement

On March 12, 2013, Daniel D. Crowley was appointed as the Chief Executive Officer and President of the Company. In connection with the appointment of Mr. Crowley, the Company entered into an agreement with Dynamic Healthcare Solutions (“DHS”), of which Mr. Crowley is the founder and a principal. Pursuant to the agreement, the Company pays DHS a monthly fee of $100,000, plus reasonable out of pocket expenses and hourly fees for DHS staff (other than Mr. Crowley) that provide services under the agreement. The agreement may be terminated by the Company with thirty days notice, subject to the payment of termination fees in certain circumstances as prescribed in the agreement. In addition, the agreement requires the Company to pay DHS a success fee in the event that a change of control of the Company occurs at any time during the term of the agreement or the one-year period following the termination of the agreement. The amount of the success fee would be based on the valuation of the Company at the time of the change of control. Other than the agreement with DHS, Mr. Crowley does not receive any direct or indirect compensation or benefits from the Company. During the three months and nine months ended September 30, 2013, the Company paid $0.5 million and $1.4 million, respectively, to DHS, including a retainer of $0.2 million, which is included in deposits and other non-current assets as of September 30, 2013.

Note 8. Equity-Based Compensation

On July 6, 2011, the Company adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan for the grant of options to purchase units of Aurora Diagnostics Holdings, LLC to employees, officers, managers, consultants and advisors of the Company and its affiliates. As of September 30, 2013, the Company has authorized the grant of up to 1,931,129 options and reserved the equivalent number of units for issuance upon the future exercise of awards pursuant to the plan. As of September 30, 2013, 1,825,451 options were outstanding and an additional 105,678 options were available for grant. Out of the total 1,825,451 options outstanding as of September 30, 2013, 392,489 were vested and 1,432,962 were unvested.

On August 1, 2013, the Company’s Board granted options to purchase 947,500 of the Company’s common units at an exercise price of $2.00. These options were granted to employees and will vest, contingent upon continued employment, in five equal annual installments commencing August 1, 2014. The Company valued the options using the Black-Scholes method with weighted average assumptions of 38% for volatility, 6.5 years for expected life and 1.99% for the risk free interest rate. In the absence of publicly traded information, the Company used a third party valuation specialist to calculate the fair value of the Company’s common units.  Using the Company’s best estimates of future operating performance, the valuation specialist calculated a de minimis value for the Company’s common units.  The Company’s indebtedness and negative pricing pressures related to lower Medicare reimbursement rates were key considerations in the valuation.

On August 1, 2013, the Company’s Board also approved the change in the exercise price of all previously granted and then outstanding options to $2.00.  Due to the estimated de minimis fair value of  the Company’s common units, the Company recognized no  incremental equity compensation costs in connection with the change in the exercise price for the previously granted options.

During the nine months ended September 30, 2013 options to purchase 857,049 units were cancelled and 947,500 new options were granted. No options were exercised in the year ended December 31, 2012 or the nine months ended September 30, 2013.

Selling, general and administrative expenses included equity compensation expense of $0.2 million and $0.3 million for the three months ended September 30, 2013 and 2012, respectively, and $0.3 million and $0.9 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, the total remaining unamortized equity compensation cost was approximately $1.6 million.

Note 9. Commitments and Contingencies

During the ordinary course of business, the Company has become and may in the future become subject to pending and threatened legal actions and proceedings. The Company may have liability with respect to its employees and its pathologists. Medical malpractice claims are generally covered by insurance. While the Company believes the outcome of any such pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity, if the Company is ultimately found liable under any medical malpractice claims, there can be no assurance the Company’s medical malpractice insurance coverage will be adequate to cover any such liability. The Company may also, from time to time, be involved with legal actions related to the acquisition of and affiliation with physician practices, the prior conduct of such practices, or the employment (and restriction on competition) of its physicians. There can be no assurance any costs or liabilities for which the Company becomes responsible in connection with such claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. As described in Note 4, the Company had accrued $4.9 million and $4.6 million as of September 30, 2013 and December 31, 2012, respectively, for medical malpractice claims.

During 2011, the Company received claims of overpayments from one payor for a total of $1.6 million. In August 2013, the Company offered to settle claims from the payor for a net payment of $28,000 and accrued a current liability in this amount. However, at this time, the payor has not responded to the Company’s offer and the Company cannot reasonably estimate any additional potential loss above the $28,000 net payment reflected in its settlement offer.

Contingent Notes

As discussed in Note 6, in connection with certain of its acquisitions, the Company agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. The computation of the annual operating earnings is subject to review and approval by sellers prior to payment. In the event there is a dispute, the Company will pay the undisputed amount and then take reasonable efforts to resolve the dispute with the sellers. If the sellers are successful in asserting their dispute, the Company could be required to make additional payments in future periods.

In connection with one of the Company’s contingent notes, the sellers disputed the amount owed by the Company related to the second annual payment under a three year contingent note. The Company and the sellers entered into an agreement effective June 26, 2013 to fully settle all amounts owed by the Company under the contingent note. In accordance with the settlement agreement, the Company paid the sellers $5.8 million in July 2013 for the third and final year of the contingent note. Additionally, in full settlement of claims for amounts owed related to the first two years of the contingent note, the Company agreed to pay $2.0 million in 24 equal monthly installments, plus 8% interest on the unpaid balance, through June 2015.  (See Note 5.) Furthermore, the sellers were released from obligations to the Company estimated at approximately $0.2 million. As of September 30, 2013, the Company owed $1.8 million to the sellers in connection with this settlement.

In July 2013, another group of sellers disputed the amount owed by the Company related to a contingent note issued in connection with an acquisition.  These sellers have asserted they are owed approximately $2.6 million more than the amount calculated by the Company.  The Company is seeking to settle with the sellers and has accrued the amount that its management believes is most likely to be paid to settle the sellers’ claims.

As of September 30, 2013, no further amounts were expected to be paid for acquisitions completed prior to January 1, 2009, and the total maximum future payments for contingent consideration issued in acquisitions completed since January 1, 2009 was $53.2 million. Lesser amounts will be paid for earnings below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. Any future payments of contingent consideration will be reflected in the change in the fair value of the contingent consideration. As of September 30, 2013, the fair value of contingent consideration related to acquisitions completed since January 1, 2009 was $14.6 million, representing the present value of approximately $16.2 million in estimated future payments through 2016.

Purchase Obligations

The Company has entered into non-cancelable commitments to purchase reagents and other laboratory supplies. Under these agreements, the Company must purchase minimum amounts of reagents and other laboratory supplies through 2018.

At September 30, 2013, the remaining minimum purchase commitments are as follows:

Year Ending December 31,
Remainder of 2013	$298
2014	1,207
2015	1,211
2016	544
2017	322
Thereafter	180
$3,762

In connection with these commitments, the Company received lab testing equipment, to which the Company has either received title, or will receive title upon fulfillment of its purchase obligations under the respective commitment. The Company recorded the obligation under purchase commitment for the fair market value of the equipment, reduced by the cash paid. The remaining obligations under purchase commitments included in other liabilities in the accompanying condensed consolidated balance sheets were $1.2 million and $0.9 million as of September 30, 2013 and December 31, 2012, respectively.

Note 10. Fair Value of Financial Instruments

Recurring Fair Value Measurements

The Company’s interest rate cap agreement, which was entered into in September 2010, expired in September 2012. During the three months ended September 30, 2012 the Company recorded interest expense of $7,000 to write down the interest rate cap agreement to $0.

As of September 30, 2013 and December 31, 2012, the fair value of contingent consideration related to acquisitions since January 1, 2009 was $14.6 million and $26.3 million, respectively. The fair value of contingent consideration is derived using valuation techniques that incorporate unobservable inputs and are considered Level 3 items. We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. Estimates for fair value of contingent consideration primarily involve two inputs, which are (i) the projections of the financial performance of the acquired practices that are used to calculate the amount of the payments and (ii) the discount rates used to calculate the present value of future payments. Changes in either of these inputs will impact the estimated fair value of contingent consideration. At September 30, 2013 the discount rates ranged from 14.3 percent to 15.9 percent.

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of September 30, 2013 (in thousands):

	Fair Value	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Current portion of fair value of contingent consideration	$7,900	$0	$0	$7,900
Fair value of contingent consideration, net of current portion	$6,720	$0	$0	$6,720

The following is a roll-forward of the Company’s Level 3 fair value instruments for the nine months ended September 30, 2013 (in thousands):

	Beginning Balance January 1, 2013	Total (Gains) / Losses Realized and Unrealized	Issuances	Settlements and Reclassifications	Ending Balance September 30, 2013
Fair value of contingent consideration	$26,256	$2,457	$0	$14,093	$14,620

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

As of September 30, 2013 and December 31, 2012 the carrying amounts of cash, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value based on the short maturity of these instruments. As of September 30, 2013 and December 31, 2012 the fair value of the Company’s long-term debt was $257.0 million and $292.7 million, respectively. The Company uses quoted market prices and yields for the same or similar types of borrowings in active markets when available to determine the fair value of the Company’s debt. These fair values are considered Level 2 items.

Note 11. Income Taxes

The Company is a Delaware limited liability company. For federal income tax purposes, the Company is treated as a partnership. Accordingly, the Company is generally not subject to income taxes and the income attributable to the limited liability company is distributed to the members in accordance with the terms of the operating agreement. However, certain of the Company’s subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The provision for income taxes for these subsidiaries is reflected in the Company’s condensed consolidated financial statements and includes federal and state taxes currently payable and changes in deferred tax assets and liabilities, excluding the establishment of deferred tax assets and liabilities related to acquisitions. For the three months and nine months ended September 30, 2013, the benefit for federal and state taxes was $0.8 million and $2.7 million, respectively. For the three months and nine months ended September 30, 2012, the benefit for federal and state taxes was $1.5 million and $1.4 million, respectively.

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

The following tables present consolidating financial information as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012 for (i) Aurora Diagnostics Holdings, LLC, (ii) on a combined basis, the subsidiaries of the Company that are guarantors of the Company’s Senior Notes (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of the Company that are not guarantors of the Company’s Senior Notes (the “Non-Guarantor Subsidiaries”). For presentation in the following tables, Subsidiary Guarantors includes revenue and expenses and assets and liabilities for those subsidiaries directly or indirectly 100% owned by the Company, including those entities that have contractual arrangements with affiliated physician groups. Essentially, all property and equipment reflected in the accompanying consolidated balance sheets collateralize the Company’s debt. As such, as of September 30, 2013 and December 31, 2012, $3.1 million and $3.8 million, respectively, of property and equipment held by Non-Guarantor Subsidiaries are reflected under Subsidiary Guarantors in the following tables.

Condensed Consolidating Balance Sheets (in thousands):

September 30, 2013	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current Assets
Cash and cash equivalents	$1,540	$0	$808	$0	$2,348
Accounts receivable, net	0	15,260	15,688	0	30,948
Prepaid expenses and other assets	5,352	1,088	712	0	7,152
Prepaid income taxes	17	408	764	0	1,189
Deferred tax assets	0	11	142	0	153
Total current assets	6,909	16,767	18,114	0	41,790
Property and equipment, net	2,003	8,278	0	0	10,281
Other Assets:
Intercompany receivable	384,152	0	0	(384,152)	0
Deferred debt issue costs, net	6,481	0	0	0	6,481
Deposits and other noncurrent assets	366	136	19	0	521
Goodwill	0	171,869	74,984	0	246,853
Intangible assets, net	0	50,592	33,472	0	84,064
	390,999	222,597	108,475	(384,152)	337,919
	$399,911	$247,642	$126,589	$(384,152)	$389,990
Liabilities and Members’ Equity (Deficit)
Current Liabilities
Current portion of long-term debt	$1,017	$96	$0	$0	$1,113
Current portion of fair value of contingent consideration	0	3,060	4,840	0	7,900
Accounts payable and accrued expenses	13,375	1,936	2,629	0	17,940
Accrued compensation	4,003	2,145	2,064	0	8,212
Accrued interest	4,642	0	0	0	4,642
Total current liabilities	23,037	7,237	9,533	0	39,807
Intercompany payable	0	277,328	106,824	(384,152)	0
Long-term debt, net of current portion	330,047	140	0	0	330,187
Deferred tax liabilities, net	0	1,513	6,292	0	7,805
Fair value of contingent consideration, net of current portion	0	2,780	3,940	0	6,720
Other liabilities	1,242	0	0	0	1,242
Members’ Equity (Deficit)	45,585	(41,356)	0	0	4,229
	$399,911	$247,642	$126,589	$(384,152)	$389,990

December 31, 2012	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
Assets
Current Assets
Cash and cash equivalents	$9,637	$2	$1,203	$—	$10,842
Accounts receivable, net	—	13,676	15,962	—	29,638
Prepaid expenses and other assets	5,061	987	980	—	7,028
Prepaid income taxes	5	87	728	—	820
Deferred tax assets	—	11	142	—	153
Total current assets	14,703	14,763	19,015	—	48,481
Property and equipment, net	2,189	8,966	—	—	11,155
Other Assets:
Intercompany receivable	381,825	—	—	(381,825)	—
Deferred debt issue costs, net	7,562	—	—	—	7,562
Deposits and other noncurrent assets	150	119	19	—	288
Goodwill	—	168,497	74,984	—	243,481
Intangible assets, net	—	59,408	38,730	—	98,138
	389,537	228,024	113,733	(381,825)	349,469
	$406,429	$251,753	$132,748	$(381,825)	$409,105
Liabilities and Members’ Equity (Deficit)
Current Liabilities
Current portion of long-term debt	$7	$99	$—	$—	$106
Current portion of fair value of contingent consideration	—	10,820	6,396	—	17,216
Accounts payable, accrued expenses and other current liabilities	10,889	2,135	3,273	—	16,297
Accrued compensation	2,642	3,179	3,187	—	9,008
Accrued interest	9,980	—	—	—	9,980
Total current liabilities	23,518	16,233	12,856	—	52,607
Intercompany payable	—	275,070	106,755	(381,825)	—
Long-term debt, net of current portion	315,649	210	—	—	315,859
Deferred tax liabilities	—	1,756	8,737	—	10,493
Fair value of contingent consideration, net of current portion	—	4,640	4,400	—	9,040
Other liabilities	879	—	—	—	879
Members’ Equity (Deficit)	66,383	(46,156)	—	—	20,227
	$406,429	$251,753	$132,748	$(381,825)	$409,105

Condensed Consolidating Statements of Operations (in thousands):

For the Three Months Ended September 30, 2013	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Net revenue	$0	$35,597	$26,513	$62,110
Operating costs and expenses:
Cost of services	0	13,837	19,051	32,888
Selling, general and administrative expenses	4,535	6,581	4,876	15,992
Provision for doubtful accounts	0	2,126	2,024	4,150
Intangible asset amortization expense	0	2,936	1,725	4,661
Management fees	(14,590)	18,194	(2,977)	627
Acquisition and business development costs	39	0	0	39
Change in fair value of contingent consideration	0	(9)	(359)	(368)
Total operating costs and expenses	(10,016)	43,665	24,340	57,989
Income (loss) from continuing operations	10,016	(8,068)	2,173	4,121
Other (expense) income:
Interest expense	(5,514)	(225)	(2,619)	(8,358)
Other income	0	(3)	0	(3)
Total other expense, net	(5,514)	(228)	(2,619)	(8,361)
Income (loss) from continuing operations before income taxes	4,502	(8,296)	(446)	(4,240)
Income tax benefit	0	(322)	(446)	(768)
Net income (loss)	$4,502	$(7,974)	$0	$(3,472)

For the Three Months Ended September 30, 2012	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Net revenue	$—	$38,204	$31,180	$69,384
Operating costs and expenses:
Cost of services	—	13,909	20,130	34,039
Selling, general and administrative expenses	3,751	6,653	5,193	15,597
Provision for doubtful accounts	—	2,903	1,834	4,737
Intangible asset amortization expense	—	3,142	2,666	5,808
Management fees	73,306	2,052	(74,641)	717
Impairment of goodwill and other intangible assets	—	36,190	78,376	114,566
Acquisition and business development costs	60	—	—	60
Change in fair value of contingent consideration	—	(158)	(2,580)	(2,738)
Total operating costs and expenses	77,117	64,691	30,978	172,786
Income (loss) from continuing operations	(77,117)	(26,487)	202	(103,402)
Other (expense) income:
Interest expense	(5,704)	(167)	(2,299)	(8,170)
Other income (expense)	1	(27)		(26)
Total other expense, net	(5,703)	(194)	(2,299)	(8,196)
Income (loss) from continuing operations before income taxes	(82,820)	(26,681)	(2,097)	(111,598)
Income tax provision (benefit)	—	614	(2,097)	(1,483)
Net loss from continuing operations	(82,820)	(27,295)	—	(110,115)
Discontinued operations:
Loss from operations	—	(267)	—	(267)
Loss on sale	—	(980)	—	(980)
Loss from discontinued operations	—	(1,247)	—	(1,247)
Net loss	$(82,820)	$(28,542)	$—	$(111,362)

Condensed Consolidating Statements of Operations (in thousands):

For the Nine Months Ended September 30, 2013	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Net revenue	$0	$105,784	$80,267	$186,051
Operating costs and expenses:
Cost of services	0	41,827	58,383	100,210
Selling, general and administrative expenses	14,438	20,009	14,560	49,007
Provision for doubtful accounts	0	6,652	6,193	12,845
Intangible asset amortization expense	0	8,815	5,259	14,074
Management fees	(13,342)	25,678	(10,461)	1,875
Acquisition and business development costs	115	0	0	115
Change in fair value of contingent consideration	0	1,368	1,089	2,457
Total operating costs and expenses	1,211	104,349	75,023	180,583
Income (loss) from continuing operations	(1,211)	1,435	5,244	5,468
Other (expense) income:
Interest expense	(16,089)	(675)	(7,688)	(24,452)
Other income	5	10	0	15
Total other expense, net	(16,084)	(665)	(7,688)	(24,437)
Income (loss) from continuing operations before income taxes	(17,295)	770	(2,444)	(18,969)
Income tax provision (benefit)	6	(242)	(2,444)	(2,680)
Net income (loss)	$(17,301)	$1,012	$0	$(16,289)

For the Nine Months Ended September 30, 2012	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Net revenue	$—	$116,071	$95,163	$211,234
Operating costs and expenses:
Cost of services	—	42,037	59,416	101,453
Selling, general and administrative expenses	13,469	21,017	15,984	50,470
Provision for doubtful accounts	—	8,037	6,229	14,266
Intangible asset amortization expense	—	9,427	7,996	17,423
Management fees	70,459	7,425	(75,694)	2,190
Impairment of goodwill and other intangible assets	—	36,190	78,376	114,566
Acquisition and business development costs	380	—	—	380
Change in fair value of contingent consideration	—	2,423	(2,153)	270
Total operating costs and expenses	84,308	126,556	90,154	301,018
Income (loss) from continuing operations	(84,308)	(10,485)	5,009	(89,784)
Other (expense) income:
Interest expense	(17,049)	(503)	(6,899)	(24,451)
Other income (expense)	1	(24)	1	(22)
Total other expense, net	(17,048)	(527)	(6,898)	(24,473)
Loss from continuing operations before income taxes	(101,356)	(11,012)	(1,889)	(114,257)
Income tax provision (benefit)	—	522	(1,889)	(1,367)
Loss from continuing operations	(101,356)	(11,534)	—	(112,890)
Discontinued operations:
Loss from operations		(2,189)		(2,189)
Loss on sale	—	(980)	—	(980)
Loss from discontinued operations	—	(3,169)	—	(3,169)
Net loss	$(101,356)	$(14,703)	$—	$(116,059)

Condensed Consolidating Statements of Cash Flows (in thousands):

For the Nine Months Ended September 30, 2013	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Cash Flows From Operating Activities:
Net income (loss)	$(17,301)	$1,012	$0	$(16,289)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	2,828	12,502	3,904	19,234
Changes in assets and liabilities, net of effects of acquisitions	(4,736)	(800)	(1,122)	(6,658)
Net cash provided by (used in) operating activities	(19,209)	12,714	2,782	(3,713)
Net cash used in investing activities	(1,613)	(12,629)	(3,177)	(17,419)
Net cash provided by (used in) financing activities	12,725	(87)	0	12,638
Net decrease in cash	(8,097)	(2)	(395)	(8,494)
Cash and cash equivalents, beginning of period	9,637	2	1,203	10,842
Cash and cash equivalents, end of period	$1,540	$0	$808	$2,348

For the Nine Months Ended September 30, 2012	Aurora Diagnostics Holdings, LLC	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Consolidated Total
Cash Flows From Operating Activities:
Net loss	$(101,356)	$(14,703)	$—	$(116,059)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	3,286	53,695	82,122	139,103
Changes in assets and liabilities, net of effects of acquisitions	85,847	(21,824)	(74,062)	(10,039)
Net cash provided by (used in) operating activities	(12,223)	17,168	8,060	13,005
Net cash used in investing activities	(679)	(17,204)	(8,696)	(26,579)
Net cash used in financing activities	3,124	(91)	—	3,033
Net decrease in cash	(9,778)	(127)	(636)	(10,541)
Cash and cash equivalents, beginning of period	14,303	127	1,832	16,262
Cash and cash equivalents, end of period	$4,525	$—	$1,196	$5,721

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

In addition, the 2013 Fee Schedule included the reduction of certain relative value units and geographic adjustment factors used to determine reimbursement for a number of our most commonly used pathology codes, including the components of code 88305, our most common code. In particular, the 2013 Fee Schedule implements a 52 percent reduction in the technical component of code 88305 and a 2 percent increase in the professional component of code 88305. These changes in the components of code 88305 result in a blended reduction of the global code 88305 of approximately 33 percent. Additional changes were also made to other surgical pathology codes. For the year ended December 31, 2012, revenue from Medicare’s Physician Fee Schedule, based upon cash collections, was approximately 24 percent of our total revenue. Our cash receipts from Medicare for the nine months ended September 30, 2013 declined to approximately 21 percent of our total collections as a result of the lower reimbursement rates.

The 2013 Fee Schedule also explains CMS’ plans for new CPT Codes applicable to molecular diagnostics tests. In 2011, the American Medical Association adopted over 100 analyte-specific codes for molecular diagnostic testing, which will replace the prior, more general methodology codes, which were billed on a “stacked” basis. CMS delayed implementing the new codes in 2012, but has stated that it plans to implement them for 2013. CMS explained that it decided to keep the new molecular codes on the Clinical Laboratory Fee Schedule (CLFS), rather than move them to the Physician Fee Schedule as some stakeholders had urged, and gap fill them, by referring the codes to the Medicare contractors to allow them to determine an appropriate price. CMS and the contractors are currently going through the gap filling process.  CMS published the prices proposed by the contractors in April 2013, and it published the final 2014 prices on September 30, 2013.  Interested parties have 30 days to seek reconsideration of those fees, if they wish. Thereafter that, the prices will become final for 2014. The median of these contractor prices will become the payment levels for all locations in 2014.  We do not know, at this time, what impact these decisions will have on our revenues.

On July 8, 2013, CMS issued its proposed rule covering the 2014 Physician Fee Schedule (“the 2014 Proposed Rule”). The 2014 Proposed Rule projects that unless Congress acts, as it has in the past, the conversion factor for 2014 will be cut by approximately 24%.  There is no way to know if Congress will act to prevent this cut, or, if it does, what specific action it will take.  In addition, CMS also notes in the 2014 Proposed Rule that it is concerned that Medicare often pays more for services performed outside the hospital in locations such as clinical laboratories than it does for the same services performed in the hospital.  As a result, CMS proposed to change how it calculates the Relative Value Units (RVUs) used to calculate payments under the Physician Fee Schedule.  Where a service is paid at a lower rate in the hospital based on the hospital Outpatient Prospective Payment System (OPPS) than it is under the Physician Fee Schedule, CMS proposes to reduce the RVUs for that service in order to equalize the payment between the two systems.  According to CMS, the effect of this change, if implemented, would be a 25% reduction in aggregate payments to independent laboratories and a 6% reduction in payments to pathologists who work at hospitals or in group practices. As a result of the Federal Government shutdown, CMS revised the date to issue its final 2014 Physician Fee Schedule from November 1, 2013 to November 27, 2013. It is not known at this time whether CMS will implement this change or what form it may ultimately take.

Finally, in the 2014 Proposed Rule, CMS also explains that it is concerned that payments for many codes paid under the CLFS have not been revised to reflect technological advances that have occurred since the CLFS was first implemented in 1984.  As a result, beginning in 2014, it will propose codes to review and, if justified, it will adjust them to reflect technological changes.  CMS notes that while payment levels could increase or decrease, it expects that most payments are likely to decrease.  CMS states it expects it should take about five years to review all codes on the CLFS.

The Budget Control Act of 2011 created a Joint Select Committee on Deficit Reduction, which was tasked with recommending proposals to reduce spending. Under the law, the Joint Committee’s failure to achieve a targeted deficit reduction, or Congress’ failure to pass the Committee’s recommendations without amendment by December 23, 2011, would result in automatic across-the-board cuts to most discretionary programs. Automatic cuts also would be made to Medicare and would result in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and continuing through 2021. Because the Joint Committee was not able to agree on a set of deficit reduction recommendations for Congress to vote on, cuts went into effect in April 2013. We estimate the impact of the full two percent cut to be approximately $1.2 million in our annual Medicare revenue.

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

Results of Operations

The following table outlines our results of operations as a percentage of net revenue for the three months and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	53.0%	49.1%	53.9%	48.0%
Selling, general and administrative expenses	25.7%	22.5%	26.3%	23.9%
Provision for doubtful accounts	6.7%	6.8%	6.9%	6.8%
Intangible asset amortization expense	7.5%	8.4%	7.6%	8.2%
Management fees	1.0%	1.0%	1.0%	1.0%
Impairment of goodwill and other intangible assets	0.0%	165.1%	0.0%	54.2%
Acquisition and business development costs	0.1%	0.1%	0.1%	0.2%
Change in fair value of contingent consideration	-0.6%	-3.9%	1.3%	0.1%
Total operating costs and expenses	93.4%	249.0%	97.1%	142.5%
Income (loss) from operations	6.6%	-149.0%	2.9%	-45.2%
Other income (expense):
Interest expense	-13.5%	-11.8%	-13.1%	-11.6%
Other income / (expense)	0.0%	0.0%	0.0%	0.0%
Total other expense, net	-13.5%	-11.8%	-13.1%	-11.6%
Loss from continuing operations before income taxes	-6.8%	-160.8%	-10.2%	-54.1%
Income tax benefit	-1.2%	-2.1%	-1.4%	-0.6%
Net loss from continuing operations	-5.6%	-158.7%	-8.8%	-53.4%
Discontinued operations:
Loss from operations	0.0%	-0.4%	0.0%	-1.0%
Loss on sale	0.0%	-1.4%	0.0%	-0.5%
Loss from discontinued operations	0.0%	-1.8%	0.0%	-1.5%
Net Loss	-5.6%	-160.5%	-8.8%	-54.9%

Our historical consolidated operating results do not reflect the results of operations of our acquisitions prior to the effective date of those acquisitions. As a result, our historical consolidated operating results may not be indicative of what our results of operations will be for future periods.

Comparison of the Three Months Ended September 30, 2013 and 2012

Net revenue

Net revenue decreased approximately $7.3 million, or 10.5 percent, to $62.1 million for the quarter ended September 30, 2013, from $69.4 million for the quarter ended September 30, 2012.

Total accessions for continuing operations decreased by approximately 5,000, or 0.9 percent, to 538,000 for the quarter ended September 30, 2013, compared to 543,000 for the quarter ended September 30, 2012. The average revenue per accession for the quarter ended September 30, 2013 was approximately $114, down from $128 in the quarter ended September 30, 2012. The decrease in net revenue and average revenue per accession compared to same quarter in 2012 was due primarily to Medicare reductions, including changes to the 2013 Fee Schedule and sequestration, as well as lower reimbursement from private insurance, the BlueCard Program and a change in service mix. Partially offsetting the decrease in revenue was approximately $0.5 million in revenue from the new Aurora Research Institute which specializes in providing paraffin blocks and fresh tissue to pharmaceutical and research companies conducting research studies.

We have estimated the changes to the 2013 Fee Schedule, with no change in the conversion factor, represent a reduction of our annualized Medicare revenue of approximately $21 million. Furthermore, we expect our average revenue per accession to fluctuate as the result of changes in service mix, including the conversion of global fee arrangements to technical component (TC) or professional component (PC) arrangements and further growth in women’s health pathology services, which should result in an increase of the number of clinical tests. Women’s health services and clinical tests generally have lower revenue per accession and, therefore, may further decrease our average revenue per accession. In addition, our growth rates and average revenue per accession may be positively or negatively impacted by the reimbursement market and our service mix.

For the quarters ended September 30, 2013 and 2012, our pathology diagnostic testing services accounted for substantially all of our revenue.

Cost of services

Cost of services decreased approximately $1.1 million, or 3.4 percent, to $32.9 million for the quarter ended September 30, 2013, from $34.0 million for the quarter ended September 30, 2012. Costs of services per accession decreased about 2.5 percent for the quarter ended September 30, 2013 compared to the corresponding prior year period, primarily related to lower personnel related costs, including lower bonus and severance expenses.

As a percentage of net revenue, cost of services was 53.0 percent and 49.1 percent for the quarters ended September 30, 2013 and 2012, respectively, and our gross margins were 47.0 percent and 50.9 percent for the quarters ended September 30, 2013 and 2012, respectively. We currently anticipate that our gross margin will continue to be negatively impacted by a combination of lower average revenue per accession, contractual increases in pathologist compensation and replacement, and higher costs and lower gross margins in our women’s health pathology services, including clinical tests. Cost of services and our related gross profit percentages may be positively or negatively impacted by market conditions and our service mix.

Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $0.4 million, or 2.5 percent, to $16.0 million for the quarter ended September 30, 2013 from $15.6 million for the quarter ended September 30, 2012. Selling, general and administrative expenses at corporate increased by approximately $0.8 million while expenses at our labs decreased by approximately $0.4 million for the quarter ended September 30, 2013 compared to the corresponding prior year period. Corporate selling, general and administrative costs reflected higher management services and consulting and legal fees partially offset by lower equity compensation costs and lower costs related to our performance incentive programs for corporate staff. Selling, general and administrative expense reductions at our labs were primarily related to lower billing fees corresponding to lower revenue.

As a percentage of net revenue, selling, general and administrative expenses were 25.7 percent and 22.5 percent for the quarters ended September 30, 2013 and 2012, respectively.

Provision for doubtful accounts

Our provision for doubtful accounts decreased approximately $0.5 million, or 12.4 percent, to $4.2 million for the quarter ended September 30, 2013, from $4.7 million for the quarter ended September 30, 2012. The decrease in the provision for doubtful accounts primarily related to our lower net revenue. As a percentage of net revenue, the provision for doubtful accounts decreased to 6.7 percent for the quarter ended September 30, 2013, compared to 6.8 percent for the quarter ended September 30, 2012.

We expect our consolidated provision for doubtful accounts to range between 6.0 percent and 8.0 percent in the future. The Company’s consolidated provision for doubtful accounts could be positively or negatively impacted by the provision for doubtful accounts for laboratories that we acquire in the future.

Intangible asset amortization expense

Amortization expense decreased to $4.7 million for the quarter ended September 30, 2013, from $5.8 million for the quarter ended September 30, 2012, as a result of a total of $29.5 million of impairments of finite lived intangible assets recorded in September and November 2012. We generally amortize our intangible assets over lives ranging from 3 to 18 years.

Management fees

Management fees decreased to approximately $0.6 million for the quarter ended September 30, 2013, compared to $0.7 million for the quarter ended September 30, 2012, as a result of lower revenue. Management fees are based on 1.0 percent of net revenue plus expenses.

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

We will be performing our annual impairment testing of goodwill and intangible assets as of November 30, 2013. As of September 30, 2013, we had goodwill and net other intangible assets of $330.9 million. Many factors, including changes in Medicare reimbursement for 2014, for which the Centers for Medicare and Medicaid Services (CMS) is expected to issue their final 2014 fee schedule on November 27, 2013, competition, general economic conditions, health care reform, third party payment patterns and industry consolidation, could have a negative impact on one or more of our reporting units.  Therefore, we may experience additional impairment charges in the fourth quarter of 2013 or future periods.

Acquisition and business development costs

Transaction costs associated with our completed acquisitions and business development costs related to our prospecting and unsuccessful acquisition activity decreased to $39,000 for the quarter ended September 30, 2013, compared to approximately $60,000 for the quarter ended September 30, 2012, as a result of lower monthly fees under our acquisition target consulting agreement.

Change in fair value of contingent consideration

For the quarter ended September 30, 2013, we recorded a non-cash gain of $0.4 million, compared to a non-cash gain of $2.7 million, for the quarter ended September 30, 2012, related to changes in the estimated fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009. These changes in the fair value relate to revisions in our projections to reflect recent results, as well as other variables such as the discount rate and actual payments made.

Interest expense

Interest expense increased by approximately $0.2 million, to $8.4 million for the quarter ended September 30, 2013, compared to $8.2 million for the quarter ended September 30, 2012. The increase in interest expense primarily related to higher average balances outstanding under our revolving credit facility.

Provision for income taxes

We are a Delaware limited liability company for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Diagnostics Holdings, LLC in accordance with the terms of the Aurora Diagnostics Holdings LLC Limited Liability Company Agreement. We have made tax distributions to the members in amounts designed to provide such members with sufficient cash to pay taxes on their allocated income. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The benefit from federal and state income taxes for these subsidiaries, as reflected in our condensed consolidated financial statements, amounted to $0.8 million for the quarter ended September 30, 2013, compared to $1.5 million for the quarter ended September 30, 2012.

Discontinued Operations and Loss on Sale of Subsidiary

On August 31, 2012, we sold one hundred percent of our equity in one of our subsidiaries. The subsidiary, which was our largest clinical laboratory, had experienced declining revenue and increasing operating losses over the preceding quarters. In connection with the sale, we received proceeds of approximately $0.1 million from the sale of the subsidiary, incurred approximately $0.1 million of transaction related costs and recognized a loss on the sale of $1.0 million. The loss from operations of our discontinued operation amounted to $0.3 million for the three months ended September 30, 2012.

Comparison of the Nine months Ended September 30, 2013 and 2012

Net revenue

Net revenue decreased approximately $25.1 million, or 11.9 percent, to $186.1 million for the nine months ended September 30, 2013, from $211.2 million for the nine months ended September 30, 2012.

Total accessions for continuing operations decreased by approximately 33,000, or 2.0 percent, to 1,610,000 for the nine months ended September 30, 2013, compared to 1,643,000 for the nine months ended September 30, 2012. The average revenue per accession for the nine months ended September 30, 2013 was approximately $115, down from $129 in the nine months ended September 30, 2012. The decrease in net revenue and average revenue per accession compared to same period in 2012 was due primarily to Medicare reductions, including changes to the 2013 Fee Schedule, the grandfather provision rule change and sequestration, as well as lower reimbursement from private insurance, the BlueCard Program and a change in service mix. Partially offsetting the decrease in revenue was approximately $0.5 million in revenue from the new Aurora Research Institute which specializes in providing paraffin blocks and fresh tissue to pharmaceutical and research companies conducting research studies.

We have estimated the changes to the 2013 Fee Schedule, with no change in the conversion factor, represent a reduction of our annualized Medicare revenue of approximately $21 million. Furthermore, we expect our average revenue per accession to fluctuate as the result of changes in service mix, including the conversion of global fee arrangements to technical component (TC) or professional component (PC) arrangements and further growth in women’s health pathology services, which should result in an increase of the number of clinical tests. Women’s health services and clinical tests generally have lower revenue per accession and, therefore, may further decrease our average revenue per accession. In addition, our growth rates and average revenue per accession may be positively or negatively impacted by the reimbursement market and our service mix.

For the nine months ended September 30, 2013 and 2012, our pathology diagnostic testing services accounted for substantially all of our revenue.

Cost of services

Cost of services decreased approximately $1.3 million, or 1.2 percent, to $100.2 million for the nine months ended September 30, 2013, from $101.5 million for the nine months ended September 30, 2012, primarily as a result of the 2.0 percent lower accession volume. Costs of services per accession increased about 0.8 percent for the nine months ended September 30, 2013 compared to the corresponding prior year period primarily related to higher lab supplies costs, partially offset by lower technical processing costs.

As a percentage of net revenue, cost of services was 53.9 percent and 48.0 percent for the nine months ended September 30, 2013 and 2012, respectively, and our gross margins were 46.1 percent and 52.0 percent for the nine months ended September 30, 2013 and 2012, respectively. We currently anticipate that our gross margin will continue to be negatively impacted by a combination of lower average revenue per accession, contractual increases in pathologist compensation and replacement, and higher costs and lower gross margins in our women’s health pathology services, including clinical tests. Cost of services and our related gross profit percentages may be positively or negatively impacted by market conditions and our service mix.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased approximately $1.5 million, or 2.9 percent, to $49.0 million for the nine months ended September 30, 2013 from $50.5 million for the nine months ended September 30, 2012. Selling, general and administrative expenses at corporate increased by approximately $0.9 million while expenses at our labs decreased by approximately $2.4 million for the nine months ended September 30, 2013 compared to the corresponding prior year period.  Selling, general and administrative expense reductions at our labs were attributable to lower personnel related costs associated with reduced headcount, lower donations of electronic medical records systems and lower billing fees primarily related to the decrease in revenue.  Corporate selling, general and administrative costs reflected higher management services fees, consulting and legal fees and severance costs, partially offset by lower equity compensation costs and lower costs related to our performance incentive programs for corporate staff.

As a percentage of net revenue, selling, general and administrative expenses were 26.3 percent and 23.9 percent for the nine months ended September 30, 2013 and 2012, respectively.

Provision for doubtful accounts

Our provision for doubtful accounts decreased approximately $1.5 million, or 10.0 percent, to $12.8 million for the nine months ended September 30, 2013, from $14.3 million for the nine months ended September 30, 2012. The decrease in the provision for doubtful accounts primarily related to our lower net revenue. As a percentage of net revenue, the provision for doubtful accounts increased to 6.9 percent for the nine months ended September 30, 2013, compared to 6.8 percent for the nine months ended September 30, 2012, primarily as a result of the reduction in the proportion of our revenue from Medicare.

Intangible asset amortization expense

Amortization expense decreased to $14.1 million for the nine months ended September 30, 2013, from $17.4 million for the nine months ended September 30, 2012, as a result a total of $29.5 million of impairments of finite lived intangible assets recorded in September and November 2012.

Management fees

Management fees decreased to approximately $1.9 million for the nine months ended September 30, 2013, compared to $2.2 million for the nine months ended September 30, 2012, as a result of lower revenue. Management fees are based on 1.0 percent of net revenue plus expenses.

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

We will be performing our annual impairment testing of goodwill and intangible assets as of November 30, 2013. As of September 30, 2013, we had goodwill and net other intangible assets of $330.9 million. Many factors, including changes in Medicare reimbursement for 2014, for which CMS is expected to issue their final 2014 fee schedule on November 27, 2013, competition, general economic conditions, health care reform, third party payment patterns and industry consolidation, could have a negative impact on one or more of our reporting units. Therefore, we may experience additional impairment charges in the fourth quarter of 2013 or future periods.

Acquisition and business development costs

Transaction costs associated with our completed acquisitions and business development costs related to our prospecting and unsuccessful acquisition activity decreased to $0.1 million for the nine months ended September 30, 2013, compared to approximately $0.4 million for the nine months ended September 30, 2012, as a result of reduced acquisition activity and lower monthly fees under our acquisition target consulting agreement.

Change in fair value of contingent consideration

For the nine months ended September 30, 2013, we recorded a non-cash charge of $2.5 million, compared to a non-cash charge of $0.3 million for the nine months ended September 30, 2012, related to changes in the estimated fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009. These changes in the fair value relate to revisions in our projections to reflect recent results, as well as other variables such as the discount rate and actual payments made.

Interest expense

Interest expense was $24.5 million for each of the nine month periods ended September 30, 2013 and September 30, 2012. Higher interest expense related to higher average balances outstanding under our revolving credit facility was offset by lower average balances outstanding under our term loan facility.

Provision for income taxes

We are a Delaware limited liability company for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Diagnostics Holdings, LLC in accordance with the terms of the Aurora Diagnostics Holdings, LLC Limited Liability Company Agreement. We have made tax distributions to the members in amounts designed to provide such members with sufficient cash to pay taxes on their allocated income. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The benefit from federal and state income taxes for these subsidiaries, as reflected in our condensed consolidated financial statements, amounted to $2.7 million for the nine months ended September 30, 2013, compared to $1.4 million for the nine months ended September 30, 2012.

Discontinued Operations and Loss on Sale of Subsidiary

On August 31, 2012, we sold one hundred percent of our equity in one of our subsidiaries. The subsidiary, which was our largest clinical laboratory, had experienced declining revenue and increasing operating losses over the preceding quarters. In connection with the sale, we received proceeds of approximately $0.1 million from the sale of the subsidiary, incurred approximately $0.1 million of transaction related costs and recognized a loss on the sale of $1.0 million. The loss from operations of our discontinued operation amounted to $2.2 million for the nine months ended September 30, 2012, inclusive of a $1.1 million impairment of goodwill and other intangible assets.

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

Prior to the third amendment of the credit facility, as described below, the credit facility bore interest, at our option, at a rate initially equal to the prime rate plus 3.25 percent per annum or LIBOR (subject to a floor of 2.00 percent) plus 4.25 percent per annum. On April 24, 2013, we entered into a third amendment to the credit facility, which increased the applicable margin on certain term loans and revolving loans from 4.25% to 4.75% with respect to LIBOR rate loans and from 3.25% to 3.75% with respect to base rate loans. It also provided for the adjustment of the senior secured leverage ratio requirements from 3.00:1.00 to (i) 3.50:1.00 for any fiscal quarter ending during the period from September 30, 2013 to September 30, 2014, and (ii) 3.25:1.00 for any fiscal quarter ending

December 31, 2014 and thereafter. In connection with the third amendment, we recorded approximately $0.6 million of additional debt discount related to the term loan facility and $0.3 million of deferred debt issue costs related to the revolving credit facility. As of September 30, 2013 the balance outstanding under the Term Loan was $102.5 million. As of September 30, 2013, we had $27.9 million outstanding and $32.1 million available under the Revolver and were in compliance with all loan covenants.

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

Contingent consideration for acquisitions prior to January 1, 2009

In connection with the majority of our acquisitions, we have agreed to pay additional consideration annually over future periods of three to five years, based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. For acquisitions prior to January 1, 2009, we did not accrue contingent consideration obligations prior to the attainment of the objectives and the amount owed became fixed and determinable and was agreed to by the sellers. For the nine months ended September 30, 2013 and 2012, we paid consideration under contingent notes of $3.4 million and $8.3 million, respectively, related to acquisitions prior to January 1, 2009, resulting in the recognition of additional goodwill. We expect to make no further contingent payments related to acquisitions completed prior to January 1, 2009.

Contingent consideration for acquisitions subsequent to January 1, 2009

We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. These estimates involve significant projections regarding future performance of the acquired practices. If actual future results differ significantly from current estimates, the actual payments for contingent consideration will differ correspondingly. As of September 30, 2013, the fair value of contingent consideration related to the acquisitions since January 1, 2009 was $14.6 million, representing the present value of approximately $16.2 million in estimated future payments through 2016. The potential maximum principal amount of contingent consideration payable through 2016 is $53.2 million. Lesser amounts will be paid for earnings below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. For the nine months ended September 30, 2013 and 2012, we paid consideration under contingent notes of $12.3 million and $15.3 million, respectively, related to acquisitions completed since January 1, 2009. Future payments will be reflected in the change in the fair value of the contingent consideration.

Cash and Working Capital

As of September 30, 2013, we had cash and cash equivalents of $2.3 million. Our primary uses of cash are to fund our operations, service debt, including payments due under our contingent notes, make acquisitions and purchase property and equipment. Cash used to fund our operations excludes the impact of non-cash items, such as the allowance for doubtful accounts, depreciation, impairments of goodwill and other intangible assets, changes in the fair value of the contingent consideration and non-cash stock-based compensation, and is impacted by the timing of our payments of accounts payable and accrued expenses and collections of accounts receivable.

As of September 30, 2013, we had working capital of $2.0 million.

We require significant cash flow to service our existing debt obligations. The reduction in Medicare reimbursement for 2013, and the corresponding reduction in reimbursement from non-governmental payors, together with increases in management services fees, consulting and legal fees, severance costs and other operating costs for 2013, have had a significant negative impact on our free cash flow during 2013. As of September 30, 2013, we had $32.1 million available under our Revolver. We believe our current cash and cash equivalents, together with cash from operations and the amount available under our Revolver, will be sufficient to fund our working capital requirements through 2013. In order to access the amounts available under our Revolver, we must meet the financial tests and ratios contained in our senior secured credit facility. We currently expect to meet these financial tests and ratios at least through the end of 2013. Nonetheless, we may not achieve all of our business goals and objectives and events beyond our control could affect our ability to meet these financial tests and ratios and limit our ability to access the amounts otherwise available under our Revolver.

Cash flows for operating activities

Net cash used in operating activities during the nine months ended September 30, 2013 was $3.7 million compared to $13.0 million of net cash provided by operating activities during the nine months ended September 30, 2012. Net cash used in operating activities for the nine months ended September 30, 2013 reflected a net loss of $16.3 million and certain adjustments for non-cash items, including $17.5 million of depreciation and amortization, $1.7 million of amortization of original issue discount and debt issue costs, $2.7 million for deferred taxes, $0.3 million of equity compensation costs and non-cash charges of $2.5 million for the change in fair value of contingent consideration. Net cash used in operating activities for the nine months ended September 30, 2013 also reflected increases and decreases in working capital, including a $1.3 million increase in accounts receivable, a $0.4 million increase in prepaid expenses and prepaid income taxes, a $5.3 million decrease in accrued interest, a $0.8 million decrease in accrued compensation and a $1.2 million increase in accounts payable, accrued expenses and other current liabilities. As of September 30, 2013 our DSO (Days Sales Outstanding) was 46 days, which was up from 41 days as of December 31, 2012.

Cash flows for investing activities

Net cash used in investing activities during the nine months ended September 30, 2013 was $17.4 million compared to $26.6 million during the nine months ended September 30, 2012. Net cash used in investing activities during the nine months ended September 30, 2013 included $1.9 million of purchases of property and equipment and approximately $15.3 million for the payment of contingent notes, including $3.4 million related to acquisitions completed prior to January 1, 2009.

Cash flows for financing activities

Net cash provided by financing activities for the nine months ended September 30, 2013 was $12.6 million compared to $3.0 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, we borrowed a net of $13.9 million under our revolving credit facility and paid $0.9 million in connection with the amendment to our credit facility.

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

Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as a substitute for measures of our financial performance as determined in accordance with GAAP, such as net income and operating income. Because other companies may calculate Adjusted EBITDA differently than we do, Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA has other limitations as an analytical tool when compared to the use of net income, which we believe is the most directly comparable GAAP financial measure, including:

•	Adjusted EBITDA does not reflect the provision of income tax expense in our various jurisdictions;

•	Adjusted EBITDA does not reflect the interest expense we incur;

•	Adjusted EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;

•	Adjusted EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and

•	Adjusted EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2013(E)	2012(E)	2013(E)	2012(E)

Net loss	$(3,472)	$(111,362)	$(16,289)	$(116,059)
Interest expense, net	8,358	8,170	24,452	24,451
Income tax provision	(768)	(1,483)	(2,680)	(1,367)
Depreciation and amortization	5,795	7,000	17,484	21,007
EBITDA	9,913	(97,675)	22,967	(71,968)
Management fees (A)	627	717	1,875	2,190
Change in fair value of contingent consideration (B)	(368)	(2,738)	2,457	270
Impairment of goodwill and other intangible assets	—	114,566	—	115,657
Discontinued operation (C)	—	225	—	900
Other charges (D)	202	1,402	391	2,235
Adjusted EBITDA, as defined	$10,374	$16,497	$27,690	$49,284

(A)	In accordance with our amended senior secured credit facility and the indenture governing our Senior Notes, management fees payable to affiliates are excluded from Adjusted EBITDA.

(B)

These charges are for the change during the period in the fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009 related to changes in numerous variables such as the discount rate, remaining pay out period and the projected performance for each acquisition.

(C)	Amount represents EBITDA of our discontinued operation, which was sold on August 31, 2012.

(D)

Other charges include add-backs for the loss on sale of discontinued operation, equity based compensation and acquisition and business development costs as reported in our consolidated statements of operations.

(E)

For purposes of calculating compliance ratios for our amended senior secured credit facility, Adjusted EBITDA would have also included an additional $1.2 million and $1.5 million for the three months ended September 30, 2013 and 2012, respectively, and an additional $4.7 million and $2.9 million for the nine months ended September 30, 2013 and 2012, respectively, related to the add-back of certain costs as permitted by the credit agreement.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

During the three months ended September 30, 2013, there were no material changes in our commitments or contractual liabilities outside of the ordinary course of business.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2013. Based on that evaluation, the principal executive officer and principal financial officer of the Company have concluded that, as of September 30, 2013, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AURORA DIAGNOSTICS HOLDINGS, LLC
Date:	November 12, 2013	By:	/s/ Michael C. Grattendick
Michael C. Grattendick
Vice President, Controller, and Treasurer
(Principal Financial Officer and Duly Authorized Officer)