Form 10-K
period 2013-12-31
AURORA DIAGNOSTICS HOLDINGS LLC
filed 2014-03-25
CIK 1367832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐ No      ☒ . (Note: The registrant has filed all reports pursuant to the Securities Exchange Act of 1934 as applicable for the preceding 12 months.)

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

Large accelerated filer☐	Accelerated filer☐
Non-Accelerated filer☒	Smaller reporting company☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☒.

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act).

PART I

Item 1.	Business.

The information provided in this Annual Report on Form 10-K for the year ended December 31, 2013, including the consolidated financial statements and notes thereto, is that of Aurora Diagnostics Holdings, LLC and its subsidiaries and affiliates. The terms “we,” “us,” “our,” “Aurora Diagnostics,” “Aurora Holdings,” and the “Company” typically refer to Aurora Diagnostics Holdings, LLC and its subsidiaries, as well as the professional associations and professional corporations which are separate legal entities that it controls through contractual arrangements.

Corporate History

We were organized in the State of Delaware as a limited liability company on June 2, 2006 to develop and operate as a diagnostic services company. We have grown our business significantly since our founding, driven largely by the acquisition of local and regional pathology laboratories across the United States and organic growth within these acquired operations. Since our formation, we have completed 22 acquisitions of diagnostic services companies and opened two de novo laboratories. We currently operate 19 primary laboratory locations across the United States.

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

Substantially all of our consolidated net revenue for each of the years ended December 31, 2011, 2012 and 2013 resulted from providing diagnostic related services to our clients. The majority of our revenue in 2013 was derived from providing diagnostic related services in the non-hospital outpatient channel of the anatomic pathology market. We also maintain contracts with 58 hospitals under which we provide inpatient and outpatient professional anatomic pathology services. For some of our hospital contracts, we also provide medical director services and technical slide preparation services.

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

Through a combination of organic growth and strategic acquisitions, we have achieved a national footprint and a leading presence in our local markets, upon which we are building a more integrated and larger-scale diagnostics company. Currently, with 19 primary laboratories across the United States, we have reached a scale that has enabled us to process approximately 2.1 million accessions for the year ended December 31, 2013.

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

As a result of recent emphasis on personalized medicine and the resultant successes of targeted therapies, Human biospecimens are in high demand and now required for most phases of the drug and diagnostic development process – from preclinical discovery experiments through late-stage clinical validation studies . Launched in April of 2013, the Aurora Research Institute (ARI) leverages Aurora’s nationwide network of 115 pathologists, 19 specialty laboratories, and 58 hospital affiliates to further therapeutic and diagnostic research and development efforts in markets across the United States.  ARI facilitates the biospecimen collection process by providing access to well annotated fresh tissue biospecimens, formalin fixed paraffin embedded tissues, and biofluids.  This access along with expert pathologist consultations in all subspecialties of pathology is a valuable resource to pharmaceutical, biotech, and medical device companies engaged in research or product validation studies.  ARI has completed more than 75 projects for Biotech and Pharmaceutical companies in 2013 and contributed approximately $0.8 million in revenue for the year ended December 31, 2013.

Sales and Marketing; Client Service

The selection of a pathologist to perform diagnostic testing services is primarily made by individual referring physicians. We maintain a sales and marketing team of 70 professionals who are highly-trained and organized by subspecialty to better meet the needs of our referring physicians. We have designed our compensation structure to incentivize our sales representatives to not only secure new physician clients, but also to maintain and enhance relationships with existing physician clients. As a result, our sales and marketing team has enabled us to expand nationally and leverage our extensive offering of diagnostic services across our markets.

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

We currently focus our marketing and sales efforts by subspecialty. Our representatives are extensively trained in the specific subspecialty they service and they are knowledgeable about our test offerings and new diagnostic technologies available in the market by subspecialty. This provides additional value to our physician clients and their staff, as our representatives become a resource to our client’s practice. Our product offerings which have been developed to meet the unique needs of each subspecialty are branded under the following names:

•	DermDX (dermatopathology services for the dermatology market);
•	Women’sDX (Women’s Health Services for the OB/GYN market);
•	UroDX (for the Urology market);
•	GastroDX (for the Gastroenterology market); and
•	HemaDX (for the Hematology and Oncology market).

The offerings provide a comprehensive test menu so each physician specialist can order the best test available to make an accurate diagnosis and appropriate treatment decisions.

Dermatopathology accounted for approximately 40 percent of our revenue in 2013, and the remaining 60 percent of our revenue primarily consisted of other subspecialties, including urology and women’s health pathology, and clinical laboratory services. Our operational, marketing and sales efforts are, in general, organized and focused on subspecialties.

Relationships with Referring Physicians and Third-Party Payors

Substantially all of our revenue consists of payments or reimbursements for specialized diagnostic services rendered to referring physicians. Our referring physicians, whom we refer to as our clients, are our primary customers. No single group of our clients accounted for a number of referrals in 2013 that was material to us. Accordingly, we are not dependent on any single or small group of our clients for referrals, revenue or otherwise. We receive referrals at the discretion of our clients, and our clients are under no obligation to make referrals to us. Furthermore, we generally have no contractual or other formalized legal arrangements with our clients.

We receive most of our revenue in the form of reimbursement from third-party payors. While third-party payors are not our clients or customers, our contractual arrangements with third-party payors, along with the customer relationships and the specific services we provide, enable the generation of our revenue. Accordingly, such arrangements are, in the aggregate, material to us.

For the year ended December 31, 2013, based on cash collections, we derived approximately 60 percent of our revenue from private insurance, including managed care organizations and other healthcare insurance providers. For the year ended December 31, 2013, none of these sources individually accounted for more than 10 percent of our revenue. While our reimbursements from private insurance sources are material to our business in the aggregate, we do not consider any individual private insurance source to be material to us.

We generally receive reimbursements from private third-party payors on a laboratory-by-laboratory basis. We have not entered into contracts with private insurance companies on a nationwide basis. Our laboratories typically enter contracts with third-party payors that provide for us to be reimbursed at agreed-upon rates based on the services we perform. Our laboratories’ contracts with private insurers are typically subject to termination by the insurers for cause, including, among other things, upon our laboratories’ exclusion from government payor programs, and, in some cases, without cause. The insurers under such contracts typically have a right to change the applicable reimbursement rates we receive under the contract. In cases where our laboratories do not have contracts with particular private third-party payors, we receive reimbursements for services we perform at rates and on terms applicable to such payors’ out-of-network providers.

For the year ended December 31, 2013, based on cash collections, we derived approximately 23 percent of our revenue from government payor programs, including Medicare and Medicaid. Accordingly, reimbursements from government payor programs are material to our business. This makes our business dependent on our ability to participate in the government programs and on the reimbursement rates we receive under such programs.

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

—

Local and Regional Pathology Groups. Local and regional pathology groups typically provide a relatively narrow menu of test services to community physicians and, in certain cases, to hospital-based pathologists.

—

National Laboratory Companies. National laboratories typically offer a full suite of tests for a variety of medical professionals, including general practitioners, hospitals and pathologists. National laboratories have identified anatomic pathology as a focus area for future growth and will continue to be a competitive challenge going forward.

—

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

—

Specialty Physician Groups. Over the last few years a number of specialty physician groups (dermatologists, urologists and gastroenterologists in particular) have built their own laboratories and in-sourced pathology services. This has been a significant source of competition and may continue to impact the anatomic pathology landscape in the future. However, decreased reimbursement rates in 2013 and 2014 could diminish this trend.

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

Information Systems

We implement IT systems that serve to streamline internal operations and provide customized IT solutions to meet the needs of our clients. We offer our IT solutions primarily through our proprietary system ConnectDx and through the doc2MD system for which we have an exclusive, long-term license.

We developed ConnectDx, which is a customizable application platform to provide a gateway for delivering and printing our reports and communicating with our clients. A number of our IT solutions provide an immediate impact to referring physicians and their offices. The most common connectivity tools include electronic interfaces, client EMR interfacing, internet report delivery (web portal), printed reports, patient education document, auto fax, patient data from client’s office system requisitions, color remote printing hardware, and secure remote printing software.

Electronic interfaces provide a means through which we and our clients can share data efficiently and accurately. These customized interfaces can transfer patient information such as demographics, requisitions and diagnostic results between our IT system and the IT system of our referring physicians.

ConnectDx was created to accommodate flexibility, customizations such as delivering reports to specified client system directories or printing multiple copies of reports at physician offices during particular times each day. This functional flexibility is achievable as a result of our IT solution’s layered and adaptable design. We continue to install ConnectDx to provide additional value to our customers and plan to expand the products offered through ConnectDx to include utilization and patient education reports as well as practice-specific solutions.

Most of our IT solutions are implemented on a laboratory by laboratory basis. After an acquisition, we generally transition our acquired laboratories to a common accounting system and software package for financial processing and reporting within 60 days of closing. Generally, the LIS and billing platforms of our acquired laboratories, as well as all their day-to-day laboratory operations, continue to operate as they did pre-acquisition. We bill for our services using the existing billing systems of the acquired laboratories or, in some locations, we use an outsourced vendor to provide billing services.

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

In 2013, we derived 50 percent of our revenue from our affiliated practices. Through our contractual arrangements described below, our Board of Managers and management formulate strategies and policies which are implemented locally on a day-to-day basis by each of our affiliated practices. The following descriptions of our contractual arrangements with our affiliated practices are only summaries, which do not contain all of the information that may be important to you. For additional information, you should refer to the forms of our management, nominee, non-alienation and services agreements, copies of which have been filed as exhibits to our Registration Statement on Form S-4 filed with the SEC on September 12, 2011.

We have entered into long-term management agreements with each of our ten affiliated practices, which are located in Michigan, Minnesota, Nevada, Texas, North Carolina, South Carolina and Florida. Pursuant to these management agreements, we manage and control the non-medical functions of our affiliated practices, including:

—	recruiting, training, employing and managing the technical and support staff;
—	developing and equipping laboratory facilities;
—	establishing and maintaining courier services to transport specimens;
—	negotiating and maintaining contracts with hospitals, managed care organizations and other payors;
—

providing financial reporting and administration, clerical, purchasing, payroll, billing and collection, information systems, sales and marketing, risk management, employee benefits, legal, tax and accounting services; and

—	monitoring compliance with applicable laws and regulations.

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

Reimbursement

Depending on the billing arrangement and applicable law, the party that reimburses us for our services may be:

—	a third party who provides coverage to the patient, such as an insurance company, managed care organization or a governmental payor program;
—	the physician or other authorized party (such as a hospital or another laboratory) who ordered the testing service or otherwise referred the services to us; or
—	the patient.

For the year ended December 31, 2013, we derived approximately 60 percent of our revenue from private insurance, including managed care organizations and other healthcare insurance providers, 23 percent from governmental payor programs, including Medicare and Medicaid, and 17 percent from other sources.

In 2013, approximately 21 percent of our annual revenue was derived from the Medicare program, which is overseen by the Centers for Medicare & Medicaid Services, or CMS. Because a large percentage of our revenue is derived from the Medicare program, the Medicare coverage and reimbursement rules are significant to our operations. Reimbursement under the Medicare program for the diagnostic services that we offer is subject to either the national Medicare clinical laboratory fee schedule, which we refer to as the CLFS, or the national Medicare physician fee schedule, which we refer to as the PFS, each of which is subject to geographic adjustments and is updated annually. The PFS is designed to set compensation rates for those medical services provided to Medicare beneficiaries that require a degree of physician supervision. Clinical diagnostic laboratory tests furnished to non-hospital patients are paid according to the clinical laboratory fee schedule.

Most of the services that we provide are anatomic pathology services, which are reimbursed separately under the PFS, and beneficiaries are responsible for applicable coinsurance and deductible amounts. The PFS is based on assigned relative value units for each procedure or service, and an annually determined conversion factor is applied to the relative value units to calculate the reimbursement. The Sustainable Growth Rate (SGR) formula used to calculate the fee schedule conversion factor usually would result in a decrease in PFS payments, unless Congress acts to prevent such reductions. For example, the SGR formula was used to calculate the 2012 and 2013 PFS resulting in scheduled reimbursement cuts of 27 percent. However, in both years Congress took action to delay the implementation of these reductions. Congress passed legislation that prevented the implementation of these scheduled reductions and continued the existing payment levels through December 31, 2013. For 2014, CMS had projected the reimbursement cut resulting from the SGR formula would be approximately 20 percent, unless Congress acted to prevent the reduction. On December 18, 2013, Congress passed legislation that enacted a 0.5 percent increase in the conversion factor, which will be effective until March 31, 2014.  Currently, Congress is considering a long-term change to the SGR formula, which could eliminate the need for annual Congressional action.

If Congress fails to act before March 31, 2014, or if it does not enact a long-term change to the SGR, then future decreases in the Medicare physician schedule are possible. Because the vast majority of our diagnostic services currently are reimbursed under the physician fee schedule, changes to the physician fee schedule could result in a greater impact on our revenue than changes to the Medicare clinical laboratory fee schedule.

Other services that we furnish are paid as clinical laboratory services and are reimbursed based on state-wide fee schedules that establish a price for each clinical laboratory CPT Code. These fees are supposed to be adjusted annually by changes in the Consumer Price Index For All Urban Consumers. However, these fees are frequently reduced as a result of other Congressional action. For example, the comprehensive health reform legislation passed by Congress and signed into law by the President in 2010 provided for two separate reductions in the reimbursement rates for our clinical laboratory services: a “productivity adjustment” (which was 0.9 percent for 2013), and an additional 1.75 percent reduction. Each of these reduces the annual Consumer Price Index-based update that would otherwise determine our reimbursement for clinical laboratory services. CMS has projected that payment for clinical laboratory services will be reduced by approximately 0.8 percent for 2014 as a result of these two adjustments.  In addition, in the Middle Class Tax Relief and Job Creation Act of 2012, Congress mandated an additional change in the reimbursement for clinical laboratory services. That legislation required CMS to rebase on a one-time basis the clinical laboratory fee schedule to effect an additional two percent reduction in clinical laboratory fees.

Finally, the Budget Control Act of 2011 created a Joint Select Committee on Deficit Reduction, which was tasked with recommending proposals to reduce spending. Because the Joint Committee was unable to achieve a targeted deficit reduction of at least $1.5 trillion for the years 2013 through 2021, the law required automatic across-the-board cuts to most discretionary programs to be triggered. In addition, automatic cuts to Medicare providers of up to two percent per fiscal year began on March 1, 2013, effective for services provided after April 1, 2013. These cuts affect both our physician services and our clinical lab services. This reduction is currently scheduled to continue through 2023.

Our reimbursement is also affected by policies that are enacted by CMS, which oversees the Medicare Program.  In 2013, CMS announced its process for pricing over 100 new CPT codes for molecular diagnostics, which the American Medical Association had adopted in 2012.  CMS stated it would pay for the new molecular codes based on the CLFS, rather than the PFS, as some stakeholders had urged.  CMS also required that the Medicare Administrative Contractors “gapfill” the new codes and set an appropriate price for them.  That “gapfilling” process took place during 2013, and CMS announced the new prices for these codes in September 2013.  The median of the prices set by the contractors become the new prices for these codes, effective January 1, 2014.

In early 2014, CMS also made two proposals that could affect the reimbursement for our laboratory services.  First, CMS proposed a change in how it calculated the Relative Value Units (RVUs) used to calculate payments under the PFS.  Under this proposal, where a service was paid at a lower rate in the hospital based on the hospital Outpatient Prospective Payment System than it was under the PFS, CMS proposed to reduce the RVUs for that service in order to equalize the payment between the two systems.  This change, if implemented, would have resulted in an approximate cut of 25 percent in aggregate payments to independent laboratories.  In the Final Physician Rule for 2014, however, CMS chose not to implement this proposal, although it stated that it would develop a revised proposal that it would propose in the future.

In addition, in early 2014, CMS also expressed concern about the fact that payments for many codes paid under the CLFS have not been revised to reflect technological advances that have occurred since the CLFS was first developed in 1984.  CMS therefore stated that it would begin to review all codes on the CLFS and adjust them to reflect technological changes, a process that it expected would take about five years.  CMS stated that it could either increase or decrease payment levels based on this review, however, it expected that most payments were likely to decrease.  CMS adopted this proposal in the Final 2014 Physician Fee Rule; therefore, this review process will begin in 2014.

Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). As an emerging growth company, we are subject to reduced reporting and other obligations generally applicable to public companies, including reduced disclosure about our executive compensation arrangements and exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting. In addition, we may take advantage of an extended transition period for complying with new or revised accounting standards under the JOBS Act. We have elected to take advantage of the benefits of this extended transition period. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

The information that we provide may be different than what is available with respect to other public companies due to these reduced reporting burdens.

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

—

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

—

the federal False Claims Act, which prohibits individuals or entities from knowingly presenting to, or causing to be presented to, the federal government, claims for payment that are false or fraudulent;

—	the Health Insurance Portability and Accountability Act, or HIPAA, which established comprehensive federal standards with respect to the use and disclosure of protected health information;
—

the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, which was passed as part of the American Recovery and Reinvestment Act and which strengthens many of the requirements applicable to privacy and security, among other things;

—

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

—

the federal Civil Monetary Penalty Law, which prohibits the offering of remuneration or other inducements to beneficiaries of federal health care programs to influence the beneficiaries’ decisions to seek specific governmentally reimbursable items or services or to choose particular providers;

—	the Clinical Laboratory Improvement Amendments, which requires that laboratories be certified by the federal government or by a federally-approved accreditation agency;
—

the anti-markup rule, which prohibits a physician or supplier billing the Medicare program from marking up the price of a purchased diagnostic service performed by another physician or supplier who does not “share a practice” with the billing physician or supplier;

—	state law equivalents of the above, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers;
—	state laws that prohibit the corporate practice of medicine and the splitting or sharing of fees between physicians and non-physicians;
—	state laws that govern the manner in which licensed physicians can be organized to perform and bill for medical services;
—	the reassignment rules, which preclude Medicare payment for covered services to anyone other than the patient, physician, or other person who provided the service, with limited exceptions; and
—

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

Employees

As of December 31, 2013, we had 1,023 employees, which consisted of 99 pathologists, 745 laboratory technicians and staff, 53 corporate office personnel and 126 sales, marketing and client service personnel. In addition to our 99 employed pathologists, we have contractual arrangements with a physician practice that, as of December 31, 2013, employed 16 pathologists, each of which exclusively provides pathology services to our Alabama laboratory. None of our employees are subject to collective bargaining agreements. We consider our relationships with our employees to be good.

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

We derive a significant portion of our revenue from our dermatopathology subspecialty, which makes us particularly sensitive to changes in medical treatment, reimbursement rates and other market conditions in the dermatopathology market. Our revenue is particularly sensitive to changes that affect the number of or reimbursement for dermatopathology-related services. In 2013, we derived approximately 40 percent of our revenue from our dermatopathology subspecialty services, primarily from biopsies of the skin. If there is a significant development in the prevention of skin cancer, or an adverse development in the reimbursement rate for skin biopsies, it could have a material adverse effect on our business.

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

In 2010, the U.S. Congress passed legislation relating to health care reform, including the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Affordability Reconciliation Act of 2010, or HCEARA. While the comprehensive health reform legislation passed by the U.S. Congress and signed into law by the President in 2010 did not adversely affect reimbursement for our anatomic pathology services, this legislation provides for two separate reductions in the reimbursement rates for our clinical laboratory services: a “productivity adjustment” (which was 0.9 percent for 2013), and an additional 1.75 percent reduction. Each of these would reduce the annual Consumer Price Index-based update that would otherwise determine our reimbursement for clinical laboratory services. In addition, in the recently passed Middle Class Tax Relief and Job Creation Act of 2012, Congress mandated an additional change in the reimbursement for clinical laboratory services. That legislation required CMS to rebase the CLFS to effect an additional two percent reduction in clinical laboratory fees.

The U.S. Congress has considered, at least yearly in conjunction with budgetary legislation, changes to one or both of the Medicare fee schedules under which we receive reimbursement, which include the PFS and CLFS. For example, currently there is no copayment or coinsurance required for clinical laboratory services, although there is for our physician services. However, Congress has periodically considered imposing a 20 percent coinsurance on clinical laboratory services. If enacted, this would require us to attempt to collect this amount from patients, although in many cases the costs of collection would exceed the amount actually received.

Reimbursement for our anatomic pathology services is governed by the SGR formula. As the use of this formula often results in a significant reduction in reimbursement for all physician services, Congress usually acts each year to prevent the full amount of such reductions from taking effect. In 2010, Congress acted to prevent reductions in reimbursement through December 31, 2011. The SGR formula was used again to calculate the 2012 Medicare physician fee schedule resulting in scheduled reimbursement cuts of 27 percent. However, on December 23, 2011, Congress took action to delay the implementation of these reductions through February 29, 2012. Once again, before that implementation delay expired on February 29, 2012, Congress passed legislation late in February that prevented the implementation of these scheduled reductions and continued existing rates for an additional 10 months, through December 31, 2012. In the 2013 Physician Fee Schedule Final Rule, CMS called for a reduction of approximately 26.5 percent in reimbursement levels as a result of the SGR formula. However, on January 1, 2013, Congress passed the American Tax Relief Act, which reversed the proposed cut and kept in place the current rates until December 31, 2013. For 2014, CMS had projected the cut resulting from the SGR would be about 20.1 percent, unless Congress acted. On December 18, 2013, Congress passed legislation that enacted a 0.5 percent increase in the conversion factor, which will be effective until March 31, 2014.  Currently, Congress is considering a long-term change to the SGR, which could eliminate the need for annual Congressional action, if enacted.  At this time, it is impossible to know whether or not Congress will enact such a change or what form it may take.

Other legislative changes have been proposed since the adoption of health care reform that could also affect reimbursement for our services. The Budget Control Act of 2011 created a Joint Select Committee on Deficit Reduction, which was tasked with recommending proposals to reduce spending. If the Joint Committee was unable to achieve a targeted deficit reduction of at least $1.5 trillion for the years 2013 through 2021, or if Congress did not pass the Committee’s recommendations without amendment by December 23, 2011, the law called for automatic across-the-board cuts to most discretionary programs to be triggered. Because the Joint Committee did not agree on recommendations, automatic cuts in federal spending began on March 1, 2013. These cuts include automatic cuts to Medicare providers of up to two percent per fiscal year, starting in 2013. This reduction was recently renewed and is currently scheduled to continue through 2023.

A substantial portion of our anatomic pathology services are billed under a few codes (CPT 88305, 88305TC and 88305-26) and our revenue and business may be adversely affected if the reimbursement rates associated with these codes are reduced. For example, in the Final 2012 Rule, CMS requested that the American Medical Association’s RVS Update Committee (RUC) reexamine the relative value units (RVUs) for certain common pathology codes, including these codes. The 2013 Final Rule included a reduction of approximately 33 percent in the global billing code for 88305 and a 52 percent reduction in the technical component of that code.

Our reimbursement is also affected by policies that are enacted by CMS, which oversees the Medicare Program.  In 2013, CMS announced its process for pricing over 100 new CPT codes for molecular diagnostics, which the American Medical Association had adopted in 2012.  CMS stated it would pay for the new molecular codes based on the CLFS, rather than the PFS as some stakeholders had urged.  CMS also required that the Medicare Administrative Contractors “gapfill” the new codes and set an appropriate price for them.  That “gapfilling” process took place over 2013 and CMS announced the new prices for these codes in September, 2013.  The median of the prices set by the contractors become the new prices for these codes, effective January 1, 2014.

In early 2014, CMS also made two proposals that could affect the reimbursement for our laboratory services.  First, CMS proposed a change in how it calculated the relative value units used to calculate payments under the PFS.  Under this proposal, where a service was paid at a lower rate in the hospital based on the hospital Outpatient Prospective Payment System than it was under the PFS, CMS proposed to reduce the RVUs for that service in order to equalize the payment between the two systems.  This change, if implemented, would have resulted in an approximate cut of 25 percent in aggregate payments to independent laboratories.  In the Final Physician Rule for 2014, however, CMS chose not to implement this proposal, although it stated that it would develop a revised proposal that it would propose in the future.

In addition, in early 2014, CMS also expressed concern about the fact that payments for many codes paid under the CLFS have not been revised to reflect technological advances that have occurred since the CLFS was first developed in 1984.  CMS therefore stated that it would begin to review all codes on the CLFS and adjust them to reflect technological changes, a process that it expected would take about five years.  CMS stated that it could either increase or decrease payment levels based on this review, however, it expected that most payments were likely to decrease.  CMS adopted this proposal in the Final 2014 Physician Fee Rule; therefore, this review process will begin in 2014.

In addition, CMS made several other changes in 2014 Physician Fee Schedule Rule that could impact our business.  First, CMS implemented a policy that will set the payment for the examination of 10 or more prostate biopsies into a single “bundled” payment amount, rather than paying separately for each individual procedure as had been done previously.  This will result in a significant reduction in reimbursement on each of these procedures.  In addition, CMS also has developed new codes applicable to billing for Immunohistochemistry procedures, which are a common staining procedure used in pathology.  Those codes will reduce the reimbursement that the Company will receive when it provides these services.  Finally, CMS has also implemented a set of edits under its National Correct Coding Initiative, which will only pay for a single unit of service when the Company performs a FISH (Fluorescent In Situ Hybridization) test.  As many FISH tests require two or more probes, this change will also reduce the reimbursement received by the Company.

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

We also face efforts by non-governmental third-party payors, including health plans, to reduce utilization of diagnostic testing services and reimbursement for diagnostic services. For instance, third-party payors often use the payment amounts under the Medicare fee schedules as a reference in negotiating their payment amounts. In some cases, our fee schedules with third-party payors are linked to the current Medicare fee schedules, and therefore reductions in the Medicare fee schedules could lead to reductions in reimbursement from some of our third-party payors. As described above, CMS’ 2013 Final Rule included a reduction in the Medicare fee schedules of approximately 33 percent in the global billing code for 88305 and a 52 percent reduction in the technical component of that code, which resulted in a significant reduction in our reimbursement from Medicare. We have experienced isolated reductions in reimbursement from non-governmental third-party payors tied to the Medicare reductions.  However, the recent reduction in Medicare reimbursement rates, and future reductions in Medicare reimbursement rates, could result in a reduction in the reimbursements we receive from such third-party payors and have a material adverse impact on our business.

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

Effective October 14, 2012, BCBS adopted changes to the BlueCard program that require each independent laboratory to submit claims for reimbursement to the regional BCBS plan covering the state in which the specimen was collected, regardless of whether the laboratory has contracted separately with such regional BCBS plan to attain “in-network” status. In some instances, reimbursement rates under regional BCBS plans where specimens are collected may be lower than reimbursement rates under the regional BCBS plan where the laboratory is located. In addition, if the laboratory does not have a separate contract with the regional BCBS plans where specimens are collected, the laboratory may be required to submit claims for reimbursement on an “out-of-network” basis, which may make it more difficult for the laboratory to collect for the services.

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

In addition, advances in technology may lead to the development of more cost-effective tests that can be performed outside of a commercial laboratory, such as point-of-care tests that can be performed by physicians in their offices; tests that can be performed by hospitals in their own laboratories; or home testing that can be performed by patients in their homes. Any advance in technology could reduce demand for our services or render them obsolete.

Compliance costs associated with the Clinical Laboratory Improvement Amendments of 1988, or CLIA, make it cost-prohibitive for many physicians to operate clinical laboratories in their offices. However, diagnostic tests approved or cleared by the U.S. Food and Drug Administration, or FDA, for home use are automatically deemed to be “waived” tests under CLIA and may be performed by our referring physicians and their patients with minimal regulatory oversight under CLIA. Test kit manufacturers could seek to increase sales to both our referring physicians and their patients of test kits approved by the FDA for point-of-care testing or home use. Development of such technology and its use by our clients.

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

Most of our provision for doubtful accounts in 2013, which totaled 6.8 percent of revenue, resulted from the failure of patients to pay their bills, including copayments and deductibles. Failure to timely or correctly bill could lead to lack of reimbursement for services or an increase in the aging of our accounts receivable, which could adversely affect our results of operations. Increases in write-offs of doubtful accounts, delays in receiving payments, potential retroactive adjustments, and penalties resulting from audits by payors would also adversely affect our financial condition. Failure to comply with applicable laws relating to billing governmental health care programs could also lead to various penalties, including exclusion from participation in Medicare or Medicaid programs, asset forfeitures, civil and criminal fines and penalties, and the loss of various licenses, certificates, and authorizations necessary to operate our business, any of which could have a material adverse effect on our business.

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

Most of our services are billed to a party other than the physician that ordered the test. In 2011, 2012 and 2013, based on cash collections, we estimate that we received 27 percent, 26 percent and 23 percent, respectively, of our revenue from Medicare and Medicaid. In 2013, based on cash collections, we estimate that 60 percent of our revenue was paid by non-governmental third-party payors, including health plans. If we bill a higher percentage of our services to payors who reimburse at rates lower than our current payors, our results of operations and financial condition would suffer.

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

Since our inception, we have acquired 22 existing diagnostic services businesses. We expect to evaluate potential strategic acquisitions of diagnostic services and other businesses that might augment our existing specialized diagnostic testing services. These acquisitions have involved and could continue to involve the integration of a separate company that previously operated independently and had different systems, processes and cultures. As such, many of our systems, such as our laboratory information systems and billing systems, are not standardized and some aspects of the day-to-day operations of our laboratories continue to be conducted on a decentralized basis.

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

Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include customer relationships, healthcare facility agreements and non-compete agreements acquired in acquisitions, were approximately $78.5 million at December 31, 2013, representing 24 percent of our total assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was $194.0 million at December 31, 2013, representing approximately 59 percent of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, under Financial Accounting Standards Board Statement (FASB) Accounting Standards Codification 350, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in performance of the acquired company, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The amount of any impairment must be written off. We evaluated our recorded goodwill and identifiable intangible assets as of September 30, 2011, September 30, 2012, November 30, 2012 and November 30, 2013, which resulted in our recording impairment charges of $24.5 million, $114.6 million, $53.9 million and $53.9 million, respectively. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.

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

Our efforts to invest in new or improved IT systems and billing systems may be costly and require time and resources for implementation. While we have begun implementing a plan to standardize and improve our laboratory information systems and billing systems, we expect that it will take several years to complete full implementation. Our efforts to invest in new or improved IT systems and billing systems may not ultimately be successful, and our failure to properly implement our plan to standardize and improve our laboratory information systems and billing systems could adversely impact our business.

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

The success of our business depends on our ability to obtain, process, analyze, maintain and manage data, including sensitive information such as patient data. If we do not adequately safeguard that information and it were to become available to persons or entities that should not have access to it, our business could be impaired, our reputation could suffer and we could be subject to fines, penalties and litigation. Although we have implemented security measures, our infrastructure is vulnerable to computer viruses, break-ins and similar disruptive problems caused by our clients or others that could result in interruption, delay or cessation of service. Break-ins, whether electronic or physical, could potentially jeopardize the security of confidential client and supplier information stored physically at our locations or electronically in our computer systems. Such an event could damage our reputation, cause us to lose existing clients and deter potential clients. It could also expose us to liability to parties whose security or privacy has been infringed, to regulatory actions by CMS or the U.S. Department of Health and Human Services (HHS), or to civil or criminal sanctions. The occurrence of any of the foregoing events could adversely impact our business.

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

Failure to effectively continue or manage our strategic and organic growth could have an adverse impact on our business.

Our business strategy may include continuing to selectively acquire existing diagnostic services businesses. Since our inception, we have acquired 22 existing diagnostic services businesses. To continue this strategic growth, we will need to continue to identify appropriate businesses to acquire and successfully undertake the acquisition of these businesses on reasonable terms. Consolidation and competition within our industry, among other factors, may make it difficult or impossible to identify businesses to acquire on a timely basis, or at all. Our inability to acquire additional independent labs could hinder our growth and have a material adverse effect on our business.

We may also seek to continue our organic growth through the expansion of our sales force, the development of de novo laboratories, strategic extension of our operations into markets such as long-term care, and the inclusion of new clinical and molecular tests in our testing menu. Because of limitations in available capital and competition within our industry, among other factors, we may not be able to implement any or all of these organic growth strategies on a reasonable schedule, or at all. Our failure to achieve organic growth could have a material adverse effect on our business.

Our net revenue has grown from $3.5 million in 2006 to $248.2 million in 2013. To manage our growth, we must continue to implement and improve our operational and financial systems and to expand, train, manage and motivate our employees. We may not be able to effectively manage the expansion of our operations, and our systems, procedures or controls may not be adequate to support our operations. Our management may not be able to rapidly scale the infrastructure necessary to exploit the market opportunity for our services. Our inability to manage growth could have a material adverse effect on our business.

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

We currently expect that our existing cash and cash equivalents, together with the availability under our amended senior secured credit facility, will be sufficient to meet our anticipated cash needs through 2014. After that, we may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we need additional capital and cannot raise it on acceptable terms, we may not, among other things, be able to:

—	continue to expand our sales and marketing;
—	develop or acquire complementary technologies, services, products or businesses;
—	expand operations both organically and through acquisitions;
—	hire, train and retain employees;

—	service our existing debt obligations or continue to comply with compliance covenants thereunder; or
—	respond to competitive pressures or unanticipated working capital requirements.

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

We commenced operations in June 2006. As a result, we have a limited operating history upon which to accurately predict our potential revenue. Our revenue and income potential and our ability to expand our business into additional anatomic pathology specialties and markets are still unproven. As a result of these factors, the future revenue and income potential of our business is uncertain. Although we have experienced significant revenue growth since our inception, we may not be able to sustain this growth. Any evaluation of our business and our prospects must be considered in light of these factors and the risks and uncertainties often encountered by companies in our stage of development, some of which include our ability to:

—	execute our business model;
—	create brand recognition;
—	respond effectively to competition;
—	manage growth in our operations;
—	respond to changes in applicable government regulations and legislation;
—	access additional capital when required; and
—	attract and retain key personnel.

Economic conditions in the United States could adversely impact our operating results and financial condition.

Economic recession in the United States could adversely affect our operating results and financial condition. Among other things, the potential decline in federal and state revenue that could result from these conditions could create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. Increased job losses and elevated unemployment rates in the United States could result in a smaller percentage of our patients being covered by commercial payors and a larger percentage being covered by lower-paying Medicaid programs. To the extent that payors are adversely affected by a decline in the economy, we may experience further pressure on commercial rates, delays in fee collections and a reduction in the amounts we are able to collect. In addition, increases in interest rates could make it difficult to obtain credit in the future. Any or all of these factors, as well as other consequences of an economic recession, could adversely impact our operating results and financial condition.

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

Failure to acquire rights to new technologies, products or tests, or discontinuations or recalls of existing technologies, products or tests, could negatively impact our testing volume and net revenues.

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

The U.S. Congress and state legislatures continue to focus on health care reform. Together, the recently-enacted PPACA and HCEARA comprise a broad health care reform initiative, which is only beginning to be implemented, and changes to the legislation are being discussed in Congress. It is also unclear how the states will implement certain requirements that are applicable to them. On June 28, 2012, the Supreme Court upheld the constitutionality of the health care reform law, with the exception of certain provisions dealing with the expansion of Medicaid coverage under the law. Therefore, unless deferred, most of the law’s provisions will go into effect in 2014. Congress has also proposed a number of legislative initiatives, including possible repeal of the health reform law.

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

Our failure to comply with applicable laws and regulations could result in our inability to receive payment for our services or result in attempts by third-party payors, such as Medicare and Medicaid, to recover payments from us that have already been made. Submission of claims in violation of certain statutory or regulatory requirements can result in penalties, including civil monetary penalties of up to $10,000 for each item or service billed to Medicare in violation of the legal requirement, and exclusion from participation in Medicare and Medicaid. Government authorities may also assert that violations of laws and regulations related to submission of claims violate the federal False Claims Act or other laws related to fraud and abuse, including submission of claims for services that were not medically necessary. We could be adversely affected if it was determined that the services we provided were not medically necessary and not reimbursable, particularly if it were asserted that we contributed to the physician’s referrals of unnecessary services to us. It is also possible that the government could attempt to hold us liable under fraud and abuse laws for improper claims submitted by an entity for services that we performed if we were found to have knowingly participated in the arrangement that resulted in submission of the improper claims.

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

Federal privacy regulations restrict our ability to use or disclose patient identifiable laboratory data, without patient authorization for purposes other than payment, treatment or health care operations, as defined by HIPAA. In February 2014, HIPAA was amended to require that laboratories make available to patients or the patient’s representative, upon request, copies of completed test reports that the laboratory can identify as belonging to the patient.  These privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of protected health information, including civil and criminal fines and penalties. We believe we are in substantial compliance with the privacy regulations. However, the documentation and process requirements of the privacy regulations are complex and subject to interpretation and our efforts in this respect are ongoing. Our failure to comply with the privacy regulations could subject us to sanctions or penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we could also incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private information. We have policies and procedures to comply with the HIPAA regulations and state laws. In addition, we must also comply with non-U.S. laws governing the transfer of health care data relating to citizens of other countries.

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

CMS has adopted a new coding set for diagnosis, commonly known as ICD-10, which significantly expands the coding set for diagnoses. The new coding set is expected to be implemented by October 1, 2014. We may be required to incur significant expense in implementing the new coding set, and if we do not adequately implement it, our business could be adversely impacted. In addition, if as a result of the new coding set physicians fail to provide appropriate codes for desired tests, we may not be reimbursed for tests we perform.

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

We currently expect to meet the financial tests and ratios contained in the agreements governing our amended senior secured credit facility and senior notes at least through the end of 2014. Nonetheless, we may not achieve all of our business goals and objectives and events beyond our control could affect our ability to meet these financial tests and ratios. Any failure by us to meet all applicable financial tests and ratios could result in an event of default with respect to our amended senior secured facility or our senior notes. This could lead to the acceleration of the maturity of our outstanding loans or notes and the termination of the commitments to make further extensions of credit. Each of these would have a material adverse effect on our business.

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

As of December 31, 2013, our total indebtedness was $326.5 million, including $124.7 million outstanding under our amended senior secured credit facility and $200.0 million outstanding under our senior notes. In addition, as of December 31, 2013, the fair value of contingent consideration issued in our acquisitions was $7.6 million and we had $37.8 million available to be borrowed under our revolving credit facility. For the period from January 1, 2014 through March 23, 2014, we have borrowed a net additional $10.7 million under our revolving credit facility to fund seasonal working capital requirements and, as of March 23, 2014, $27.1 million was available under our revolving credit facility. Our indebtedness could have important consequences, which could adversely impact our business, results of operations and financial condition, including:

—	increase our vulnerability to general adverse economic and industry positions;
—	subject us to covenants that limit our ability to fund future working capital, capital expenditures, research and development costs and other general corporate requirements;
—

require us to devote a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

—	limit our ability to obtain additional financing to fund future acquisitions;
—	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
—	impede our ability to obtain the necessary approvals to operate our business in compliance with the numerous laws and regulations to which we are subject;
—	place us at a competitive disadvantage relative to our competitors that have less debt outstanding; and
—

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

We and our subsidiaries may be able to incur substantially more additional indebtedness in the future, including our access to approximately $37.8 million additional borrowing capacity under our amended senior secured revolving credit facility. Although the terms of our debt agreements contain covenants limiting indebtedness, these covenants are subject to a number of significant exceptions and qualifications, and if we incur additional debt, secure existing or future debt, or recapitalize our debt, we might further exacerbate the risks associated with our substantial indebtedness.

The computation of amounts owed under the contingent notes could lead to disputes that could disrupt our operations and damage our relationships with our pathologists.

In connection with our acquisitions, we agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating earnings by each of the acquired entities. The computation of the annual operating earnings and the amount owed under such agreements is subject to review and approval by sellers prior to payment. This computation could lead to a dispute with the sellers who are often our pathologists. For example, as further described in Note 11 of our Consolidated Financial Statements in this Annual Report, certain sellers have claimed that we owed additional amounts in connection with contingent notes. These types of disputes could disrupt our operations, damage our relationships with our pathologists and have a material adverse effect on our business.

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

Our agreements and the related instruments governing borrowings under our amended senior secured credit facility and senior notes contain, and the agreements and instruments governing any future debt agreements of ours may contain, various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios and restrict our ability to:

—	incur more debt;
—	redeem or repurchase stock, pay dividends or make other distributions;
—	make certain investments;
—	create liens;
—	enter into transactions with affiliates;
—	make acquisitions;
—	merge or consolidate;
—	transfer or sell assets; and
—	make fundamental changes in our corporate existence and principal business.

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

We lease our corporate headquarters at 11025 RCA Center Drive, Suite 300, Palm Beach Gardens, FL 33410 (approximately 12,700 square feet), and we lease 28 other facilities: four in Florida, six in Alabama, one in Arizona, two in Massachusetts, three in Michigan, one in Minnesota, two in Nevada, one in New Hampshire, one in New Jersey, one in New York, two in North Carolina, one in South Carolina, one in Texas and two in Virginia. These facilities are used for laboratory operations, administrative, billing and collections operations and storage space. The 29 facilities have lease terms expiring from 2014 to 2022.

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

We are a privately held company and do not currently have any securities listed on any securities exchange. As of March 23, 2014, we have 14 holders of record of our common membership units. We have made distributions to our members in accordance with the LLC Agreement as described under the heading “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report.

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

The consolidated statements of operations data for the fiscal years 2011, 2012 and 2013, and consolidated balance sheet data as of fiscal year end 2012 and 2013, were derived from Aurora Holdings’ audited consolidated financial statements that are included elsewhere in this Annual Report. The consolidated statements of operations data for the fiscal years ended December 31, 2009 and 2010 and consolidated balance sheet data as of December 31, 2009, 2010 and 2011, were derived from Aurora Holdings’ audited consolidated financial statements not included in this Annual Report. As indicated in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and disclosed in the audited consolidated financial statements included in this Annual Report we have made a number of acquisitions. The selected historical consolidated financial data includes the results of operations of those acquisitions subsequent to the acquisition date. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(in thousands)
Net revenue	$160,588	$203,552	$268,695	$277,886	$248,169
Operating costs and expenses:
Cost of services	66,101	90,256	119,938	134,877	134,112
Selling, general and administrative expenses(1)	35,281	46,978	63,346	64,230	64,949
Provision for doubtful accounts	9,269	12,435	18,147	18,343	16,945
Intangible asset amortization expense	14,235	18,606	22,798	22,270	18,584
Management fees	1,778	2,189	2,846	2,875	2,530
Impairment of goodwill and other intangible assets(2)	8,031	4,871	14,168	168,498	53,876
Write-off of public offering costs (3)	—	—	4,445	—	—
Change in fair value of contingent consideration	—	983	12,535	(4,193)	1,149
Acquisition and business development costs	1,074	1,032	878	418	169
Total operating costs and expenses	135,769	177,350	259,101	407,318	292,314
Income (loss) from continuing operations	24,819	26,202	9,594	(129,432)	(44,145)
Other income (expense):
Interest expense	(18,969)	(17,041)	(32,545)	(32,531)	(32,760)
Write-off of deferred debt issue costs(4)	—	(9,259)	—	(848)	—
Loss on extinguishment of debt(4)	—	(2,296)	—	—	—
Other income (expense), net	28	16	(35)	17	17
Total other expense, net	(18,941)	(28,580)	(32,580)	(33,362)	(32,743)
Income (loss) from continuing operations before income taxes	5,878	(2,378)	(22,986)	(162,794)	(76,888)
Provision (benefit) for income taxes(5)	45	1,487	(740)	(5,109)	(3,874)
Net income (loss) from continuing operations	5,833	(3,865)	(22,246)	(157,685)	(73,014)
Discontinued operations:
Income (loss) from operations	3,169	214	(10,620)	(2,189)	—
Loss on sale	—	—	—	(980)	—
Income (loss) from discontinued operations	3,169	214	(10,620)	(3,169)	—
Net income (loss)	$9,002	$(3,651)	$(32,866)	$(160,854)	$(73,014)

	As of December 31,
	2009	2010	2011	2012	2013
	(in thousands)
Cash and equivalents	$27,424	$39,941	$16,262	$10,842	$1,407
Total assets	463,973	588,011	606,963	409,105	328,885
Working capital	19,434	42,480	(3,132)	(4,126)	(5,340)
Long term debt, including current portion	216,652	318,814	316,262	315,965	325,431
Fair value of contingent consideration, including current portion	2,954	26,550	51,720	26,256	7,600
Members’ equity	217,064	211,343	179,890	20,227	(52,494)

(1)

In July 2011, we adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan, which we refer to as the 2011 Plan. The 2011 Plan provides for the grant of options to purchase units of Aurora Holdings to eligible participants. Through December 31, 2013, we have granted a total of 3,275,119 options to employees under the 2011 Plan, of which 1,492,619 have been forfeited since the grant date. For the years ended December 31, 2011, 2012 and 2013, selling general and administration expenses included compensation costs of $1.4 million, $1.1 million and $0.3 million, respectively, for these awards.

(2)

We test goodwill for impairment annually, or more frequently if circumstances indicate our goodwill may have been impaired.  As a result of our testing we recorded non-cash impairment charges to write-down our recorded goodwill by $6.6 million, $2.0 million, $19.2 million, $0.9 million, $93.0 million, $46.0 million and $52.9 million as of September 30, 2009, September 30, 2010, September 30, 2011, June 30, 2012 September 30, 2012, November 30, 2012 and 2013, respectively.

We also test for impairment of our other intangible assets whenever events occur indicating the recorded balances of our other intangible assets may not be recoverable. As a result of our testing we recorded non-cash impairment charges to write-down our other intangible assets by $1.4 million, $2.9 million, $5.3 million, $0.2 million, $21.6 million, $7.9 million and $1.0 million as of September 30, 2009, September 30, 2010, September 30, 2011, June 30, 2012 September 30, 2012, November 30, 2012 and 2013, respectively.

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

During 2012, we entered into a second amendment to our credit facility. In connection with the second amendment, we repaid approximately $11.9 million of $114.4 million then outstanding under our term loan credit facility and elected to reduce the maximum amount available under the revolving credit facility from $110 million to $60 million. As a result, we recorded a non-cash write-off of the pro rata portion of unamortized original issue discount and debt issue costs of approximately $0.8 million.

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

Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as a substitute for measures of our financial performance as determined in accordance with GAAP, such as net income and operating income. Because other companies may calculate Adjusted EBITDA differently than we do, Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA has other limitations as an analytical tool when compared to the use of net income, which we believe is the most directly comparable GAAP financial measure, including:

—	Adjusted EBITDA does not reflect the provision of income tax expense in our various jurisdictions;
—	Adjusted EBITDA does not reflect the interest expense we incur;
—	Adjusted EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;
—	Adjusted EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and
—	Adjusted EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Adjusted EBITDA:

	Year Ended December 31,
	2009	2010 (G)	2011 (G)	2012 (G)	2013 (G)
	(in thousands)
Net Income (loss)	$9,002	$(3,651)	$(32,866)	$(160,854)	$(73,014)
Interest expense	18,969	17,041	32,545	32,531	32,760
Income taxes	45	1,487	(740)	(5,109)	(3,874)
Depreciation and amortization	17,060	22,258	27,243	26,938	23,127
EBITDA	45,076	37,135	26,182	(106,494)	(21,001)
Management fees(A)	1,778	2,189	2,846	2,875	2,530
Equity-based compensation	—	—	1,413	1,148	293
Change in fair value of contingent consideration(B)	—	983	12,535	(4,193)	1,149
Unusual charges(C)(D)(E)	9,105	17,458	29,794	170,855	54,045
Discontinued operation(F)	(3,604)	(759)	(180)	1,878	—
Other	(28)	(16)	35	(17)	(17)
Adjusted EBITDA	$52,327	$56,990	$72,625	$66,052	$36,999

(A)	In accordance with our amended senior secured credit facility and the indenture governing our Senior Notes, management fees payable to affiliates are excluded from Adjusted EBITDA.
(B)

For the years ended December 31, 2010, 2011 and 2013, we recorded charges of $1.0 million, $12.5 million and $1.1 million, respectively, and for the year ended December 31, 2012, we recorded a gain of $4.2 million, in each case related to non-cash changes in the estimated fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009. These changes in the estimate of the fair value relate to numerous variables such as the discount rate, remaining pay out period and the projected performance for each acquisition.

(C)

During the years ended December 31, 2009, 2010, 2011, 2012  and 2013, we recorded non-cash impairment charges of $8.0 million, $4.9 million, $24.5 million, $169.6 million and $53.9 million, respectively, related to goodwill and other intangible assets. During the year ended December 31, 2012, the non-cash impairment charges of $169.6 million included $1.1 million related to our discontinued operation. During the year ended December 31, 2011, we decided to delay the completion of our initial public offering. As a result, we recognized a non-cash charge of $4.4 million to write off the previously deferred offering costs.

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

(G)

The Adjusted EBITDA for the year ended December 31, 2010 excludes the results of operations of acquisitions completed in 2010 prior to their acquisition date. For purposes of calculating compliance ratios for our amended senior secured credit facility, the Adjusted EBITDA for the year ended December 31, 2010 would include approximately $11.0 million of additional Adjusted EBITDA related to operations of our 2010 acquisitions and the 2011 acquisitions completed on January 1, 2011 as if they were acquired on January 1, 2010. The Adjusted EBITDA for the year ended December 31, 2010 does not reflect any adjustment to add back $1.1 million of severance and settlement charges as prescribed by our amended senior secured credit facility and the indenture governing our Senior Notes.

The Adjusted EBITDA for the year ended December 31, 2011 excludes the results of operations of acquisitions completed in 2011 prior to their acquisition date. For purposes of calculating compliance ratios for our amended senior secured credit facility, the Adjusted EBITDA for the year ended December 31, 2011 would include approximately $4.6 million of additional Adjusted EBITDA related to operations of our 2011 acquisitions as if they were acquired on January 1, 2011. The Adjusted EBITDA for the year ended December 31, 2011 does not reflect any adjustments to add back $1.6 million of severance and other charges as prescribed by our amended senior secured credit facility and the indenture governing our Senior Notes.

The Adjusted EBITDA for the year ended December 31, 2012 does not reflect any adjustments to add back $2.5 million of severance and other charges as prescribed by our amended senior secured credit facility and the indenture governing our Senior Notes.

The Adjusted EBITDA for the year ended December 31, 2013 does not reflect any adjustments to add back $8.7 million of other amounts as prescribed by our amended senior secured credit facility and the indenture governing our Senior Notes, including approximately $4.8 million for pro forma adjustments related to reduction in force initiatives.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Some of the statements made in this Annual Report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, or that describe our plans, goals, intentions, objectives, strategies, expectations, beliefs and assumptions, are forward-looking statements. The words “believe,” “may,” “might,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project,” “plan,” “objective,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. We caution that the forward-looking statements in this Annual Report are subject to a number of known and unknown risks, uncertainties and assumptions that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Factors that could contribute to these differences include, among other things:

—	changes in medical treatment or reimbursement rates or utilization for our anatomic and clinical pathology markets;
—	changes in payor regulations, policies or payor mix;
—	changes in regulation or regulatory policies;
—	competition for our diagnostic services, including the internalization of testing functions and technologies by our clients;
—	the failure to successfully collect for our services;
—	payor efforts to reduce utilization and reimbursement rates;
—	changes in product mix;
—	failure to successfully integrate or fully realize the anticipated benefits from our acquisitions within the expected time frames;
—	the discovery of unknown or contingent liabilities from acquired businesses;
—	the failure of our acquired assets to generate the level of expected returns;
—	disruptions or failures of our IT solutions or infrastructure;
—	the failure to adequately safeguard data;
—	loss of key executives, pathologists and technical personnel;
—	growth in demand for our services that exceeds our ability to adequately scale our infrastructure;
—	a decline in our rate of strategic or organic growth;
—	the loss of in-network status with or our the inability to collect from health care insurers;
—	the availability of additional capital resources;
—	increased competition in our industry or the failure to maintain relationships with clients, including referring physicians and hospitals, and with payors;
—	the protection of our intellectual property;
—	general economic, business or regulatory conditions affecting the health care and diagnostic testing services industries;

—	the introduction of new or failure of old technologies, products or tests;
—	federal or state health care reform initiatives;
—

violation of, failure to comply with, or changes in federal and state laws and regulations related to, submission of claims for our services, fraud and abuse, patient privacy, corporate practice of medicine, billing arrangements for our services and environmental, health and safety;

—	attainment of licenses required to test patient specimens from certain states or the loss or suspension of licenses;
—	our inability to obtain liability insurance coverage or claims for damages in excess of our coverage;
—	future increases in liability insurance coverage;
—	our substantial level of indebtedness and ability to incur substantially more debt;
—	covenants in our debt agreements; and
—	the other risks and uncertainties discussed under the heading “Risk Factors” in Part I, Item 1A of this Annual Report and elsewhere in this Annual Report.

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

Our billings for services reimbursed by third-party payors, including Medicare, and patients are based on a company-generated fee schedule that is generally set at higher rates than our anticipated reimbursement rates. Our billings to physicians, which are not reimbursed by third-party payors, represent less than 10 percent of net revenue and are billed based on negotiated fee schedules that set forth what we charge for our services. Reimbursement under Medicare for specialized diagnostic services is subject to a Medicare physician fee schedule and, to a lesser degree, a clinical laboratory fee schedule, both of which are updated annually. Our billings to insured patients include co-insurance and deductibles as dictated by the patient’s insurance coverage. Billings for services provided to uninsured patients are based on our company-generated fee schedule. Our revenue is recorded net of the estimated differences between the amount billed and the estimated payment to be received from third party payors, including Medicare. We do not have any capitated payment arrangements, which are arrangements under which we are paid a contracted per person rate regardless of the services we provide. We generally provide services on an in-network basis, where we perform services for persons within the networks of payors with which we have contracts. Services performed on an out-of-network basis, where we perform services for persons outside of the networks of payors with which we have contracts, comprised less than 15 percent of our 2013 revenue. We may face continuing pressure on reimbursement rates as government payors and private insurers have taken steps and may continue to take steps to control the cost, use, and delivery of health care services, including diagnostic testing services. Changes in payor mix could lead to corresponding changes in revenue based on the differences in reimbursement rates.

Compliance with applicable laws and regulations, as well as internal policies and procedures, adds further complexity and costs to our operations. Furthermore, we are generally obligated to bill in the specific manner prescribed by each governmental payor and private insurer, who may each have different billing requirements. Reimbursements for anatomic pathology services are received from governmental payors, such as Medicare and Medicaid; private insurance, including managed care organizations and commercial payors; and private payors, such as physicians and individual patients. For the year ended December 31, 2013, based on cash collections, we estimate approximately 60 percent of our revenue were paid by private insurance, including managed care organizations and commercial payors; approximately 23 percent of our revenue were paid by Medicare and Medicaid; and approximately 17 percent were paid by physicians and individual patients.

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

Cost of services generally increases with accession volume and reflects the additional staffing, equipment, supplies and systems needed to process the increased volume and maintain client service levels. A major component of cost of services is physician costs which, for the year ended December 31, 2013, represented 40 percent of our total cost of services. In the future, we may experience increases in physician costs to retain existing physicians, to replace departing physicians or to hire new physicians to support accession growth. Therefore, we expect our cost of services will continue to increase commensurate with revenue growth.

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

In an effort to maximize our collections of accounts receivable, we take a number of steps to collect amounts, including coinsurance and deductibles, owed by third party payors, government payors, referring physicians and patients. The process generally includes:

—	verification of complete insurance information and patient demographics,
—	active management and follow up on denials,
—	delivery of scheduled statements to patients, and/or
—	forwarding significant past due accounts to outside collection agencies.

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

Recent Developments

Health Care Regulatory and Reimbursement Changes

On November 1, 2012, the Centers for Medicare & Medicaid Services (CMS) issued its 2013 Physician Fee Schedule, which we refer to as the 2013 Fee Schedule. In the 2013 Fee Schedule, CMS called for a reduction of approximately 26.5 percent in the conversion factor that is used to calculate physician reimbursement. This cut was scheduled to become effective as of January 1, 2013; however, on January 1, 2013, Congress passed the American Tax Relief Act, which reversed the proposed cut and kept in place the 2012 conversion factor until December 31, 2013. For the year ended December 31, 2013, revenue from Medicare’s Physician Fee Schedule, based upon cash collections, was approximately 21 percent of our total revenue.

In addition, the 2013 Fee Schedule included the reduction of certain relative value units and geographic adjustment factors used to determine reimbursement for a number of our most commonly used pathology codes, including the components of code 88305, our most common code. In particular, the 2013 Fee Schedule implements a 52 percent reduction in the technical component of code 88305 and a 2 percent increase in the professional component of code 88305. These changes in the components of code 88305 result in a blended reduction of the global code 88305 of approximately 33 percent. Additional changes were also made to other surgical pathology codes.  For the year ended December 31, 2012, revenue from Medicare’s Physician Fee Schedule, based upon cash collections, was approximately 24 percent of our total revenue. Our cash receipts from Medicare for the year ended December 31, 2013 declined to approximately 21 percent of our total collections primarily as a result of the lower reimbursement rates.

In 2013, CMS also announced its process for pricing over 100 new CPT codes for molecular diagnostics, which the American Medical Association had adopted in 2012.  CMS stated it would pay for the new molecular codes based on the CLFS, rather than the PFS as some stakeholders had urged.  CMS also required that the Medicare Administrative Contractors “gapfill” the new codes and set an appropriate price for them.  That “gapfilling” process took place over 2013 and CMS announced the new prices for these codes in September, 2013.  The median of the prices set by the contractors become the new prices for these codes, effective January 1, 2014.

In addition, CMS also noted in the 2014 Proposed Rule that it was concerned that Medicare often pays more for services performed outside the hospital in locations such as clinical laboratories than it does for the same services performed in the hospital.  As a result, CMS proposed to change how it calculates the Relative Value Units (RVUs) used to calculate payments under the Physician Fee Schedule.  Where a service is paid at a lower rate in the hospital based on the hospital Outpatient Prospective Payment System (OPPS) than it is under the Physician Fee Schedule, CMS proposes to reduce the RVUs for that service in order to equalize the payment between the two systems.  According to CMS, the effect of this change, if implemented, would be a 25 percent reduction in aggregate payments to independent laboratories and a 6 percent reduction in payments to pathologists who work at hospitals or in group practices. In the Final Physician Rule for 2014, however, CMS chose not to implement this proposal, although it stated that it would develop a revised proposal that it would propose in the future.

On November 27, 2013, CMS issued its final 2014 Physician Fee Schedule.  The 2014 conversion factor, as calculated by CMS using the Sustainable Growth Rate method, or SGR, represents a 20.1 percent reduction from the 2013 conversion factor.  On December 18, 2013, Congress passed legislation that enacted a 0.5 percent increase in the conversion factor, which will be effective until March 31, 2014.  Currently, Congress is considering a long-term fix to the SGR, which could eliminate the need for annual Congressional action. If Congress fails to act before March 31, 2014, or if it does not enact a long-term solution to the SGR, then future decreases in the Medicare physician schedule are possible.   If we assumed no change from the conversion factor in effect for 2013, the reimbursement rate for CPT code 88305, which is the code we bill most frequently, would be reduced by approximately 4 percent, consisting of an 8 percent decrease in the Technical Component and a 1 percent decrease in the Professional Component.  We estimate the impact of the change in the physician fee schedule for 2014 to be a reduction in annualized revenue of approximately $6 million, before any change in conversion factor. Alternatively, if Congress were to extend through December 31, 2014, the conversion factor in effect through March 31, 2014, we estimate the changes to the 2014 Fee Schedule would result in a reduction of our annualized Medicare revenue of approximately $3 million. We have experienced isolated reductions in reimbursement from non-governmental third-party payors tied to the Medicare reductions.  However, at this time we are unable to predict the extent to which, non-governmental third-party payors will seek to reduce our reimbursement rates as a result of reductions in Medicare’s Physician Fee Schedule.

Finally, in the 2014 Proposed Rule, CMS also explains that it is concerned that payments for many codes paid under the CLFS have not been revised to reflect technological advances that have occurred since the CLFS was first implemented in 1984.  As a result, beginning in 2014, it will propose codes to review and, if justified, it will adjust them to reflect technological changes.  CMS notes that while payment levels could increase or decrease, it expects that most payments are likely to decrease.  CMS states it expects it should take about five years to review all codes on the CLFS.   CMS adopted this proposal in the Final 2014 Physician Fee Schedule Rule; therefore, this review process will begin in 2014.

The Budget Control Act of 2011 created a Joint Select Committee on Deficit Reduction, which was tasked with recommending proposals to reduce spending. Under the law, the Joint Committee’s failure to achieve a targeted deficit reduction, or Congress’ failure to pass the Committee’s recommendations without amendment by December 23, 2011, would result in automatic across-the-board cuts to most discretionary programs. Automatic cuts also would be made to Medicare and would result in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and continuing through 2021. Because the Joint Committee was not able to agree on a set of deficit reduction recommendations for Congress to vote on, cuts went into effect in April 2013. This reduction is currently scheduled to continue through 2023.  We estimate the impact of the full two percent cut to be approximately $1.2 million in our annual Medicare revenue.

In addition, CMS made several other changes in 2014 Physician Fee Schedule Rule that could impact our business.  First, CMS implemented a policy that will set the payment for the examination of 10 or more prostate biopsies into a single “bundled” payment amount, rather than paying separately for each individual procedure as had been done previously.  This will result in a significant reduction in reimbursement on each of these procedures.  In addition, CMS also has developed new codes applicable to billing for Immunohistochemistry procedures, which are a common staining procedure used in pathology.  Those codes will reduce the reimbursement that the Company will receive when it provides these services.  Finally, CMS has also implemented a set of edits under its National Correct Coding Initiative, which will only pay for a single unit of service when the Company performs a FISH (Fluorescent In Situ Hybridization) test.  As many FISH tests require two or more probes, this change will also reduce the reimbursement received by the Company.

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

Acquisitions

Through December 31, 2013, we have acquired 22 diagnostic services companies throughout the United States, with our most recent acquisition completed on August 1, 2011. The following summarizes the acquisitions we completed in 2011.

2011 Acquisitions

During 2011, we paid cash of $78.1 million to acquire four pathology practices. On January 1, 2011, we acquired 100 percent of the equity of two pathology practices for an aggregate cash purchase price of $36.9 million. These acquisitions were consummated on January 1, 2011 and, therefore, the cash paid in December 2010 totaling $36.9 million was included in deposits and other non-current assets as of December 31, 2010. On June 2, 2011, we acquired 100 percent of the equity of a third pathology practice for a cash purchase price of $14.7 million. On August 1, 2011, we acquired substantially all of the assets of a fourth pathology practice for a cash purchase price of $26.5 million. Each of the transactions included contingent consideration payable over three to five years based on the acquired practices’ future performance. We have estimated the fair value of the contingent consideration and recorded a related liability as of the date of acquisition. The maximum amount of the contingent consideration at the acquisition dates, assuming the acquisitions meet the maximum stipulated earnings level, was $53.2 million payable over three to five years.

As a result of the significant number and size of the acquisitions completed in 2011, many of the changes in our consolidated results of operations and financial position in 2012, compared to 2011, discussed below relate to the acquisitions completed in 2011.

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

Results of Operations

The following table outlines, for the periods presented, our results of operations as a percentage of net revenue.

	Year Ended December 31,
	2011	2012	2013
Net Revenue	100.0%	100.0%	100.0
Operating costs and expenses:
Cost of services	44.6%	48.5%	54.0%
Selling, general and administrative expenses	23.6%	23.1%	26.2%
Provision for doubtful accounts	6.8%	6.6%	6.8%
Intangible asset amortization expense	8.5%	8.0%	7.5%
Management fees	1.1%	1.0%	1.0%
Impairment of goodwill and other intangible assets	5.3%	60.6%	21.7%
Write-off of public offering costs	1.7%	0.0%	0.0%
Acquisition and business development costs	0.3%	0.2%	0.1%
Change in fair value of contingent consideration	4.7%	-1.5%	0.5%
Total operating costs and expenses	96.4%	146.6%	117.8%
Income (loss) from continuing operations	3.6%	-46.6%	-17.8%
Other income (expense):
Interest expense	-12.1%	-11.7%	-13.2%
Write-off of deferred debt issue costs	0.0%	-0.3%	0.0%
Other income (expense)	0.0%	0.0%	0.0%
Total other expense, net	-12.1%	-12.0%	-13.2%
Loss from continuing operations before income taxes	-8.6%	-58.6%	-31.0%
Benefit for income taxes	-0.3%	-1.8%	-1.6%
Net loss from continuing operations	-8.3%	-56.7%	-29.4%
Discontinued operations:
Loss from operations	-4.0%	-0.8%	0.0%
Loss on sale	0.0%	-0.4%	0.0%
Loss from discontinued operations	-4.0%	-1.1%	0.0%
Net loss	-12.2%	-57.9%	-29.4%

Our historical consolidated operating results do not reflect the results of operations of our 2011 acquisitions prior to the effective date of those acquisitions. As a result, our historical consolidated operating results may not be indicative of what our results of operations will be for future periods.

Comparison of the Year Ended December 31, 2013 and 2012

Net Revenue

Net revenue decreased approximately $29.7 million, or 10.7 percent, to $248.2 million for the year ended December 31, 2013, from $277.9 million for the year ended December 31, 2012.

Total accessions for continuing operations declined by 33,000 to 2,138,000 for the year ended December 31, 2013, compared to 2,171,000 for the year ended December 31, 2012. The average revenue per accession decreased 9.3 percent to approximately $116 for the year ended December 31, 2013, down from $128 in 2012. The decrease in net revenue and average revenue per accession was due primarily to Medicare reductions, including changes to the 2013 Fee Schedule, the grandfather provision rule change and sequestration, as well as lower reimbursement from private insurance and the BlueCard Program. Partially offsetting the decrease in revenue was approximately $0.8 million in revenue from the new Aurora Research Institute which specializes in providing paraffin blocks and fresh tissue to pharmaceutical and research companies conducting research studies.

Based on our current Medicare business, we estimate the impact of the change in the physician fee schedule for 2014 to be a reduction in annualized revenue of approximately $6 million, before any change in conversion factor.  Alternatively, if Congress were to extend through December 31, 2014, the conversion factor in effect through March 31, 2014, we estimate the changes to the 2014 Fee Schedule, excluding any change in the or reduction due to sequestration, would result in a reduction of our annualized Medicare revenue of approximately $3 million. At this time we are unable to predict the extent to which, non-governmental third-party payors will seek to reduce our reimbursement rates as a result of the changes to the 2014 Fee Schedule.

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

If we cannot offset the reductions in our reimbursement from governmental payors and potential reductions from our non-governmental payors by reducing our costs, increasing our accession volume, and/or improving our service mix, we believe it could have a material adverse impact on our revenue, profitability and cash flow.

Our pathology diagnostic testing services accounted for substantially all of our revenue for 2013 and 2012.

Cost of Services

Cost of services decreased approximately $0.8 million, or 0.6 percent, to $134.1 million for the year ended December 31, 2013 from $134.9 million for the year ended December 31, 2012. The decrease in costs of services primarily related to lower personnel related costs from a reduction in headcount, partially offset by higher expenses for medical liability insurance.

As a percentage of net revenue, cost of services was 54.0 percent and 48.5 percent for the years ended December 31, 2013 and 2012, respectively, and our gross margins were 46.0 percent and 51.5 percent for the years ended December 31, 2013 and 2012, respectively. We currently anticipate that our gross margin will continue to be negatively impacted by a combination of lower average revenue per accession, increases in pathologist compensation and replacement. Cost of services and our related gross profit percentages may be positively or negatively impacted by market conditions and our service mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $0.7 million, or 1.1 percent, to $64.9 million for the year ended December 31, 2013 from $64.2 million for the year ended December 31, 2012. Selling, general and administrative expenses at corporate increased by approximately $3.1 million while expenses at our labs decreased by approximately $2.4 million for the year ended December 31, 2013 compared to 2012.  Selling, general and administrative expense reductions at our labs were attributable to lower personnel related costs associated with reduced headcount and lower billing fees primarily related to the decrease in revenue, partially offset by higher costs for client interfaces.  Corporate selling, general and administrative costs reflected higher management services fees, consulting and legal fees and severance costs, partially offset by lower equity compensation costs.

As a percentage of net revenue, selling, general and administrative expenses were 26.2 percent and 23.1 percent for the years ended December 31, 2013 and 2012, respectively.

Provision for Doubtful Accounts

Our provision for doubtful accounts decreased $1.4 million, or 7.6 percent, to $16.9 million for the year ended December 31, 2013, from $18.3 million for the year ended December 31, 2012. The decrease in the provision for doubtful accounts primarily related to our lower net revenue.  As a percentage of net revenue, the provision for doubtful accounts was 6.8 percent for the year ended December 31, 2013, compared to 6.6 percent for year ended December 31, 2012, primarily as a result of the reduction in the proportion of our revenue from Medicare.  The Company’s provision for doubtful accounts could be positively or negatively impacted by changes in payor mix.

Intangible Asset Amortization Expense (Amortization)

Amortization expense decreased by approximately $3.7 million, to $18.6 million for the year ended December 31, 2013, from $22.3 million for the year ended December 31, 2012 as a result a total of $30.5 million of impairments of finite lived intangible assets recorded in September 2012, November 2012 and November 2013. We amortize our intangible assets over weighted average lives ranging from 3 to 13 years.

Management Fees

Management fees decreased approximately $0.4 million, or 12.0 percent, to $2.5 million for the year ended December 31, 2013, compared to $2.9 million for the year ended December 31, 2012. Management fees are based on 1.0 percent of net revenue plus expenses. The majority of the decrease relates to the decrease in our net revenue. In connection with the third amendment to the Company’s credit facility in April 2013, the Company has agreed not make any payments of management or similar fees until payment in full of all loans under the credit facility, provided that such management or similar fees shall continue to accrue.

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

As of September 30, 2012, we tested goodwill and intangible assets for potential impairment and recorded non-cash impairment charges of $114.6 million resulting from a write-down of $93.0 million in the carrying value of goodwill and a write-down of $21.6 million in the carrying value of intangible assets. The write-down of the goodwill and intangible assets related to eight of our nineteen reporting units, including the reporting unit we sold on August 31, 2012. The impairments at these reporting units were primarily the result of the loss of hospital contracts and/or customer relationships present at the acquisition date. Additionally, we were recognizing lower revenue from certain of our continuing customer relationships due to changes to client bill arrangements or the switch from global billing to billing only technical component (TC) or professional component (PC) services. These factors, combined with higher operating costs, including higher pathologist compensation, resulted in revenue and operating profit that was slower than projected, which adversely affected the current year and expected future revenues and operating profit of the affected reporting units.

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

At November 30, 2013, we tested goodwill and intangible assets for potential impairment and recorded non-cash impairment charges of $53.9 million resulting from a write-down of $52.9 million in the carrying value of goodwill and a write-down of $1.0 million in the carrying value of intangible assets. The write-down of the goodwill and intangible assets related to seven of our eighteen reporting units. The impairments at these reporting units were primarily the result of the reduction in Medicare reimbursement rates effective for 2014.

As of December 31, 2013, we had goodwill and net intangible assets of $272.5 million. Many factors, including competition, general economic conditions, health care reform, third party payment patterns and industry consolidation, could have a negative impact on one or more of our reporting units. Therefore, we may experience additional impairment charges in future periods.

Change in Fair Value of Contingent Consideration

For the year ended December 31, 2013, we recorded a non-cash charge of $1.1 million, compared to a non-cash gain of $4.2 million for the year ended December 31, 2012, to recognize changes in the estimated fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009. The gain and charge relate to changes in the estimated fair value, including numerous variables such as the discount rate, remaining pay out period and the projected performance for each acquisition.

Acquisition and Business Development Costs

Transaction costs associated with our completed acquisitions and business development costs related to our prospecting and unsuccessful acquisition activity decreased to $0.2 million for the year ended December 31, 2013, compared to approximately $0.4 million for the year ended December 31, 2012, as a result of reduced acquisition activity and lower monthly fees under our acquisition target consulting agreement.

Interest Expense

Interest expense for the year ended December 31, 2013 was $32.8 million, compared to $32.5 million the year ended December 31, 2012. The higher interest expense related to higher average balances outstanding under our revolving credit facility, partially offset by lower average balances outstanding under our term loan facility.

Write-off of Deferred Debt Issue Costs

On October 26, 2012, we entered into a second amendment to our credit facility, which provided for the elimination of the interest coverage ratio requirements and the adjustment of the senior secured leverage ratio requirements from 2.75:1.00 to 3.00:1.00. In connection with the second amendment we elected to reduce the maximum amount available under the revolving credit facility from $110 million to $60 million. Furthermore, during 2012 we made repayments in the aggregate of approximately $11.9 million of the $114.4 million previously outstanding under our term loan. As a result of the repayments during 2012 and the reduction in the limit under the revolving credit facility we recorded a non-cash write-off of the pro rata portion of unamortized original issue discount and debt issue costs of approximately $0.8 million related to our prior credit facilities.

Provision (benefit) for Income Taxes

We are a Delaware limited liability company taxed as a partnership for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Holdings in accordance with the terms of the LLC Agreement. We have made tax distributions to the members in amounts designed to provide such members with sufficient cash to pay taxes on their allocated income. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The benefit for federal and state income taxes for these subsidiaries, as reflected in our consolidated financial statements, amounted to a benefit of $3.9 million and $5.1 million for the years ended December 31, 2013 and 2012, respectively.

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

The loss of $2.2 million from operations of our discontinued operation for the year ended December 31, 2012 reflects operations through the date of sale, August 31, 2012, including a charge of $1.1 million for the impairment of goodwill and other intangible assets.

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

Total accessions for continuing operations grew by 159,000 to 2,171,000 for the year ended December 31, 2012, compared to 2,012,000 for the year ended December 31, 2011. Organic accessions grew by 32,000, or 1.7 percent, to 1,958,000 for the year ended December 31, 2012 compared to approximately 1,926,000 for the year ended December 31, 2011. The average revenue per accession for existing labs decreased 5.0 percent to approximately $126 for the year ended December 31, 2012, down from $133 in 2011, primarily due to a change in service mix, Medicare reductions, and Congress’ elimination of the “grandfather provision” for hospital contracts, which now requires us to bill hospitals for certain services provided to patients insured by Medicare.

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

Intangible Asset Amortization Expense (Amortization)

Amortization expense decreased by approximately $0.5 million to $22.3 million for the year ended December 31, 2012, from $22.8 million for the year ended December 31, 2011 as a result of lower amortization for impaired assets, partially offset by increases in our amortizable intangible assets associated with the 2011 acquisitions.

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

As further described in the preceding section “Comparison of the Year Ended December 31, 2013 and 2012” during 2012, we recorded non-cash impairment charges of $168.5 million to write down the carrying value of goodwill by $139.0 million and the carrying value of intangible assets by $29.5 million. Non-cash impairment charges included $1.1 million related to the reporting unit sold on August 31, 2012, and were included in the loss from discontinued operations for the year ended December 31, 2012.

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

Write-off of Deferred Debt Issue Costs

On October 26, 2012, we entered into a second amendment to our credit facility, which provided for the elimination of the interest coverage ratio requirements and the adjustment of the senior secured leverage ratio requirements from 2.75:1.00 to 3.00:1.00. In connection with the second amendment we elected to reduce the maximum amount available under the revolving credit facility from $110 million to $60 million. Furthermore, during 2012 we made repayments in the aggregate of approximately $11.9 million of the $114.4 million previously outstanding under our term loan. As a result of the repayments during 2012 and the reduction in the limit under the revolving credit facility we recorded a non-cash write-off of the pro rata portion of unamortized original issue discount and debt issue costs of approximately $0.8 million related to our prior credit facilities.

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

Prior to the third amendment of the credit facility, as described below, the credit facility bore interest, at our option, at a rate initially equal to the prime rate plus 3.25 percent per annum or LIBOR (subject to a floor of 2.00 percent) plus 4.25 percent per annum. On April 24, 2013, we entered into a third amendment to the credit facility, which increased the applicable margin on certain term loans and revolving loans from 4.25 percent to 4.75 percent with respect to LIBOR rate loans and from 3.25 percent to 3.75 percent with respect to base rate loans. It also provided for the adjustment of the senior secured leverage ratio requirements from 3.00:1.00 to (i) 3.50:1.00 for any fiscal quarter ending during the period from September 30, 2013 to September 30, 2014, and (ii) 3.25:1.00 for any fiscal quarter ending December 31, 2014 and thereafter. In connection with the third amendment, we recorded approximately $0.6 million of additional debt discount related to the term loan facility and $0.3 million of deferred debt issue costs related to the revolving credit facility. As of December 31, 2013 the balance outstanding under the Term Loan was $102.5 million. As of December 31, 2013, we had $22.2 million outstanding and $37.8 million available under the Revolver and were in compliance with all loan covenants.  For the period from January 1, 2014 through March 23, 2014, we have borrowed a net additional $10.7 million under our revolving credit facility to fund seasonal working capital requirements and, as of March 23, 2014, $27.1 million was available under our revolving credit facility.

On December 20, 2010, we issued $200.0 million in unsecured senior notes that mature on January 15, 2018, which we refer to as the Senior Notes. The Senior Notes bear interest at an annual rate of 10.75%, which is payable each January 15th and July 15th. The first payment was made on July 15, 2011. In accordance with the indenture governing the Senior Notes, we are subject to certain limitations on issuing additional debt and are required to submit quarterly and annual financial reports to the holders of our Senior Notes. The Senior Notes are redeemable at our option beginning on January 15, 2015 at 105.375 percent of par, plus accrued interest. The redemption price decreases to 102.688 percent of par on January 15, 2016 and to 100 percent of par on January 15, 2017. Under certain circumstances, prior to January 15, 2015, we may at our option redeem all, but not less than all, of the Senior Notes at a redemption price equal to 100 percent of the principal amount of the Senior Notes, plus accrued interest and a premium as defined in the Senior Notes indenture. The Senior Notes rank equally in right of repayment with all of our other senior indebtedness but are subordinated to our secured indebtedness to the extent of the value of the assets securing that indebtedness.

Long-term debt consists of the following as of December 31, 2013 (in thousands):

Term Loan	$102,500
Revolving credit facility	22,200
Senior Notes	200,000
Note payable	1,500
Capital lease obligations	293
Total:	326,493
Less:
Original issue discount, net	(1,062)
Current portion	(1,102)
Long-term debt, net of current portion	$324,329

As of December 31, 2013, future maturities of long-term debt are as follows (in thousands):

Years ending December 31,
2014	$1,102
2015	22,774
2016	102,575
2017	37
2018	200,005
$326,493

Contingent Consideration for Acquisitions Prior to January 1, 2009

In connection with the majority of our acquisitions, we have agreed to pay additional consideration annually over future periods of three to five years based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. For acquisitions prior to January 1, 2009, we do not accrue contingent consideration obligations prior to the attainment of the objectives and the amount owed becomes fixed and determinable and is agreed to by the sellers. For the years ended December 31, 2011, 2012 and 2013, we paid consideration under contingent notes of $12.7 million, $8.3 million and $3.4 million, respectively, related to acquisitions prior to January 1, 2009, resulting in the recognition of additional goodwill. We have one contingent note for an acquisition prior to January 1, 2009, which remains to be fully settled, however we expect to make no further contingent payments related to this acquisition or any other acquisitions completed prior to January 1, 2009.

Contingent Consideration for Acquisitions Subsequent to January 1, 2009

We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. These estimates involve significant projections regarding future performance of the acquired practices. If actual future results differ significantly from current estimates, the actual payments for contingent consideration will differ correspondingly. For the years ended December 31, 2011, 2012 and 2013, we paid consideration under contingent notes of $7.9 million, $21.3 million and $18.1 million, respectively, related to acquisitions subsequent to January 1, 2009. As of December 31, 2013, the fair value of contingent consideration related to the acquisitions since January 1, 2009 was $7.6 million, representing the present value of approximately $8.8 million in estimated future payments over the next three years. For practices acquired since January 1, 2009, the potential maximum principal amount of contingent consideration payable over the next four years is $35.8 million. Lesser amounts will be paid for earnings below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. For acquisitions completed since January 1, 2009, future payments will be reflected in the change in the fair value of the contingent consideration.

As discussed in Note 11 of our Consolidated Financial Statements in this Annual Report, the computation of the annual operating earnings is subject to review and approval by sellers prior to payment. We are in discussions with certain sellers regarding additional contingent note payment amounts.  These sellers have asserted we owe an aggregate of $2.2 million in excess of our calculations as of December 31, 2013.  We believe our calculations are correct, but at this time we cannot estimate what additional amount, if any, will ultimately be paid in connection with these contingent notes.

Medical Malpractice Insurance

We are insured on a claims-made basis up to our policy limits through a third party malpractice insurance policy. We establish reserves, on an undiscounted basis, for self-insured deductibles, claims incurred and reported and claims incurred but not reported (IBNR) during the policy period. We had recorded medical malpractice liabilities of $4.6 million and $5.0 million as of December 31, 2012 and 2013, respectively, which were included in accounts payable, accrued expenses and other current liabilities. We also record a receivable from our insurance carrier for expected recoveries. Expected insurance recoveries, which are included in prepaid expenses and other current assets, were $4.0 million and $3.2 million as of December 31, 2012 and 2013, respectively. So long as we maintain third party malpractice insurance policies, the IBNR claims will be covered by such third party policy up to the policy limits.

Cash and Working Capital

As of December 31, 2013, we have cash and cash equivalents of $1.4 million. Our primary uses of cash are to fund our operations, service debt including contingent notes, make selected acquisitions and purchase property and equipment. Cash used to fund our operations excludes the impact of non-cash items, such as the allowance for doubtful accounts, depreciation, impairments of goodwill and other intangible assets, changes in the fair value of the contingent consideration and non-cash stock-based compensation, and is impacted by the timing of our payments of accounts payable and accrued expenses and collections of accounts receivable.

As of December 31, 2013, we had negative working capital of $5.3 million. We require significant cash flow to service our existing debt obligations. We believe that the reduction in Medicare reimbursement for 2014, and any corresponding reduction in reimbursement from non-governmental payors, together with any increases to our physician compensation and other operating costs for 2014, will have a significant negative impact on our free cash flow during 2014.  Various cost savings initiatives we have undertaken over the preceding 18 months, including reductions in headcount and other cost saving programs could partially offset the above negative impacts on our cash flows. As of December 31, 2013, we had $37.8 million available under our Revolver.  For the period from January 1, 2014 through March 23, 2014, we have borrowed a net additional $10.7 million under our revolving credit facility to fund seasonal working capital requirements and, as of March 23, 2014, $27.1 million was available under our revolving credit facility. We believe our current cash and cash equivalents, together with cash from operations and the amount available under our Revolver, will be sufficient to fund our working capital requirements through 2014. In order to access the amounts available under our Revolver, we must meet the financial tests and ratios contained in our senior secured credit facility. We currently expect to meet these financial tests and ratios at least through the end of 2014. We may undertake acquisitions which our management believes would add to earnings and performance with respect to the credit facility financial covenants.  Furthermore, we are reviewing refinancing opportunities for the revolving credit facility due May 2015 and term loan facility due May 2016.  Nonetheless, we may not achieve all of our business goals and objectives and events beyond our control could affect our ability to meet these financial tests and ratios and limit our ability to access the amounts otherwise available under our Revolver.

Cash From Operating Activities

Net cash provided by operating activities, inclusive of the discontinued operation, during the year ended December 31, 2013 was $8.0 million compared to $29.5 million during the year ended December 31, 2012. Net cash provided by operating activities for the year ended December 31, 2013 reflected a net loss of $73.0 million and certain adjustments for non-cash items, including $53.9 million for write-offs of goodwill and other intangible assets, $23.1 million of depreciation and amortization, $2.3 million of amortization of debt issue costs and original issue discount, $0.3 million of equity compensation costs, and a $1.1 million increase in the fair value of contingent consideration, partially offset by a $2.3 million decrease in deferred income taxes. Net cash provided by operating activities for the year ended December 31, 2013 also reflected a decrease of $1.0 million in net accounts receivable, a $1.3 million increase in prepaid income taxes, a $2.5 million increase in accounts payable, accrued expenses and other current liabilities and a $0.3 million increase in accrued compensation. As of December 31, 2013 our DSO (Days Sales Outstanding) were 42 days compared to 41 days as of December 31, 2012.

Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2013 was $24.1 million compared to $33.3 million during the year ended December 31, 2012. Net cash used in investing activities during the year ended December 31, 2013 primarily consisted of $21.0 million for the payment of contingent notes and $2.8 million of purchases of property and equipment.

Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities for the year ended December 31, 2013 was $6.7 million compared to $1.6 million of net cash used in financing activities for the year ended December 31, 2012. For the year ended December 31, 2013, we borrowed $8.2 million net borrowings under our revolving credit facility and paid $0.5 million under a subordinated note payable, approximately $0.9 million of debt issue costs and $0.1 million of principal on capital leases.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations and commitments as of December 31, 2013 (in thousands):

	Payments Due by Period
Contractual obligations	2014	2015	2016	2017	2018	Thereafter	Total
Term loans	$—	$—	$102,500	$—	$—	$—	$102,500
Subordinated note (1)	1,000	500	—	—	—	—	1,500
Senior unsecured notes	—	—	—	—	200,000	—	200,000
Revolving line of credit	—	22,200	—	—	—	—	22,200
Capital lease obligations	125	88	82	39	5	—	339
Estimated interest on term loans(2)	6,919	6,919	6,919	2,806	—	—	23,563
Estimated interest on senior secured notes	21,500	21,500	21,500	21,500	10,750	—	96,750
Operating leases	4,086	3,958	2,908	2,455	1,917	3,127	18,451
Supplies agreements	1,357	1,211	649	462	287	23	3,989
Total	$34,987	$56,376	$134,558	$27,262	$212,959	$3,150	$469,292

(1)

In connection with a contingent note issued in an acquisition we agreed to pay $2.0 million in 24 equal monthly installments, plus 8 percent interest on the unpaid balance, through June 2015. See Note 7 of our Consolidated Financial Statements in this Annual Report for additional information.

(2)

Estimated interest payments on our Term Loans calculated using the current effective interest rates (LIBOR (subject to a floor of 2.00 percent), plus 4.75 percent per annum) multiplied by the pro forma outstanding balances as of December 31, 2013.

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

First, our billing systems are unable to quantify amounts pending approval from third parties. However, we generally operate in most markets as an in-network provider, and we estimate that approximately 87 percent of our diagnostic testing services are paid for by locally-focused in-network providers. As of December 31, 2013 our DSO (Days Sales Outstanding) averaged 42 days.

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

As of December 31, 2013, for each 1.0 percent change in our estimate for the allowance for contractual adjustments, net revenue would have increased or decreased approximately $0.8 million. As of December 31, 2013, for each 1.0 percent change in our estimate for the allowance for doubtful accounts, our provision for doubtful accounts would have increased or decreased by approximately $0.4 million.

Fair Value of Contingent Consideration Issued in Acquisitions

The fair value of contingent consideration is derived using valuation techniques that incorporate unobservable inputs. We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. Estimates for fair value of contingent consideration primarily involve two inputs, which are (i) the projections of the financial performance of the acquired practices that are used to calculate the amount of the contingent payments and (ii) the discount rates used to calculate the present value of future payments.

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

The discount rates used in estimating the fair value of contingent consideration incorporate current market interest rates adjusted for company specific risks at the acquired labs. At December 31, 2013 the discount rates used ranged from 14.6 percent to 15.6 percent.

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

During the fourth quarter of 2012, we changed the date of our annual impairment test from September 30th to November 30th. The change was made to more closely align the impairment testing date with our long-range planning and forecasting process and the annual release of the Medicare Fee Schedule by the Centers for Medicare & Medicaid Services (CMS). We believe the change in accounting principle related to changing our annual impairment testing date did not delay, accelerate, or avoid an impairment charge. We determined that this change in accounting principle is preferable under the circumstances and does not result in adjustments to our financial statements when applied retrospectively. During 2013, our annual impairment test was performed as of November 30, 2013.

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

Intangible assets acquired as the result of a business combination are recognized at fair value, as an asset apart from goodwill if the asset arises from contractual or other legal rights, or if it is separable. Intangible assets, principally representing the fair value of customer relationships, health care facility agreements and non-competition agreements acquired, are capitalized and amortized on the straight-line method over their expected useful life, which generally ranges from 3 to 13 years.

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

We maintain our cash balances at high quality financial institutions. The balances in our accounts may periodically exceed amounts insured by the Federal Deposit Insurance Corporation, which insures deposits of up to $250,000 as of December 31, 2013. We do not believe we are exposed to any significant credit risk and have not experienced any losses.

As of December 31, 2013, we had outstanding balances of $22.2 million under our revolving credit facility maturing May 2015 and $102.5 million under our term loan maturing May 2016, each of which accrues interest at a variable rate of LIBOR (subject to a floor of 2.00 percent) plus 4.75 percent per annum. As of December 31, 2013, the short term LIBOR rate used as the base for calculating the interest rates for our revolving credit facility and term loan was approximately 0.25 percent. As such, changes in the LIBOR rates would not impact our interest expense until the 2.00 percent floor is exceeded. Based upon the balances outstanding under our revolving credit facility and term loan as of December 31, 2013, for every 100 basis point increase in the LIBOR rates over the 2.00 percent floor, we would incur approximately $1.2 million of additional annual interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Members

Aurora Diagnostics Holdings, LLC

Palm Beach Gardens, FL

We have audited the accompanying consolidated balance sheets of Aurora Diagnostics Holdings, LLC and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule of Aurora Diagnostics Holdings, LLC listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aurora Diagnostics Holdings, LLC and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey LLP

Fort Lauderdale, Florida

March 25, 2014

Aurora Diagnostics Holdings, LLC

Consolidated Balance Sheets

(in thousands)

	December 31,
	2012	2013
Assets
Current Assets
Cash and cash equivalents	$10,842	$1,407
Accounts receivable, net	29,638	28,683
Prepaid expenses and other assets	7,028	7,023
Prepaid income taxes	820	2,114
Deferred tax assets	153	284
Total current assets	48,481	39,511

Property and equipment, net	11,155	10,304

Other Assets:
Deferred debt issue costs, net	7,562	5,991
Deposits and other noncurrent assets	288	548
Goodwill	243,481	193,992
Intangible assets, net	98,138	78,539
	349,469	279,070
	$409,105	$328,885

Liabilities and Members' Equity
Current Liabilities
Current portion of long-term debt	$106	$1,102
Current portion of fair value of contingent consideration	17,216	5,160
Accounts payable, accrued expenses and other current liabilities	16,297	19,290
Accrued compensation	9,008	9,273
Accrued interest	9,980	10,026
Total current liabilities	52,607	44,851

Long-term debt, net of current portion	315,859	324,329
Deferred tax liabilities	10,493	8,451
Fair value of contingent consideration, net of current portion	9,040	2,440
Other liabilities	879	1,308

Commitments and Contingencies

Members' Equity (Deficit)
Common member units, 23,549,812 units issued and outstanding	199,993	199,993
Equity based compensation and transaction costs	(1,100)	(807)
Retained deficit	(178,666)	(251,680)
Total Members' Equity (Deficit)	20,227	(52,494)
	$409,105	$328,885
See Notes to Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Consolidated Statements of Operations

Years Ended December 31, 2011, 2012 and 2013

(in thousands)

	December 31,
	2011	2012	2013

Net revenue	$268,695	$277,886	$248,169

Operating costs and expenses:
Cost of services	119,938	134,877	134,112
Selling, general and administrative expenses	63,346	64,230	64,949
Provision for doubtful accounts	18,147	18,343	16,945
Intangible asset amortization expense	22,798	22,270	18,584
Management fees	2,846	2,875	2,530
Impairment of goodwill and other intangible assets	14,168	168,498	53,876
Write-off of public offering costs	4,445	-	-
Acquisition and business development costs	878	418	169
Change in fair value of contingent consideration	12,535	(4,193)	1,149
Total operating costs and expenses	259,101	407,318	292,314

Income (loss) from continuing operations	9,594	(129,432)	(44,145)

Other income (expense):
Interest expense	(32,545)	(32,531)	(32,760)
Write-off of deferred debt issue costs	-	(848)	-
Other income (expense)	(35)	17	17
Total other expense, net	(32,580)	(33,362)	(32,743)

Loss from continuing operations before income taxes	(22,986)	(162,794)	(76,888)

Benefit for income taxes	(740)	(5,109)	(3,874)
Net loss from continuing operations	(22,246)	(157,685)	(73,014)

Discontinued operations:
Loss from operations	(10,620)	(2,189)	-
Loss on sale	-	(980)	-
Loss from discontinued operations	(10,620)	(3,169)	-

Net loss	$(32,866)	$(160,854)	$(73,014)

See Notes to Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Consolidated Statement of Members’ Equity

Years Ended December 31, 2011, 2012 and 2013

(in thousands, except for member units)

			Equity Based
		Member	Compensation	Retained	Total
	Member	Contributions	and Transaction	(Deficit)	Members'
	Units	(Distributions)	Costs	Earnings	Equity (Deficit)

Balance, December 31, 2010	131,382	$199,950	$(3,661)	$15,054	$211,343
Net loss	-	-	-	(32,866)	(32,866)
Exchange of membership units, net	23,418,430	-	-	-	-
Equity based compensation	-	-	1,413	-	1,413
Balance, December 31, 2011	23,549,812	$199,950	$(2,248)	$(17,812)	$179,890
Net loss	-	-	-	(160,854)	(160,854)
Equity based compensation	-	-	1,148	-	1,148
Contributions from members	-	43	-	-	43
Balance, December 31, 2012	23,549,812	$199,993	$(1,100)	$(178,666)	$20,227
Net loss	-	-	-	(73,014)	(73,014)
Equity based compensation	-	-	293	-	293
Balance, December 31, 2013	23,549,812	$199,993	$(807)	$(251,680)	$(52,494)

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2012 and 2013

(in thousands)

	2011	2012	2013
Cash Flows From Operating Activities
Net loss from continuing operations	$(22,246)	$(157,685)	$(73,014)
Loss from discontinued operation	(10,620)	(3,169)	-
Net loss	(32,866)	(160,854)	(73,014)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	27,243	26,938	23,127
Amortization of deferred debt issue costs	2,000	2,105	1,921
Amortization of original issue discount on debt	286	281	383
Deferred income taxes	(4,573)	(7,296)	(2,279)
Equity based compensation costs	1,413	1,148	293
Change in fair value of contingent consideration	12,535	(4,193)	1,149
Impairment of goodwill and other intangible assets	24,471	169,589	53,876
Write-off of public offering costs	4,445	-	-
Write-off of deferred debt issue costs	-	848	-
Loss on sale of discontinued operation	-	980	-
Loss (gain) on disposal of property	35	13	(17)
Changes in assets and liabilities, net of working capital
acquired in business combinations:
(Increase) decrease in:
Accounts receivable	(5,797)	5,054	955
Prepaid income taxes	253	324	(1,294)
Prepaid expenses	(856)	(4,035)	57
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	5,752	1,888	2,522
Accrued compensation	4,095	(3,274)	265
Accrued interest	9,156	(39)	46
Net cash provided by operating activities	47,592	29,477	7,990
Cash Flows From Investing Activities
Purchase of property and equipment	(5,795)	(3,835)	(2,810)
(Increase) decrease in deposits and other noncurrent assets	225	51	(229)
Payment of contingent notes	(20,529)	(29,531)	(21,045)
Businesses acquired, net of cash acquired	(40,324)	-	-
Proceeds from sale of disconinued operation, net	-	9	-
Net cash used in investing activities	(66,423)	(33,306)	(24,084)
Cash Flows From Financing Activities
Payments of capitalized lease obligations	(70)	(121)	(116)
Repayments under term loan facility	-	(11,938)	-
Repayments of subordinated notes payable	(2,688)	(2,840)	(500)
Net borrowings under revolver	-	14,000	8,200
Payment of debt issuance costs	(1,312)	(735)	(925)
Payment of public offering costs	(778)	-	-
Contributions from members, net of tax distributions	-	43	-
Net cash provided by (used in) financing activities	(4,848)	(1,591)	6,659

Net decrease in cash	(23,679)	(5,420)	(9,435)

Cash and cash equivalents, beginning	39,941	16,262	10,842
Cash and cash equivalents, ending	$16,262	$10,842	$1,407

(Continued)

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2011, 2012 and 2013

(in thousands)

	2011	2012	2013
Supplemental Disclosures of Cash Flow Information
Cash interest payments	$20,952	$30,185	$30,410
Cash tax payments, including member tax distributions	$3,232	$2,462	$576

Supplemental Schedule of Noncash Investing and Financing Activities
Fair value of contingent consideration issued in acquisitions	$20,510	$-	$-
Capital lease obligations	$47	$215	$890

See Notes to Consolidated Financial Statements.

Note 1.	Nature of Business; Working Capital; Discontinued Operation and Significant Accounting Policies

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

Working Capital

The Company requires significant cash flow to service its debt obligations. The reduction in Medicare reimbursement for 2013, and the corresponding reduction in reimbursement from non-governmental payors, together with increases in management services fees, consulting and legal fees, severance costs and other operating costs for 2013, have had a significant negative impact on its free cash flow during 2013. As of December 31, 2013, the Company had $37.8 million available under its revolving credit facility.  For the period from January 1, 2014 through March 23, 2014, the Company has borrowed a net additional $10.7 million under its revolving credit facility to fund seasonal working capital requirements and, as of March 23, 2014, $27.1 million was available under its revolving credit facility. The Company’s management believes the Company’s cash and cash equivalents, together with cash from operations and the amount available under its revolving credit facility, will be sufficient to fund its working capital requirements through 2014. In order to access the amounts available under its revolving credit facility, the Company must meet the financial tests and ratios contained in its senior secured credit facility. The Company’s management currently expects to meet these financial tests and ratios at least through the end of 2014. The Company may undertake acquisitions which it believes would add to earnings and performance with respect to the credit facility interest coverage ratio.  Furthermore, the Company is reviewing refinancing opportunities for the revolving credit facility due May 2015 and term loan facility due May 2016.  Nonetheless, the Company may not achieve all of its business goals and objectives and events beyond its control could affect its ability to meet these financial tests and ratios and limit its ability to access the amounts otherwise available under its Company’s revolving credit facility.

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

The following is a summary of the operating results of the discontinued operation for the years ended December 31, 2011 and 2012 (in thousands):

	2011	2012 (a)
Discontinued operation:
Net revenue	$8,799	$3,826

Loss from operations (b)	$(10,620)	$(2,189)
Loss on sale	-	(980)
Net loss from discontinued operation	$(10,620)	$(3,169)

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

Fair value of financial instruments: As of December 31, 2012 and 2013, the carrying amounts of cash, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value based on the short maturity of these instruments. Refer to Note 12 for discussion of the fair value of the Company’s interest rate cap, contingent consideration issued in acquisitions and long-term debt.

Revenue recognition and accounts receivable: The Company recognizes revenue at the time services are performed. Unbilled receivables are recorded for services rendered during, but billed subsequent to, the reporting period. Revenue is reported at the estimated realizable amounts from patients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. The provision for doubtful accounts and the related allowance are adjusted periodically based upon an evaluation of historical collection experience with specific payors for particular services, anticipated collection levels with specific payors for new services, industry reimbursement trends, and other relevant factors. Changes in these factors in future periods could result in increases or decreases in the Company’s provision for doubtful accounts and impact its results of operations, financial position and cash flows. In 2011, 2012 and 2013, approximately 27 percent, 26 percent and 23 percent, respectively, of the Company’s consolidated net revenues were generated by Medicare and Medicaid programs.

Segment Reporting: The Company operates throughout the United States in one reportable segment, the medical laboratory industry. Medical laboratories offer a broad range of testing services to the medical profession. The Company’s testing services are categorized based upon the nature of the test: general anatomic pathology, clinical pathology, dermatopathology, molecular diagnostic services and other esoteric testing services to physicians, hospitals, clinical laboratories and surgery centers. Our revenue consists of payments or reimbursements for these services. For the year ended December 31, 2013, our revenue consisted of 60 percent from private insurance, including managed care organizations and commercial payors, 23 percent from Medicare and Medicaid and 17 percent from physicians and individual patients.

Cash and cash equivalents: The Company considers deposits and investments that have original maturities of less than three months, when purchased, to be cash equivalents. The Company maintains its cash balances at high quality financial institutions. At December 31, 2012 and 2013, the Company’s balances in its accounts exceeded amounts insured by the Federal Deposit Insurance Corporation, which insures amounts of up to $250,000. The Company does not believe it is exposed to any significant credit risk and has not experienced any losses.

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

As further discussed in Note 5, the Company performed its latest annual impairment testing of goodwill and intangible assets as of November 30, 2013. Based on the results of its testing, the Company recorded non-cash impairment charges of $52.9 million to write down the carrying value of goodwill related to seven of its reporting units and $1.0 million to write down the carrying value of other intangible assets. Regarding these reporting units, the Company believes the reductions in the reimbursement rates under the 2014 Medicare Physician Fee Schedule, as issued by CMS on November 27, 2013, resulted in a reduction in the fair value of goodwill below its carrying value.

Intangible assets: Intangible assets acquired as the result of a business combination are recognized at fair value, as an asset apart from goodwill if the asset arises from contractual or other legal rights, or if it is separable. Intangible assets, principally representing the fair value of customer relationships, health care facility agreements and non-competition agreements acquired, are capitalized and amortized on the straight-line method over their expected useful life, which generally ranges from 3 to 13 years.

The Company reviews its intangible assets for impairment whenever events indicate the recorded value of the intangible assets may not be recoverable. If the undiscounted cash flows attributable to the intangible asset exceed the carrying value, no further analysis or write-down of the intangible asset is required. If the carrying value of the intangible asset exceeds the undiscounted cash flows attributable to the intangible asset, then the Company recognizes an impairment loss to reduce the recorded value down to, but not below, the estimated fair value of the intangible asset.

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

On April 24, 2013, the Company entered into a third amendment to the credit facility, which increased the applicable margin on certain term loans and revolving loans from 4.25 percent to 4.75 percent with respect to LIBOR rate loans and from 3.25 percent to 3.75 percent with respect to base rate loans. It also provides for the adjustment of the senior secured leverage ratio requirements from 3.00:1.00 to (i) 3.50:1.00 for any fiscal quarter ending during the period from September 30, 2013 to September 30, 2014, and (ii) 3.25:1.00 for any fiscal quarter ending December 31, 2014 and thereafter. In connection with the third amendment, the Company recorded approximately $0.6 million of additional debt discount related to the term loan facility and $0.3 million of deferred debt issue costs related to the revolving credit facility.

Interest expense from the amortization of deferred debt issue costs was $2.0 million, $2.1 million and $1.9 million for the years ended December 31, 2011, 2012 and 2013, respectively. The Company has $6.0 million in net deferred debt issue costs remaining at December 31, 2013, consisting of $2.2 million related to the May 26, 2010 credit facility, as amended and restated, and $3.8 million related to the Senior Notes. Deferred debt issue costs as of December 31, 2012 and 2013 consist of the following (in thousands):

	2012	2013
Deferred debt issue costs	$11,574	$11,924
Less accumulated amortization	(4,012)	(5,933)
Deferred debt issue costs, net	$7,562	$5,991

Medical claims insurance: The Company is insured on a claims-made basis up to its policy limits through a third party malpractice insurance policy. The Company establishes reserves, on an undiscounted basis, for self-insured deductibles, claims incurred and reported and claims incurred but not reported (IBNR) during the policy period. The Company had recorded medical claims liabilities of $4.6 million and $5.0 million as of December 31, 2012 and 2013, respectively, which are included in accounts payable, accrued expenses and other current liabilities. The Company also records a receivable from its insurance carrier for expected recoveries. Expected insurance recoveries, which are included in prepaid expenses and other current assets were $4.0 million and $3.2 million, as of December 31, 2012 and 2013, respectively. Medical claims insurance costs were $2.1 million, $2.0 million and $1.9 million for the years ended December 31, 2011, 2012 and 2013, respectively, inclusive of adjustments to the Company’s reserves for medical claims.

Income taxes: The Company is a Delaware limited liability company taxed as a partnership for federal and state income tax purposes in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, the Company is generally not subject to income taxes, and the income attributable to the limited liability company is allocated to the members in accordance with the terms of the Company’s Second Amended and Restated Limited Liability Company Agreement, dated July 6, 2011, which we refer to as the LLC Agreement. In addition, tax distributions related to the income allocated to each member are paid out quarterly. However, certain of the Company’s subsidiaries are structured as corporations, file separate returns, and therefore are subject to federal and state income taxes. The provision for income taxes for these subsidiaries is reflected in the Company’s consolidated financial statements and includes federal and state taxes currently payable and changes in deferred tax assets and liabilities excluding the establishment of deferred tax assets and liabilities related to acquisitions. Deferred income taxes represent the estimated future tax effects resulting from the temporary difference between the carrying values (as reflected in the financial statements) and the tax reporting basis of the related assets and liabilities. The Company does not recognize a tax benefit, unless the Company concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that the Company believes has greater than a 50 percent likelihood of being realized. The Company records interest and penalties in income tax expense.

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

Distributions to members and allocation of profits and losses: Profits and losses are allocated to the members in accordance with certain provisions contained in the LLC Agreement. Distributions are also made in accordance with the terms of the LLC Agreement.

Recent Accounting Standards Updates

In July 2012, the Financial Accounting Standards Board ("FASB") issued ASU No. 2012-02, “Intangibles – Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 allows an entity to first assess qualitative factors in determining whether events and circumstances indicate that it is more-likely-than-not that an indefinite-lived intangible asset is impaired. If an entity determines that it is not more-likely-than-not that the indefinite-lived intangible asset is impaired, then the entity is not required to perform a quantitative impairment test. ASU 2012-02 was effective for fiscal years beginning after September 15, 2012, with earlier adoption permitted. The adoption of ASU 2012-02 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 adds new disclosure requirements for amounts reclassified out of accumulated other comprehensive income (“AOCI”). The total changes in AOCI must be disaggregated between reclassification adjustments and current period other comprehensive income. This new standard also requires an entity to present reclassification adjustments out of AOCI either on the face of the income statement or in the notes to the financial statements based on their source and the income statement line items affected by the reclassification. This standard was effective for the Company for interim and annual periods beginning on January 1, 2013. The adoption of ASU 2013-02 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The FASB's objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. New recurring disclosures are not required because the ASU does not affect the recognition or measurement of uncertain tax positions under ASC 740. This ASU is effective for reporting periods beginning after December 15, 2013 with early adoption permitted. The Company did not early adopt this guidance for the year ended December 31, 2013. The adoption of ASU 2013-11 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 2.	Acquisitions

In connection with its acquisition and business development related activities during 2011, 2012 and 2013, the Company has expensed $0.9 million, $0.4 million and $0.2 million, respectively, of transaction costs associated with its completed acquisitions and business development costs in the accompanying consolidated statements of operations.

2011 Acquisitions

During 2011, the Company acquired four pathology practices. On January 1, 2011, the Company acquired 100 percent of the equity of two pathology practices for an aggregate cash purchase price of $36.9 million. These acquisitions were funded on December 31, 2010 and, therefore, the cash paid totaling $36.9 million was included in Deposits and other non-current assets as of December 31, 2010. On June 2, 2011, the Company acquired 100 percent of the equity of a third pathology practice for a cash purchase price of $14.7 million. On August 1, 2011, the Company acquired substantially all of the assets of a fourth pathology practice for a cash purchase price of $26.5 million. In each of the transactions, the Company issued contingent consideration payable over three to five years based on the future performance of the acquired practice. The total acquisition date fair value of the contingent consideration issued for the 2011 acquisitions was $20.5 million. The Company funded the cash portion of the January 1, 2011 and June 2, 2011 acquisitions using a portion of the proceeds from the Senior Notes offering on December 20, 2010. The Company funded the cash portion of the August 1, 2011 acquisition using cash on hand, as well as $14.0 million drawn on its revolving credit facility.

The following table summarizes the consideration for the acquisitions made in 2011, excluding contingent consideration payable (in thousands):

	Date	Cash
Location	Acquired	Paid

Texas	January 1, 2011	29,855
Nevada	January 1, 2011	7,000
Massachusetts	June 2, 2011	14,700
Florida	August 1, 2011	26,500
Total 2011 Acquisitions		$78,055

Contingent Consideration

In connection with its acquisitions, the Company has agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements.

For acquisitions completed prior to January 1, 2009, the Company did not accrue contingent consideration obligations prior to the attainment of the objectives and the amount owed becomes fixed and determinable. The Company paid consideration under contingent notes related to acquisitions completed prior to January 1, 2009 of $12.7 million, $8.3 million and $3.4 million for the years ended December 31, 2011, 2012 and 2013, respectively. The Company has one contingent note for an acquisition prior to January 1, 2009, which remains to be fully settled, however the Company expects to make no further contingent payments related to this acquisition or any other acquisitions completed prior to January 1, 2009.

As of December 31, 2013, assuming the practices acquired subsequent to January 1, 2009 achieve the maximum level of stipulated operating earnings, the maximum principal amount of contingent consideration payable over the next three years is $35.8 million. A lesser amount will be paid if the practices’ earnings are below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. For the years ended December 31, 2011, 2012 and 2013, the Company paid consideration under contingent notes related to acquisitions completed subsequent to January 1, 2009 of $7.9 million, $21.3 million and $18.1 million, respectively. Future payments for acquisitions completed subsequent to January 1, 2009 will be reflected in the change in the fair value of the contingent consideration. The total fair value of the contingent consideration reflected in the accompanying consolidated balance sheets as of December 31, 2012 and 2013 is $26.3 million and $7.6 million, respectively.

Note 3. Accounts Receivable

Accounts receivable consisted of the following as of December 31, 2012 and 2013 (in thousands):

	2012	2013
Accounts Receivable	46,136	44,557
Less: Allowance for doubtful accounts	(16,498)	(15,874)
Accounts receivable, net	29,638	28,683

Note 4. Property and Equipment

Property and equipment, including assets acquired under capital leases, as of December 31, 2012 and 2013 consisted of the following (in thousands):

	Estimated useful
	life (years)	2012	2013
Laboratory, office and data processing equipment	3 – 5	$13,459	$16,645
Leasehold improvements	5 – 9	6,043	6,696
Furniture, fixtures and other	3 – 5	1,207	1,222
Software	3 – 5	3,913	4,752
Vehicles	3 – 5	447	450
		25,069	29,765
Less accumulated depreciation		(15,990)	(20,408)
		9,079	9,357
Assets to be placed in service		2,076	947
		$11,155	$10,304

Depreciation expense, inclusive of amortization of capital leases, was $4.2 million, $4.6 million and $4.5 million for the years ended December 31, 2011, 2012 and 2013, respectively.

Note 5. Goodwill and Intangible Assets

The following table presents adjustments to goodwill during the years ended December 31, 2012 and 2013 (in thousands):

	2012	2013
Goodwill, beginning of period	$375,131	$243,481
Contingent note payments (a)	8,260	3,372
Goodwill impairments (b)	(139,910)	(52,861)
Goodwill, end of period	$243,481	$193,992
(a)	Related to acquisitions completed prior to January 1, 2009.
(b)

The goodwill impairments for the year ended December 31, 2012 were primarily the result of reductions in Medicare reimbursement rates and profit erosion.  The Company used assumptions for the projection period, discount rates and annual growth rates similar to the 2013 impairment testing and included $0.9 million for the impairment of goodwill recognized at the discontinued operation sold on August 31, 2012.

For the years ended December 31, 2011, 2012 and 2013, the Company recorded expense for the amortization of intangible assets expense of $22.8 million, $22.3 million and $18.6 million, respectively related to its continuing operations. For its discontinued operation the Company recorded amortization of intangible assets of $0.3 million and $25,000 for the years ended December 31, 2011 and 2012, respectively. The Company’s balances for intangible assets as of December 31, 2012 and 2013 and the related accumulated amortization are set forth in the table below (in thousands):

		Weighted Average	December 31, 2012
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	9	$132,740	$(60,846)	$71,894
Health care facility agreements	4 – 18	11	28,360	(3,636)	24,724
Noncompete agreements	3 – 5	5	4,778	(3,258)	1,520
Total intangible assets			$165,878	$(67,740)	$98,138

		Weighted Average	December 31, 2013
	Range	Amortization Period		Accumulated
	(Years)	(Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	9	$127,550	$(71,916)	$55,634
Health care facility agreements	4 – 13	11	27,470	(5,485)	21,985
Noncompete agreements	3 – 5	5	4,258	(3,338)	920
Total intangible assets			$159,278	$(80,739)	$78,539

As of December 31, 2013, estimated future amortization expense is as follows (in thousands):

Year Ending December 31,
2014	$17,707
2015	17,414
2016	16,911
2017	11,304
2018	3,957
Thereafter	11,246
$78,539

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

2013 Impairment Testing

On November 27, 2013, CMS issued its 2014 Medicare Physician Fee Schedule, which included reductions of certain relative value units and geographic adjustment factors used to determine reimbursement for a number of the most commonly used pathology codes, including the code used most by the Company. Additional changes were also made to other surgical pathology codes. Based on the Company’s current Medicare business mix, the Company’s management estimated the impact of the change in the physician fee schedule for 2014 to be a reduction in annualized revenue of approximately $6 million. Alternatively, if Congress were to extend through December 31, 2014, the conversion factor in effect through March 31, 2014, the Company’s management estimated the changes to the 2014 Fee Schedule would result in a reduction of our annualized Medicare revenue of approximately $3 million.

As of November 30, 2013, the Company tested goodwill at all of its reporting units for impairment and recorded a non-cash impairment charge of $52.9 million to write down the carrying value of goodwill. The write-down of the goodwill related to seven reporting units. Regarding these reporting units, the Company believes the reductions in the reimbursement rates under the 2014 Medicare Physician Fee Schedule, as issued by CMS on November 27, 2013, resulted in a reduction in the fair value of goodwill below its carrying value.   As of December 31, 2012 and 2013, the Company had accumulated impairment charges related to goodwill of $167.7 million and $220.6 million, respectively.

The following assumptions were made by management in determining the fair value of the reporting units and related intangibles as of November 30, 2013: (a) the discount rates ranged between 13.9 percent and 16.9 percent, based on relative size and perceived risk of the reporting unit; and (b) an average compound annual growth rate (CAGR) of 2.2 percent during the five year forecast period. These assumptions are based on both the actual historical performance of the reporting units and management’s estimates of future performance of the reporting units.

In connection with the Company’s testing of goodwill as of November 30, 2013, the reporting units for which testing indicated there was no impairment, their calculated fair values exceeded their carrying values by a weighted average 29.0 percent. Three of the unimpaired reporting units were calculated to have fair values that were 1.7 percent, 3.6 percent and 6.4 percent in excess of their carrying values. As of November 30, 2013, the Company had goodwill of $13.6 million, $11.0 million and $18.8 million, respectively, recorded for these three reporting units. As noted above, assumptions were made regarding the revenue, operating expense, and anticipated economic and market conditions related to these reporting units as part of the impairment analysis. Assumptions made regarding future operations involve significant uncertainty, particularly with regard to anticipated economic and market conditions that are beyond the control of the Company’s management. Potential events or circumstance that could negatively impact future performance include, but are not limited to, losses of customers, changes in regulations or reimbursement rates and increased internalization of diagnostic testing by clients.

As of November 30, 2013, the Company tested certain of its intangible assets for impairment and recorded a non-cash impairment charge of $1.0 million to write down the carrying value of intangible assets at one of its reporting units.

Note 6.	Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities as of December 31, 2012 and 2013 consisted of the following (in thousands):

	2012	2013
Accounts payable	$4,611	$6,334
Reserve for medical claims	4,605	4,977
Due to predecessor pension plan	1,194	200
Accrued management fees	1,096	3,570
Other accrued expenses	4,791	4,209
	$16,297	$19,290

Note 7.	Long-Term Debt

On April 30, 2007, in conjunction with an acquisition transaction, the Company entered into a subordinated, unsecured contingent note with prior owners of one of the Company’s acquired practices. The payment amount was to be determined by the practice’s cumulative EBITDA over a five-year period, with a minimum payment not to be less than $15.0 million and a maximum payment not to exceed $30.0 million. Payment amounts included a 5.5 percent interest rate factor, thus the Company recorded the contingent note in the original purchase price at its minimum payment amount, discounted by the interest rate factor of 5.5 percent. The original discount of $2.2 million was amortized into interest expense over the term of the contingent note using the interest method. The Company made the final payment of $3.6 million under the contingent note in July 2012.

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

On April 24, 2013, the Company entered into a third amendment to the credit facility, which increased the applicable margin on certain term loans and revolving loans from 4.25 percent to 4.75 percent with respect to LIBOR rate loans and from 3.25 percent to 3.75 percent with respect to base rate loans. It also provides for the adjustment of the senior secured leverage ratio requirements from 3.00:1.00 to (i) 3.50:1.00 for any fiscal quarter ending during the period from September 30, 2013 to September 30, 2014, and (ii) 3.25:1.00 for any fiscal quarter ending December 31, 2014 and thereafter. In connection with the third amendment, the Company recorded approximately $0.6 million of additional debt discount related to the term loan facility and $0.3 million of deferred debt issue costs related to the revolving credit facility. As of December 31, 2013 the balance outstanding under the term loan facility was $102.5 million. As of December 31, 2013 the Company had a balance of $22.2 million outstanding and $37.8 million available under its revolving credit facility and was in compliance with all loan covenants.

On December 20, 2010, the Company issued $200.0 million in unsecured Senior Notes that mature on January 15, 2018. The Senior Notes bear interest at an annual rate of 10.75%, which is payable each January 15th and July 15th. In accordance with the indenture governing our Senior Notes, the Company is subject to certain limitations on issuing additional debt and is required to submit quarterly and annual financial reports. The Senior Notes are redeemable at the Company’s option beginning on January 15, 2015 at 105.375 percent of par, plus accrued interest. The redemption price decreases to 102.688 percent of par on January 15, 2016 and to 100 percent of par on January 15, 2017. Under certain circumstances, prior to January 15, 2015, the Company may at its option redeem all, but not less than all, of the notes at a redemption price equal to 100 percent of the principal amount of the notes, plus accrued interest and a premium as defined in the indenture governing our Senior Notes. The Senior Notes rank equally in right of repayment with all of the Company’s other senior indebtedness, but are subordinated to the Company’s secured indebtedness to the extent of the value of the assets securing that indebtedness. The Company used a portion of the proceeds from the issuance of the Senior Notes to repay $110.0 million of the $224.4 million principal then outstanding under the term loan portion of its $335.0 million credit facility. In connection with the partial repayment, the Company recorded a non-cash charge of approximately $4.7 million for the write-off of the pro rata portion of unamortized original issue discount, prepaid administration fees, and deferred debt issue costs.

In connection with the final settlement of one of its contingent notes, effective June 26, 2013, the Company agreed to pay $2.0 million in 24 equal monthly installments, plus 8 percent interest on the unpaid balance, through June 2015.   As of December 31, 2013, the unpaid principal balance under this subordinated note was $1.5 million.

Long-term debt consists of the following as of December 31, 2012 and 2013 (in thousands):

	2012	2013
Senior Notes	$200,000	$200,000
Term loan	102,500	102,500
Revolver	14,000	22,200
Note payable	-	1,500
Capital lease obligations	336	293
	316,836	326,493
Less:
Original issue discount, net	(871)	(1,062)
Current portion	(106)	(1,102)
Long-term debt, net of current portion	$315,859	$324,329

As of December 31, 2013, estimated future debt principal payments are as follows (in thousands):

Year Ending December 31,
2014	$1,102
2015	22,774
2016	102,575
2017	37
2018	200,005
$326,493

Interest Rate Derivatives

On September 23, 2010, the Company purchased an interest rate cap instrument for $0.2 million as a hedge to reduce its exposure to increases in LIBOR above 2.00 percent. The interest rate cap, which had a notional amount of $112.5 million, was effective from September 28, 2010 through September 30, 2012. The interest rate applicable under the cap reset each fiscal quarter, as determined on the last day of the preceding fiscal quarter. The Company would have earned interest on the notional amount to the extent that the LIBOR rate exceeded 2.00 percent. For the years ended December 31, 2011 and 2012, the Company recorded interest expense of $0.2 million and $7,000, respectively, for the change in fair value of the interest rate cap agreement. The Company had no derivatives during 2013.

Note 8.	Related Party Transactions

Acquisition Target Consulting Agreement

On June 2, 2006, and as subsequently amended and restated on July 6, 2011, the Company and an entity owned by two members of the Company entered into a professional services agreement to provide certain acquisition target identification consulting services to the Company. In exchange for these services, the Company pays to the entity a monthly retainer of $23,000, plus reimbursable expenses. The entity also earns a success fee of $45,000 for each identified acquisition consummated by the Company. On August 28, 2012, the professional services agreement was amended and restated to reduce the monthly retainer to $12,000 and increase the success fee to $65,000. The entity also will be paid a fee of 8 percent of revenue for certain new business development efforts as outlined in the amended and restated agreement. During the years ended December 31, 2011, 2012 and 2013, a total of approximately $0.4 million, $0.3 million and $0.2 million, respectively, was paid to the entity. As of December 31, 2012, the Company owed $13,000 to the entity.  No amounts were owed to the entity as of December 31, 2013.

Management and Financial Advisory Agreement

On June 2, 2006, the Company, through its wholly-owned subsidiary, and two members of the Company entered into a management services agreement. On June 12, 2009, the management agreement was amended to substitute a new member for one of the original members. The management agreement calls for the members and their affiliates to provide certain financial and management advisory services in connection with the general business planning and forecasting and acquisition and divestiture strategies of the Company. In exchange for the services, the Company pays the members management fees equal to 1.0 percent of revenues, plus expenses.

In connection with the third amendment to the Company’s credit facility in April 2013, the Company has agreed not make any payments of management or similar fees until payment in full of all loans under the credit facility, provided that such management or similar fees shall continue to accrue. As of December 31, 2012 and 2013, $1.1 million and $3.6 million, respectively, of these management fees are reflected in accounts payable and accrued expenses in the accompanying consolidated balance sheets. The consolidated statement of operations includes management fees of $2.8 million, $2.9 million and $2.5 million for the years ended December 31, 2011, 2012 and 2013, respectively. During the years ended December 31, 2011, 2012 and 2013, the Company paid management fees of $2.3 million, $3.3 million and $66,000, respectively.

Facilities Lease Agreements

The Company has leased certain of its facilities from entities owned by physician employees or affiliated physicians who are also former owners of the acquired practices. The Company currently leases five of its facilities from affiliated physicians or entities. These five leases terminate in December 2014, April 2017, December 2019, October 2020 and June 2022. The five continuing leases provide for monthly aggregate base payments of approximately $80,000. Rent paid to the related entities was $1.1 million, $1.1 million and $1.0 million for the years ended December 31, 2011, 2012 and 2013, respectively.

Executive Management Agreement

On March 12, 2013, Mr. Daniel D. Crowley was appointed as the Chief Executive Officer and President of the Company. In connection with the appointment of Mr. Crowley, the Company entered into an agreement with Dynamic Healthcare Solutions (“DHS”), of which Mr. Crowley is the founder and a principal. Pursuant to the agreement, the Company pays DHS a monthly fee of $100,000, plus reasonable out of pocket expenses and hourly fees for DHS staff (other than Mr. Crowley) that provide services under the agreement. The agreement may be terminated by the Company with thirty days notice, subject to the payment of termination fees in certain circumstances as prescribed in the agreement. In addition, the agreement requires the Company to pay DHS a success fee in the event that a change of control of the Company occurs at any time during the term of the agreement or the one-year period following the termination of the agreement. The amount of the success fee would be based on the valuation of the Company at the time of the change of control. Other than the agreement with DHS, Mr. Crowley does not receive any direct or indirect compensation or benefits from the Company. During the year ended December 31, 2013, the Company paid $1.8 million to DHS, including a retainer of $0.2 million, which is included in deposits and other non-current assets as of December 31, 2013.

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

As of December 31, 2013, the Company had 23,549,812 common membership units issued and outstanding.

During 2012, certain members made contributions to the Company totaling $43,000.

The following is a table reflecting the member contributions (distributions) by type of membership interest for the years ended December 31, 2011, 2012 and 2013 (in thousands):

	Class A	Class A-1	Class B	Class C	Class D	Class X	Class Z	Common Units	Contributed Capital
Balance, January 1, 2011	$146,250	$50,282	$(2,333)	$1,870	$(2,827)	$6,708	$-	$-	$199,950
Exchange of membership units	(146,250)	(50,282)	2,333	(1,870)	2,827	(6,708)	-	199,950	-
Balance, December 31, 2011	-	-	-	-	-	-	-	199,950	199,950
Contributions from members	-	-	-	-	-	-	-	43	43
Balance, December 31, 2012	-	-	-	-	-	-	-	199,993	199,993

Balance, December 31, 2013	$-	$-	$-	$-	$-	$-	$-	$199,993	$199,993

Note 10.	Equity-Based Compensation

On July 6, 2011, the Company adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan for the grant of options to purchase units of Aurora Diagnostics Holdings, LLC to employees, officers, managers, consultants and advisors of the Company and its affiliates. As of December 31, 2013, the Company has authorized the grant of up to 1,931,129 options and reserved the equivalent number of units for issuance upon the future exercise of awards pursuant to the plan.

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

On August 1, 2013, the Company’s Board granted options to purchase 947,500 of the Company’s common units at an exercise price of $2.00. These options were granted to employees and will vest, contingent upon continued employment, in five equal annual installments commencing August 1, 2014. The Company valued the options using the Black-Scholes method with weighted average assumptions of 38 percent for volatility, 6.5 years for expected life and 1.99 percent for the risk free interest rate. In the absence of publicly traded information, the Company used a third party valuation specialist to calculate the fair value of the Company’s common units. Using the Company’s best estimates of future operating performance, the valuation specialist calculated a de minimis value for the Company’s common units. The Company’s indebtedness and negative pricing pressures related to lower Medicare reimbursement rates were key considerations in the valuation.

On August 1, 2013, the Company’s Board also approved the change in the exercise price of all previously granted and then outstanding options to $2.00. Due to the estimated de minimis fair value of the Company’s common units, the Company recognized no incremental equity compensation costs in connection with the change in the exercise price for the previously granted options.

The options, which have a contractual term of 10 years, vest annually on each anniversary of the grant date. Equity compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on the Company’s historical employee turnover experience and future expectations. The grant date fair value of options expected to vest is being amortized over the vesting periods through May 2017. Equity compensation costs, which are included in selling, general and administrative expenses, were $1.4 million, $1.1 million and $0.3 million for the years ended December 31, 2011, 2012 and 2013, respectively. As of December 31, 2013, the remaining unamortized equity compensation cost was approximately $1.4 million and the weighted average period over which the non-vested options are expected to be recognized was 2.5 years.

The following table summarizes the option activity for the year ended December 31, 2013.

		Weighted	Weighted	Aggregate
	Number	Average	Average	Intrinsic
	of	Exercise	Remaining	Value
	Options	Price	Term (years)	(in thousands)
Outstanding at beginning of year	1,735,000	$10.10
Granted	947,500	2.00
Exercised	-	N/A
Forfeited or cancelled	(900,000)	10.00
Outstanding at end of year	1,782,500	2.00	8.7	$-
Vested and expected to vest at end of year	1,637,576	2.00	8.7	-
Exercisable at end of year	376,528	$2.00	7.6	$-

There were no options to purchase Company units granted prior to the adoption of the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan on July 6, 2011.

The following table shows the weighted average grant date fair values of options and the weighted average assumptions that the Company used to develop the fair value estimates for the years ended December 31, 2011, 2012 and 2013:

	2011	2012	2013
Weighted average fair value of options at grant date	$3.54	$4.43	$0.00
Expected volatility	32%	36%	38%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.8%	1.3%	2.0%
Expected term, in years	6.2	6.5	6.5

Note 11.	Commitments and Contingencies

During the ordinary course of business, the Company has become and may in the future become subject to pending and threatened legal actions and proceedings. The Company may have liability with respect to its employees and its pathologists. Medical malpractice claims are generally covered by insurance. While the Company believes the outcome of any such pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity, if the Company is ultimately found liable under any medical malpractice claims, there can be no assurance the Company’s medical malpractice insurance coverage will be adequate to cover any such liability. The Company may also, from time to time, be involved with legal actions related to the acquisition of and affiliation with physician practices, the prior conduct of such practices, or the employment (and restriction on competition) of its physicians. There can be no assurance that any costs or liabilities for which the Company becomes responsible in connection with such claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. As described in Note 6, the Company had accrued $5.0 million and $4.6 million as of December 31, 2013 and December 31, 2012, respectively, for medical malpractice claims.

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

The Company is in discussions with certain sellers regarding additional contingent note payment amounts.  These sellers have asserted the Company owes an aggregate of $2.2 million in excess of its calculations as of December 31, 2013.  The Company’s management believes its calculations are correct, but at this time cannot estimate what additional amount, if any, will ultimately be paid in connection with these contingent notes.

As of December 31, 2013, no further amounts were expected to be paid for acquisitions completed prior to January 1, 2009, and the total maximum future payments for contingent consideration issued in acquisitions completed since January 1, 2009 was $35.8 million. Lesser amounts will be paid for earnings below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. Any future payments of contingent consideration will be reflected in the change in the fair value of the contingent consideration. As of December 31, 2013, the fair value of contingent consideration related to acquisitions completed since January 1, 2009 was $7.6 million, representing the present value of approximately $8.8 million in estimated future payments through 2016.

Purchase Obligation

The Company has entered into non-cancelable commitments to purchase reagents and other laboratory supplies. Under these agreements, the Company must purchase minimum amounts of reagents and other laboratory supplies through 2019.

At December 31, 2013, the remaining minimum purchase commitments are as follows:

Year Ending December 31,
2014	$1,357
2015	1,211
2016	649
2017	462
2018	287
Thereafter	23
$3,989

In connection with these commitments, the Company received lab testing equipment, to which the Company has either received title, or will receive title upon fulfillment of its purchase obligations under the respective commitment. The Company recorded the obligation under purchase commitment for the fair market value of the equipment, reduced by the cash paid. The remaining obligations under purchase commitments included in other liabilities in the accompanying condensed consolidated balance sheets were $1.3 million and $0.9 million as of December 31, 2013 and 2012, respectively.

Employment agreements

The Company has employment agreements with its executive officers and certain physician employees, the terms of which expire at various times through 2015. Such agreements provide for minimum salary levels that may be adjusted annually for cost-of-living changes and may contain incentive bonuses that are payable if specified goals are attained. Under certain of the agreements, in the event employment is terminated (other than voluntarily by the employee, by the Company for cause, or upon the death of the employee), the Company is committed to pay certain benefits, including specified monthly severance for periods from six months to one year from the date of termination.

Self-insured health benefits

Effective June 1, 2009, the Company began providing health care benefits to the majority of its employees through a partially self-insured plan. The Company records its estimate of the ultimate cost of, and reserves for, health care benefits based on computations using the Company’s loss history as well as industry statistics. In determining its reserves, the Company includes reserves for estimated claims incurred but not reported. The amount reserved for estimated claims was $1.0 million and $1.1 million as of December 31, 2012 and 2013, respectively. The ultimate cost of health care benefits will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims.

Operating leases

The Company leases various office and medical laboratory facilities and equipment under non-cancelable lease agreements with varying terms through May 2021. The terms of some of the facility leases require the Company to pay for certain taxes or common utility charges. Rent expense, including these taxes and common utility charges, was $4.6 million, $4.9 million, and $4.7 million for the years ended December 31, 2011, 2012, and 2013, respectively. Rent expense associated with operating leases that include scheduled rent increases and tenant incentives are recorded on a straight-line basis over the term of the lease. Aggregate future minimum annual rentals under the lease agreements as of December 31, 2013 are as follows (in thousands):

Year Ending December 31,
2014	$4,086
2015	3,958
2016	2,908
2017	2,455
2018	1,917
Thereafter	3,127
$18,451

Note 12.	Fair Value of Financial Instruments

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

As of December 31, 2012 and December 31, 2013, the fair value of contingent consideration related to acquisitions since January 1, 2009 was $26.3 million and $7.6 million, respectively. The fair value of contingent consideration is derived using valuation techniques that incorporate unobservable inputs and are considered Level 3 items. We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. Estimates for fair value of contingent consideration primarily involve two inputs, which are (i) the projections of the financial performance of the acquired practices that are used to calculate the amount of the payments and (ii) the discount rates used to calculate the present value of future payments. Changes in either of these inputs will impact the estimated fair value of contingent consideration. At December 31, 2013, the discount rates ranged from 14.6 percent to 15.6 percent.

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of December 31, 2013 (in thousands):

			Significant Other	Significant
		Quoted Prices	Observable	Unobservable
		in Active Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

Liabilities:
Current portion of fair value of contingent consideration	$5,160	$-	$-	$5,160

Fair value of contingent consideration, net of current portion	$2,440	$-	$-	$2,440

The Company had no transfers of fair value instruments between Level 2 and Level 3 during 2012 or 2013.  The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of December 31, 2012 (in thousands):

			Significant Other	Significant
		Quoted Prices	Observable	Unobservable
		in Active Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3

Liabilities:
Current portion of fair value of contingent consideration	$17,216	$-	$-	$17,216

Fair value of contingent consideration, net of current portion	$9,040	$-	$-	$9,040

The following is a roll-forward of the Company’s Level 3 fair value instruments for the years ended December 31, 2013 and 2012 (in thousands):

	Beginning	Total (Gains) /			Ending
	Balance	Losses Realized			Balance
	January 1,	and Unrealized	Issuances	Settlements	December 31,
Year ended December 31, 2013
Contingent consideration	$26,256	$1,149	$-	$(19,805)	$7,600

Year ended December 31, 2012
Contingent consideration	$51,720	$(4,193)	$-	$(21,271)	$26,256

Non-Recurring Fair Value Measurements

Certain assets that are measured at fair value on a non-recurring basis, including property and equipment and intangible assets, are adjusted to fair value only when the carrying values are greater than their fair values. As described in Note 5, Goodwill and Intangible Assets, the Company completed its annual impairment evaluations as of September 30, 2012, November 30, 2012 and November 30, 2013, and recorded write-offs of goodwill and intangibles to reflect the current estimated fair value of the impaired reporting units. The fair value was derived with fair value models utilizing unobservable inputs that therefore are considered Level 3 items.

As of December 31, 2013 and 2012 the carrying amounts of cash, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value based on the short maturity of these instruments. As of December 31, 2013 and 2012, the fair value of the Company’s long-term debt was $287.2 million and $292.7 million, respectively. The Company uses quoted market prices and yields for the same or similar types of borrowings in active markets when available to determine the fair value of the Company’s debt. These fair values are considered Level 2 items.

Note 13.	Write-off of Public Offering Costs

During the quarter ended September 30, 2011, the Company decided to delay the completion of its initial public offering. As a result, a non-cash charge of $4.4 million was recorded to write-off the previously deferred offering costs.

Note 14.	Defined Contribution Plan

The Company sponsors a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer up to 100 percent of their compensation in accordance with IRS guidelines. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Company is required to match a portion of the employees’ contribution. For 2011, 2012 and 2013, the rate of the Company’s match was 25 percent, up to $1,000 per participating employee. Total expense recorded for the Company’s match was $0.3 million for each of 2011, 2012 and 2013.

Note 15.	Income Taxes

The benefit for federal and state taxes was $0.7 million, $5.1 million and $3.9 million for the years ended December 31, 2011, 2012 and 2013, respectively. Excluding the effect of the impairment charges, the benefit for federal and state taxes would have been $2.0 million, $25.7 million and $7.6 million for the years ended December 31, 2011, 2012 and 2013, respectively.

The provision for income taxes for certain of the Company’s subsidiaries structured as corporations and states that tax partnerships for the years ended December 31, 2011, 2012 and 2013 consist of the following (in thousands):

	2011	2012	2013
Current:
Federal	$2,989	$1,817	$(1,769)
State	829	369	174
Total current provision	3,818	2,186	(1,595)

Deferred:
Federal	(4,094)	(7,539)	(2,116)
State	(464)	244	(163)
Total deferred benefit	(4,558)	(7,295)	(2,279)

Total provision (benefit) for income taxes	$(740)	$(5,109)	$(3,874)

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate of 34 percent to actual income taxes, primarily for the Company’s subsidiaries structured as corporations for the years ended December 31, 2011, 2012 and 2013 was as follows (in thousands):

	2011	2012	2013
Income tax provision (benefit) at statutory rate of 34 percent	$(11,426)	$(56,631)	$(25,607)
Income tax (provision) benefit to partnership	7,997	27,939	18,421
Impairment of goodwill on non-deductible stock acquisitions	1,163	19,966	3,450
Change in fair value of contingent consideration	1,761	(1,462)	(381)
Contributions of assets to corporate subsidiaries	(912)	-	-
Change in federal and state deferred tax rate	330	(492)	16
Provision (benefit) for state income taxes	241	496	(39)
Valuation allowance	-	5,037	225
Other permanent differences	106	38	41
Provision (benefit) for income taxes	$(740)	$(5,109)	$(3,874)

Effective income tax rate	2%	3%	5%

The following is a summary of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2013, respectively (in thousands):

	2012	2013
Deferred tax assets:
Allowance for doubtful accounts	$150	$139
Accrued wages	92	74
Self-insured health insurance	126	238
Intangible assets acquired	5,017	4,486
Net operating losses	607	1,448
Valuation allowance	(5,628)	(5,906)
Total deferred tax assets:	$364	$479

Deferred tax liabilities:
Intangible assets acquired	(9,971)	(8,150)
Current portion cash to accrual adjustment	(287)	(159)
Change from cash to accrual basis
of accounting by the businesses acquired	(159)	-
Property and equipment	(362)	(306)
Total deferred tax liabilities	$(10,779)	$(8,615)

Total deferred tax liabilities, net	$(10,415)	$(8,136)

As of December 31, 2012 current deferred tax liabilities of $75,000 were included in accounts payable, accrued expenses and other current liabilities in the consolidated balance sheet. The Company’s $1.4 million deferred tax asset for net operating loss carryforwards as of December 31, 2013 expire in the year 2032.

Note 16.	Guarantor Subsidiaries

The following information is presented as required by regulations of the Securities and Exchange Commission in connection with the Company’s 10.75% Senior Notes due 2018. This information is not routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the Company’s consolidated financial statements are fully interdependent and integrated. Accordingly, consolidating the operating results of those separate legal entities is not representative of what the actual operating results of those entities would be on a stand-alone basis. Operating expenses of those separate legal entities include intercompany charges for management fees and other services. Certain expense items that are applicable to the Company’s subsidiaries are typically recorded in the books and records of Aurora Diagnostics Holdings, LLC. For purposes of this footnote disclosure, such balances and amounts have been “pushed down” to the respective subsidiaries either on a specific identification basis or, when such items cannot be specifically attributed to an individual subsidiary, have been allocated on an incremental or proportional cost basis to Aurora Diagnostics Holdings, LLC and the Company’s subsidiaries.

The following tables present consolidating financial information as of December 31, 2012, and 2013 and for the years ended December 31, 2011, 2012 and 2013 for (i) Aurora Diagnostics Holdings, LLC, (ii) on a combined basis, the subsidiaries of the Company that are guarantors of the Company’s Senior Notes (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of the Company that are not guarantors of the Company’s Senior Notes (the “Non-Guarantor Subsidiaries”). For presentation in the following tables, Subsidiary Guarantors includes revenue and expenses and assets and liabilities for those subsidiaries directly or indirectly 100 percent owned by the Company, including those entities that have contractual arrangements with affiliated physician groups. Essentially, all property and equipment reflected in the accompanying consolidated balance sheets collateralize the Company’s debt. As such, as of December 31, 2012 and 2013, $3.8 million and $3.1 million, respectively, of property and equipment held by Non-Guarantor Subsidiaries are reflected under Subsidiary Guarantors in the following tables.

Consolidating Balance Sheets (in thousands):

	Aurora
	Diagnostics	Subsidiary	Non-Guarantor	Consolidating	Consolidated
December 31, 2012	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$9,637	$2	1,203	$-	$10,842
Accounts receivable, net	-	13,676	15,962	-	29,638
Prepaid expenses and other assets	5,061	987	980	-	7,028
Prepaid income taxes	5	87	728	-	820
Deferred tax assets	-	11	142	-	153
Total current assets	14,703	14,763	19,015	-	48,481

Property and equipment, net	2,189	8,966	-	-	11,155

Other Assets:
Intercompany receivable	381,825	-	-	(381,825)	-
Deferred debt issue costs, net	7,562	-	-	-	7,562
Deposits and other noncurrent assets	150	119	19	-	288
Goodwill	-	168,497	74,984	-	243,481
Intangible assets, net	-	59,408	38,730	-	98,138
	389,537	228,024	113,733	(381,825)	349,469
	$406,429	$251,753	$132,748	$(381,825)	$409,105

Liabilities and Members' Equity (Deficit)
Current Liabilities
Current portion of long-term debt	$7	$99	$-	$-	$106
Current portion of fair value of contingent consideration	-	10,820	6,396	-	17,216
Accounts payable, accrued expenses and other current liabilities	10,889	2,135	3,273	-	16,297
Accrued compensation	2,642	3,179	3,187	-	9,008
Accrued interest	9,980	-	-	-	9,980

Total current liabilities	23,518	16,233	12,856	-	52,607

Intercompany payable	-	275,070	106,755	(381,825)	-
Long-term debt, net of current portion	315,649	210	-	-	315,859
Deferred tax liabilities	-	1,756	8,737	-	10,493
Fair value of contingent consideration, net of current portion	-	4,640	4,400	-	9,040
Other liabilities	879	-	-	-	879

Members' Equity (Deficit)	66,383	(46,156)	-	-	20,227
	$406,429	$251,753	$132,748	$(381,825)	$409,105

	Aurora
	Diagnostics	Subsidiary	Non-Guarantor	Consolidating	Consolidated
December 31, 2013	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$1,200	$-	$207	$-	$1,407
Accounts receivable, net	-	12,855	15,828	-	28,683
Prepaid expenses and other assets	6,194	70	759	-	7,023
Prepaid income taxes	-	461	1,653	-	2,114
Deferred tax assets	-	70	214	-	284
Total current assets	7,394	13,456	18,661	-	39,511

Property and equipment, net	2,306	7,998	-	-	10,304

Other Assets:
Intercompany receivable	378,747	-	-	(378,747)	-
Deferred debt issue costs, net	5,991	-	-	-	5,991
Deposits and other noncurrent assets	366	163	19	-	548
Goodwill	-	128,294	65,698	-	193,992
Intangible assets, net	-	46,658	31,881	-	78,539
	385,104	175,115	97,598	(378,747)	279,070
	$394,804	$196,569	$116,259	$(378,747)	$328,885

Liabilities and Members' Equity (Deficit)
Current Liabilities
Current portion of long-term debt	$1,017	$85	$-	$-	$1,102
Current portion of fair value of contingent consideration	-	3,410	1,750	-	5,160
Accounts payable, accrued expenses and other current liabilities	15,283	1,828	2,179	-	19,290
Accrued compensation	3,510	2,921	2,842	-	9,273
Accrued interest	10,026	-	-	-	10,026

Total current liabilities	29,836	8,244	6,771	-	44,851

Intercompany payable	-	279,128	99,619	(378,747)	-
Long-term debt, net of current portion	324,204	103	22	-	324,329
Deferred tax liabilities	-	1,044	7,407	-	8,451
Fair value of contingent consideration, net of current portion	-	-	2,440	-	2,440
Other liabilities	1,308	-	-	-	1,308

Members' Equity (Deficit)	39,456	(91,950)	-	-	(52,494)
	$394,804	$196,569	$116,259	$(378,747)	$328,885

Consolidating Statements of Operations (in thousands):

	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2011	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$-	$148,917	$119,778	$268,695

Operating costs and expenses:
Cost of services	-	50,239	69,699	119,938
Selling, general and administrative expenses	17,989	26,473	18,884	63,346
Provision for doubtful accounts	-	9,372	8,775	18,147
Intangible asset amortization expense	-	12,806	9,992	22,798
Management fees	(24,476)	29,760	(2,438)	2,846
Impairment of goodwill and other intangible assets	-	2,310	11,858	14,168
Write-off of public offering costs	4,445	-	-	4,445
Acquisition and business development costs	878	-	-	878
Change in fair value of contingent consideration	-	7,662	4,873	12,535
Total operating costs and expenses	(1,164)	138,622	121,643	259,101

Income (loss) from operations	1,164	10,295	(1,865)	9,594

Other expense:
Interest expense	(32,545)	-	-	(32,545)
Other expense	(3)	(22)	(10)	(35)
Total other expense	(32,548)	(22)	(10)	(32,580)

Income (loss) from continuing operations before income taxes	(31,384)	10,273	(1,875)	(22,986)

Provision (benefit) for income taxes	31	1,104	(1,875)	(740)
Net income (loss) from continuing operations	(31,415)	9,169	-	(22,246)

Loss from operation of discontinued operations	-	(10,620)	-	(10,620)

Net loss	$(31,415)	$(1,451)	$-	$(32,866)

	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2012	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$-	$153,944	$123,942	$277,886

Operating costs and expenses:
Cost of services	-	56,022	78,855	134,877
Selling, general and administrative expenses	15,968	27,210	21,052	64,230
Provision for doubtful accounts	-	11,018	7,325	18,343
Intangible asset amortization expense	-	12,372	9,898	22,270
Management fees	(10,663)	100,649	(87,111)	2,875
Impairment of goodwill and other intangible assets	-	69,968	98,530	168,498
Acquisition and business development costs	418	-	-	418
Change in fair value of contingent consideration	-	1,580	(5,773)	(4,193)
Total operating costs and expenses	5,723	278,819	122,776	407,318
Income (loss) from continuing operations	(5,723)	(124,875)	1,166	(129,432)

Other income (expense):
Interest expense	(25,120)	(509)	(6,902)	(32,531)
Write-off of deferred debt issue costs	(848)	-	-	(848)
Other income (expense)	29	(13)	1	17
Total other expense, net	(25,939)	(522)	(6,901)	(33,362)

Loss from continuing operations before income taxes	(31,662)	(125,397)	(5,735)	(162,794)

Provision (benefit) for income taxes	25	601	(5,735)	(5,109)
Net loss from continuing operations	(31,687)	(125,998)	-	(157,685)

Discontinued operations:
Loss from operations	-	(2,189)	-	(2,189)
Loss on sale	-	(980)	-	(980)
Loss from discontinued operations	-	(3,169)	-	(3,169)

Net loss	$(31,687)	$(129,167)	$-	$(160,854)

	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2013	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$-	$123,760	$124,409	$248,169

Operating costs and expenses:
Cost of services	-	72,872	61,240	134,112
Selling, general and administrative expenses	19,076	26,449	19,424	64,949
Provision for doubtful accounts	-	8,491	8,454	16,945
Intangible asset amortization expense	-	11,735	6,849	18,584
Management fees	(17,645)	7,164	13,011	2,530
Impairment of goodwill and other intangible assets	-	44,590	9,286	53,876
Acquisition and business development costs	169	-	-	169
Change in fair value of contingent consideration	-	1,994	(845)	1,149
Total operating costs and expenses	1,600	173,295	117,419	292,314

Income (loss) from continuing operations	(1,600)	(49,535)	6,990	(44,145)

Other income (expense):
Interest expense	(21,861)	(899)	(10,000)	(32,760)
Other income	5	12	-	17
Total other expense, net	(21,856)	(887)	(10,000)	(32,743)

Loss from continuing operations before income taxes	(23,456)	(50,422)	(3,010)	(76,888)

Provision (benefit) for income taxes	26	(890)	(3,010)	(3,874)

Net loss	$(23,482)	$(49,532)	$-	$(73,014)

Consolidating Statements of Cash Flows (in thousands):

	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2011	Holdings, LLC	Guarantors	Subsidiaries	Total
Cash Flows From Operating Activities:
Net loss	$(31,415)	$(1,451)	$-	$(32,866)
Adjustments to reconcile net loss to net cash provided by operating activities	8,985	36,512	22,358	67,855
Changes in assets and liabilities, net of effects of acquisitions	3,809	(1,578)	10,372	12,603
Net cash (used in) provided by operating activities	(18,621)	33,483	32,730	47,592
Net cash used in investing activities	(811)	(33,514)	(32,098)	(66,423)
Net cash used in financing activities	(4,778)	(70)	-	(4,848)

Net (decrease) increase in cash	(24,210)	(101)	632	(23,679)

Cash and cash equivalents, beginning of period	38,513	228	1,200	39,941
Cash and cash equivalents, end of period	$14,303	$127	$1,832	$16,262

	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2012	Holdings, LLC	Guarantors	Subsidiaries	Total
Cash Flows From Operating Activities:
Net loss	$(31,687)	$(129,167)	$-	$(160,854)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	5,245	89,280	95,888	190,413
Changes in assets and liabilities, net of effects of acquisitions	22,631	62,223	(84,936)	(82)
Net cash (used in) provided by operating activities	(3,811)	22,336	10,952	29,477
Net cash (used in) provided by investing activities	615	(22,340)	(11,581)	(33,306)
Net cash used in financing activities	(1,470)	(121)	-	(1,591)

Net decrease in cash	(4,666)	(125)	(629)	(5,420)

Cash and cash equivalents, beginning of period	14,303	127	1,832	16,262
Cash and cash equivalents, end of period	$9,637	$2	$1,203	$10,842

	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2013	Holdings, LLC	Guarantors	Subsidiaries	Total
Cash Flows From Operating Activities:
Net loss	$(23,482)	$(49,532)	$-	$(73,014)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	3,674	60,930	13,849	78,453
Changes in assets and liabilities, net of effects of acquisitions	5,949	5,615	(9,013)	2,551
Net cash (used in) provided by operating activities	(13,859)	17,013	4,836	7,990
Net cash used in investing activities	(1,353)	(16,899)	(5,832)	(24,084)
Net cash provided by (used in) financing activities	6,775	(116)	-	6,659

Net decrease in cash	(8,437)	(2)	(996)	(9,435)

Cash and cash equivalents, beginning of period	9,637	2	1,203	10,842
Cash and cash equivalents, end of period	$1,200	$-	$207	$1,407

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 15d-15(e) under the Exchange Act, were effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (3) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Management, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on the criteria established in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our executive officers and managers as of March 23, 2014.

Name	Age	Position(s)
Daniel D. Crowley	66	Chief Executive Officer and President
Bruce C. Walton	54	Executive Vice President, Operations
Michael J. Null	44	Executive Vice President, Sales and Marketing
Michael C. Grattendick	48	Vice President, Finance, Controller and Treasurer
Fred Ferrara	46	Senior Vice President and Chief Information Officer
Peter J. Connolly	41	Chairman of the Board of Managers
James C. New	68	Manager
Thomas S. Roberts	50	Manager
Christopher Dean	40	Manager
Steven Neumann	46	Manager
Blair Tikker	57	Manager
Bennett Thompson	36	Manager
James Emanuel	65	Manager

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

Bruce C. Walton Executive Vice President, Operations

Mr. Walton has served as our Executive Vice President, Operations since March 2013.  Mr. Walton joined Aurora Diagnostics as Regional Vice President of Operations in December 2009, overseeing national operational initiatives and laboratories in the Northeast and Florida Regions.  From 1999 through 2008, Mr. Walton was Senior Vice President of Sales And Marketing and subsequently Regional President of AmeriPath, Inc.  Prior to that Mr. Walton spent 14 years in various sales management roles with surgical device manufacturer C.R. Bard, Inc.

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

Michael C. Grattendick Vice President, Finance, Controller and Treasurer

Mr. Grattendick has served as our Vice President of Finance, Controller and Treasurer since May 2013.  Mr. Grattendick joined Aurora Diagnostics as our Director of Finance in September 2006. Mr. Grattendick has over 15 years of experience in the health care industry.

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

Peter J. Connolly Chairman of the Board of Managers

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

In addition, our audit committee is responsible for reviewing the design, implementation, adequacy and effectiveness of our internal controls over financial reporting, our disclosure controls and procedures and our critical accounting policies; approving the audit and non-audit services to be performed by our independent registered public accountant; establishing procedures for the receipt and retention of accounting related complaints and concerns; and reviewing and approving any related person transactions.

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

COMPENSATION DISCUSSION AND ANALYSIS

In the paragraphs that follow, we provide an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies with respect to our named executive officers, and the material factors that we considered in making those decisions. Following this Compensation Discussion and Analysis, you will find a series of tables containing specific data about the compensation earned or paid to the following individuals, whom we refer to as our named executive officers:

•	Daniel D. Crowley, our Chief Executive Officer and President;
•	Bruce C. Walton, our Executive Vice President, Operations;
•	Michael J. Null, our Executive Vice President, Sales and Marketing; and
•	Jon L. Hart, our former Chief Executive Officer and President.

On March 11, 2013, Mr. Hart resigned as the Chief Executive Officer and President of the Company and as a member of the Company’s Board of Managers.  Effective March 11, 2013, the Company and Mr. Hart entered into a separation agreement, under which Mr. Hart is receiving $537,900 in severance from the Company in bi-weekly installments through March 2014. As a result of his resignation, Mr. Hart was no longer eligible to receive a bonus.

Objectives of Our Compensation Program; How We Set Compensation

Our compensation objectives as a privately-held company have been to recruit and retain a talented team of employees to grow and develop our business and to reward those employees for accomplishments related to our growth and development.

Historically, we have not had a compensation committee and our Board of Managers has determined the compensation for our Chief Executive Officer and, based on the recommendations of our Chief Executive Officer, the rest of our management team. In setting compensation, our Chief Executive Officer and our Board of Managers did not seek to allocate long-term and current compensation, or cash and non-cash compensation, in any particular percentage. Instead, they reviewed each element of compensation independently and determined the appropriate amount for each element, as discussed below. Neither management nor our Board of Managers engaged a compensation consultant during fiscal year 2013. We believe our historical compensation-setting processes have been effective for a privately-held company.

Compensation for Chief Executive Officer

On March 12, 2013, Mr. Daniel D. Crowley was appointed as our Chief Executive Officer and President. In connection with the appointment of Mr. Crowley, we entered into an agreement with Dynamic Healthcare Solutions (“DHS”), of which Mr. Crowley is the founder and a principal. Pursuant to the agreement, we pay DHS a monthly fee of $100,000, plus reasonable out of pocket expenses and hourly fees for DHS staff (other than Mr. Crowley) that provide services under the agreement. We can terminate the agreement with thirty days notice, subject to the payment of termination fees in certain circumstances as prescribed in the agreement. In addition, the agreement requires us to pay DHS a success fee in a change of control event that occurs at any time during the term of the agreement or the one-year period following the termination of the agreement. The amount of the success fee would be based on our valuation at the time of the change of control. Other than the agreement with DHS, we do not pay any direct or indirect compensation or provide any other benefits to Mr. Crowley. During 2013, we paid $1,200,000 to DHS for the services of Mr. Crowley, consisting of a retainer of $200,000, which is included in deposits and other non-current assets as of December 31, 2013, $1,000,000 of monthly fees including, $50,000 in advance for January 2014.

2013 Elements of Compensation for Messrs. Null and Walton

The key elements of compensation for our Messrs. Null and Walton in fiscal year 2013 were base salary, annual cash bonuses and long-term equity incentive awards in the form of stock options.

Set forth below is a summary of the salary and bonus program for Messrs. Null and Walton, including the changes to their titles and compensation during 2013. The Board approved these compensation increases after considering the value of each executive to the Company based on his role, skill, recent performance and overall contribution, as well as the date of his last increase to base salary.

 Base Salaries. We intend for base salaries to reward core competence in the executive role relative to skill, experience and contributions to us. We negotiated the initial base salaries individually with each executive, with a focus on the executive’s experience in his respective field and expected contribution to us. In general, we adjust base salaries in connection with performance reviews and/or changes to the scope of an executive officer’s responsibilities.

On March 18, 2013, Mr. Walton was promoted from Senior Vice President of Operations to Executive Vice President of Operations.  In connection with this promotion and increased responsibility, Mr. Walton’s annual salary was increased from $275,000 to $300,000. Additionally, in recognition of Mr. Walton’s performance in his new role of Executive Vice President, the Board further increased his salary to $350,000 effective November 1, 2013.  Mr. Null did not receive any base salary increases in 2013.

Annual Cash Bonuses. Annual bonuses reward our executive officers for their contribution to our financial goals and focus our executive officers on both short- and long-term objectives. Annual bonuses are earned based on the achievement of certain pre-determined performance goals. On an annual basis, or at the commencement of an executive officer’s employment with us, our Board of Managers sets a target level of bonus compensation that is structured as a percentage of such executive officer’s annual base salary. For 2013, the target bonuses for Mr. Walton and Mr. Null were 50 percent. Our Board of Managers set such target bonuses after consideration of our Chief Executive Officer’s recommendation and the expected role of each of our executives. The actual amount of the bonus is based on the extent to which we and the executive meet or exceed predetermined financial goals and individual performance goals established for each executive. These goals are set by our Board of Managers prior to the beginning of the performance year and adjusted from time to time to take into consideration the impact of acquisitions completed during the year.

For 2013, annual cash incentive bonus opportunities for each of Messrs. Walton and Null were based on the achievement of a Company financial goal and individual performance goals. The Company financial component of the 2013 bonus opportunities was based on EBITDA, as adjusted for financial reporting. We selected EBITDA to focus the executive on supporting, improving and growing our business.

The Company financial goal sets the potential maximum amount of bonuses that could be paid out under the management incentive plan. For the year ended December 31, 2013 the financial goal to achieve the maximum bonus was set at EBITDA, as adjusted, of $41.7 million.

In addition to the Company financial goal, each executive must achieve their individual performance goals to receive their bonus.  Therefore, for an executive to receive 100 percent of their target bonus, they must achieve 100 percent of their individual performance goals and the Company must attain 100 percent of the EBITDA goal of $41.7 million. Linear interpolation is used to determine payouts between the ranges. Individual performance goals are specific to each executive’s role and responsibilities and are assessed by our Board of Managers and Chief Executive Officer. Additional amounts may be added to the individual performance bonus at the discretion of our Board of Managers and Chief Executive Officer. After considering the Company’s financial results in relation to the targets for the year ended December 31, 2013, the Board decided that Messrs. Walton and Null would not receive bonuses for 2013.

Long-Term Equity Incentives. In determining the appropriate number of options to grant to each executive, our Board of Managers considered the equity holdings of each executive. On August 1, 2013, the Board granted options to purchase our member units under our 2011 Plan to Mr. Walton in the amount of 200,000 options and to Mr. Null in the amount of 90,000 options. The options vest in five equal annual installments beginning on the first anniversary of the date of grant or upon the earlier occurrence of a sale of the Company.

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

Board of Managers Report

The Board of Managers has reviewed and discussed with management the Company’s Compensation Discussion and Analysis and, based on such review and discussions, has recommended that the Compensation Discussion and Analysis be included in the Company’s 2013 Annual Report on Form 10-K.

Peter J. Connolly
James C. New
Thomas S. Roberts
Christopher Dean
Steven Neumann
Blair Tikker
Bennett Thompson
James Emanuel

Summary Compensation

The following table sets forth the cash and other compensation that we paid to our named executive officers, or that was otherwise earned by our named executive officers, for their services in all capacities during 2013 and 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Option Awards ($) (3)	All Other Compensation ($) (4)	Total ($)
Daniel D. Crowley(1)	2013	1,200,000	—	—	1,200,000
Chief Executive Officer and President	2012	—	—	—	—

Jon L. Hart(2)	2013	140,192	—	412,928	553,121
Former Manager, Chief Executive Officer and President	2012	450,000	—	35,223	485,223

Bruce C. Walton	2013	299,327	—	1,645	300,972
Executive Vice President, Operations	2012	263,558	169,864	1,653	435,075

Michael J. Null	2013	288,750	—	1,723	290,473
Executive Vice President, Sales and Marketing	2012	274,231	159,964	1,874	436,069

(1)

In connection with the Executive Management Agreement effective March 12, 2013, we paid a total of $1,200,000 to Dynamic Health Solutions during 2013 for the retainer for Mr. Crowley’s services as our CEO and President.  Payments in 2013 include $200,000 at inception of the consulting agreement for prepaid retainer for last two months of agreement, as well as $50,000 paid in December 2013 as advance on January 2014 retainer. Other than the agreement with DHS, Mr. Crowley does not receive any direct or indirect compensation or benefits from the Company.

(2)

Mr. Hart resigned on March 11, 2013.  The Company and Mr. Hart entered into a separation agreement, under which Mr. Hart is receiving $537,900 in severance from the Company in bi-weekly installments through March 2014.

(3)

Reflects the grant date fair value of options to purchase the Company’s member units granted in 2012 and 2013. The fair value was calculated in accordance with stock-based accounting rules (FASB ASC 718). The assumptions used by the Company to determine the fair value are described in Note 10 of the Consolidated Financial Statements included in this Annual Report. On August 1, 2013, the Company granted 200,000 options to Mr. Walton and 90,000 options to Mr. Null. Also on August 1, 2013, the Company modified the terms of previously-granted stock options to reduce the exercise price from $10.00 to $2.00.  The Company estimated a de minimis value for the options granted and the modification of existing options and recognized no incremental equity compensation costs in connection with the change in the exercise price for the previously granted options.

(4)

The following items are included in the All Other Compensation column for 2012: (i) for each of Messrs. Hart, Walton and Null, $1,000 in matching contributions under our 401(k) plan; (ii) Company paid executive level life insurance premiums of $992 for Mr. Hart, $653 for Mr. Walton and $874 for Mr. Null; (iii) for Mr. Hart, $33,231 for reimbursement of temporary housing and travel expenses.

The following items are included in the All Other Compensation column for 2013 (i) for each of Messrs. Hart, Walton and Null, $1,000 in matching contributions under our 401(k) plan; (ii) Company paid executive level life insurance premiums of $228 for Mr. Hart, $645 for Mr. Walton and $723 for Mr. Null; (iii) for Mr. Hart, $411,700 for severance.

Employment Agreements. We maintain employment agreements with each of Messrs. Walton and Null, the term of which will continue until terminated by the executive or us. Prior to his resignation, we were party to an employment agreement with Mr. Hart. Pursuant to the agreements, the initial annual base salaries are subject to increases from time to time in the sole discretion of our Board of Managers, and the executives have the opportunity to earn performance bonuses on an annual basis as determined by our Board of Managers. The executives are also entitled to participate in any employee benefit plans that we may from time to time have in effect for our executive-level personnel. In addition, the employment agreements provide certain benefits to the executives upon their termination of employment by us without cause, by the executive for good reason, or by reason of their death or disability. For a description of such benefits, see “— Potential Payments Upon Termination of Employment” below.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table shows, for each of the named executive officers, all equity awards that were outstanding as of December 31, 2013.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Mr. Crowley	-	-	-	-	-
Mr. Hart (3)	-	-	-	-	-
Mr. Walton	7/6/2011	37,321	24,881(1)	$2.00	7/6/2021
Mr. Walton	3/1/2012	7,559	30,239(2)	$2.00	3/1/2022
Mr. Walton	8/1/2013	-	200,000(2)	$2.00	8/1/2023
Mr. Null	7/6/2011	74,643	49,762 (1)	$2.00	7/6/2021
Mr. Null	3/1/2012	7,119	28,476(2)	$2.00	3/1/2022
Mr. Null	8/1/2013	-	90,000(2)	$2.00	8/1/2023
(1)	The options vest in five equal annual installments beginning on the date of grant.
(2)	The options vest in five equal annual installments beginning on the first anniversary of the date of grant.
(3)	Mr. Hart’s options were forfeited in connection with his termination of employment on March 11, 2013.

Potential Payments upon Termination of Employment or Change in Control

As noted above, during 2013, we maintained employment agreements with Mr. Walton and Mr. Null. Prior to his resignation, we were party to an employment agreement with Mr. Hart.

Payments Made Upon Any Termination of Employment. Regardless of the manner in which an executive officer’s employment terminates, he is entitled to receive amounts earned during his term of employment including accrued but unpaid base salary through the date of termination, accrued but unpaid annual bonus, unreimbursed employment-related expenses owed to the executive officer under our policies and accrued but unpaid vacation pay. The executive is also entitled to all accrued benefits under any of our employee benefit programs (in accordance with the terms of such programs). These payments do not differ from payments made upon termination to all employees.

Payments Made Upon Termination Without Cause or Good Reason. Each of the employment agreements provides that if the executive is terminated without Cause, or the executive terminates his employment with us for Good Reason, the executive will be entitled to receive his base salary for 12 months and any unpaid bonus for the previous fiscal year and a pro rata portion of his bonus for the then-current fiscal year.

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

Separation Agreement with Mr. Hart.  As discussed earlier, on March 11, 2013, Mr. Hart resigned as the Chief Executive Officer and President of the Company and as a member of the Company’s Board of Managers.  Effective March 11, 2013, the Company and Mr. Hart entered into a separation agreement, under which Mr. Hart is receiving $537,900 in severance from the Company in bi-weekly installments through March 2014. Pursuant to Mr. Hart’s separation agreement, he is subject to confidentiality and customer and employee nonsolicitation covenants for a period of 12 months after his termination of employment.

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

Director Compensation During 2013

We compensate for service as managers only the members of our Board of Managers that are independent from the Company. Mr. Emanuel was the only independent manager during 2013.

Name	Fees Earned or Paid in Cash ($)(1)	All Other Compensation($)	Total ($)
Jon L. Hart	-	-	-
Peter J. Connolly	-	-	-
James C. New (2)	125,000	3,347	128,347
Thomas S. Roberts	-	-	-
Christopher Dean	-	-	-
Steve Neumann	-	-	-
Blair Tikker	-	-	-
Bennett Thompson	-	-	-
James Emanuel(3)	34,499	-	34,499
(1)	Reflects fees received for service on our Board of Managers and Audit Committee.
(2)	Consists of $125,000 for monthly consulting fees and $3,347 for Company paid expenses.
(3)	As of December 31, 2013, Mr. Emanuel had 20,000 outstanding options to purchase member units.

Consulting Agreement with Mr. New. In connection with Mr. New’s retirement as Chief Executive Officer and President, effective September 1, 2011, we entered into an agreement with Mr. New.  Pursuant to the agreement, Mr. New remains subject to confidentiality provisions and the non-compete and non-solicitation obligations set forth in his prior employment agreement through December 31, 2014. On March 1, 2013 the Company and Mr. New amended the agreement to extend the term for an additional three years and increased the consulting fee to $12,500 per month in lieu of any final consulting payment that would have otherwise been due under the agreement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of outstanding membership interest units of the Company as of March 23, 2014 by (a) any person or group who beneficially owns more than five percent of such units, (b) each of our managers and executive officers and (c) all managers and executive officers as a group. On March 23, 2014, there were 23,549,812 units outstanding and 392,969 additional units issuable upon the exercise of vested options.

Member(1)(2)	Units Beneficially Owned	Percent of Class
Summit Investors	12,660,998	52.9%
Summit Partners(3)
KRG Investors	8,509,793	35.5%
KRG Capital Partners(4)
Managers and Executive Officers
Daniel D. Crowley	-	*
Jon L. Hart	-	*
Bruce C.Walton (5)	44,880	*
Michael Null (5)	111,906	*
James C. New	1,337,640	5.6%
Thomas S. Roberts (6)	12,660,998	52.9%
Christopher Dean (6)	12,660,998	52.9%
Peter J. Connolly (6)	12,660,998	52.9%
Steven Neumann (7)	8,509,793	35.5%
Blair Tikker (7)	8,509,793	35.5%
Bennett R. Thompson	-	*
James Emanuel (8)	13,000	*
All Managers and Executive Officers as a group (13 persons)	22,804,398	95.2%
An asterisk (*) in the Percent of Class column indicates beneficial ownership of less than 1 percent.
(1)	Unless otherwise specified, the address of each beneficial owner listed in the table below is c/o Aurora Diagnostics, Inc. 11025 RCA Center Drive, Suite 300, Palm Beach Gardens, FL 33410.
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

(4)

KRG Capital Management, L.P. is the general partner of each of KRG Capital Fund IV, L.P., KRG Capital Fund IV-A, L.P., KRG Capital Fund IV (PA), L.P. and KRG Capital Fund IV (FF), L.P., each of which is a stockholder of KRG Aurora Blocker, Inc. KRG Capital Management, L.P., as the general partner of the KRG fund entities, through a nine person investment committee with respect to the Class IV series of funds, including Steven Neumann and Blair J. Tikker, has voting and dispositive authority over the shares held by KRG Aurora Blocker, Inc. and, therefore, beneficially owns such shares. Decisions of the investment committee are made by a vote of the majority of its members and no individual member of the investment committee has voting or dispositive authority over the shares. Steven Neumann, Blair J. Tikker and Bennett Thompson are members of KRG Capital, LLC with respect to the Class IV series of funds, which is the general partner of KRG Capital Management, L.P., and each disclaims beneficial ownership of the shares held by KRG Capital Management, L.P. Affiliates of Steven Neumann are members of KRG Co-Investment, LLC, and each disclaims beneficial ownership of the shares held by KRG Capital Management, L.P. The address of each of the KRG Capital Partners entities is 1800 Larimer St., Suite 2200, Denver 80202.

(5)	Includes 30,144 units held by Mr. Null individually. Also includes exercisable options to purchase 44,880 units by Mr. Walton and 81,762 units by Mr. Null.
(6)	Represents units held by Summit Partners.
(7)	Represents units held by KRG Capital Partners.
(8)	Includes exercisable options to purchase 13,000 units.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 regarding compensation plans under which the Company’s equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,782,500(2)	$2.00(3)	148,629
Equity compensation plans not approved by security holders (4)	—	—	—
Total	1,782,500	$2.00	148,629
(1)	Consists of our 2011 Incentive Plan.
(2)	Consists of outstanding options to purchase Aurora Holdings Units granted under our 2011 Incentive Plan.
(3)	Weighted average exercise price of outstanding options to purchase Aurora Holdings Units.
(4)	The Company does not maintain any equity compensation plans that have not been approved by the Company’s security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

The board of managers of Aurora Holdings currently consists of eight managers. The LLC Agreement provides for the appointment of at least eight managers, which are appointed as follows:

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

In addition, Board has the authority to increase its size and fill additional positions, and the board has appointed Mr. New, our former Chief Executive Officer, as an additional manager. Mr. Crowley, our Chief Executive Officer, is not currently serving on the board.

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

Management Services Agreement

On June 2, 2006, we, through a wholly-owned subsidiary of Aurora Holdings, and two members of Aurora Holdings, Summit Partners and GSO Capital Partners, entered into a Management Services Agreement, which we refer to as the Management Services Agreement. On June 12, 2009, the Management Services Agreement was amended to substitute KRG Capital Partners for GSO Capital Partners. Under the Management Services Agreement, Summit Partners and KRG Capital Partners provide certain financial and management advisory services in connection with the general business planning and forecasting and acquisition and divestiture strategies. In exchange for the services, we pay an annual fee equal to 1.0 percent of the revenue of Aurora Holdings, plus expenses. In connection with the third amendment to the Company’s credit facility in April 2013, the Company has agreed not make any payments of management or similar fees until payment in full of all loans under the credit facility, provided that such management or similar fees shall continue to accrue. As of December 31, 2012 and 2013, $1.1 million and $3.6 million, respectively, of management fees under the Management Services Agreement are reflected in accounts payable and accrued expenses in the accompanying consolidated balance sheets. The consolidated statement of operations includes management fees of $2.8 million, $2.9 million and $2.5 million for the respective years ended December 31, 2011, 2012 and 2013. During 2011, 2012 and 2013, we paid management fees totaling $2.3 million, $3.3 million and $66,000, respectively. In connection with the third amendment to the Company’s credit facility in April 2013, the Company has agreed not make any payments of management or similar fees until payment in full of all loans under the credit facility, provided that such management or similar fees shall continue to accrue.

Other Related Party Transactions

In connection with Mr. New’s retirement as the Company’s Chief Executive Officer effective September 1, 2011, the Company entered into a consulting agreement with Mr. New. See “Compensation Discussion and Analysis” in Part III, Item 11 of this Annual Report.

Board Independence

Of our eight managers, only Mr. Emanuel is independent (with independence being determined in accordance with the definition of independence under the NASDAQ Global Market standards, as if they applied to us), meaning that he does not have, and has never had, a relationship that would interfere with the exercise of independent judgment in carrying out his responsibilities as a manager. None of our other current managers are independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees and Services

McGladrey LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2012 and 2013. The following tables present fees for professional audit services rendered by McGladrey LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2012 and 2013.

	2012	2013
Audit Fees (1)	$342,221	$288,248
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$342,221	$288,248

(1) Audit Fees consisted of professional services performed for the audit of the Company’s annual financial statements and the review of the Company’s quarterly financial statements.

Pre-approval Policies and Procedures

Our audit committee has adopted a policy requiring the pre-approval by the audit committee of all audit services, whether such services are to be provided by our principal independent auditor or other accounting firms. The policy also requires pre-approval by the audit committee of all other services (review, attest and non-audit) to be provided by our independent auditor; provided, however, that de minimis non-audit services may instead be approved in accordance with applicable SEC rules, although no non-audit services were approved pursuant to this exception in 2013.

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

Aurora Diagnostics Holdings, LLC

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2011, 2012 and 2013 (in thousands):

Description	Beginning Balance	Charged to Statement of Operations	Other (1)	Net Write-offs and Other Adjustments	Ending Balance
Allowance for Doubtful Accounts:
Year ended December 31, 2011	$11,724	$18,474	$2,291	$(14,967)	$17,522
Year ended December 31, 2012	$17,522	$18,343	$-	$(19,367)	$16,498
Year ended December 31, 2013	$16,498	$16,945	$-	$(17,569)	$15,874
(1)	Represents the Allowance for Doubtful Accounts recorded in connection with the application of acquisition accounting for the 2011 acquisitions.

(3) Exhibits. The exhibits listed in the accompanying Exhibit Index are incorporated by reference as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURORA DIAGNOSTICS HOLDINGS, LLC

Date: March 25, 2014	By:	/s/ Michael C. Grattendick
Michael C. Grattendick
Vice President, Controller and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Daniel D. Crowley Daniel D. Crowley	Chief Executive Officer (principal executive officer)	March 25, 2014
/s/ Michael C. Grattendick Michael C. Grattendick	Vice President, Controller and Treasurer (principal financial and accounting officer)	March 25, 2014
/s/ Peter J. Connolly Peter J. Connolly	Chairman of the Board of Managers	March 25, 2014
/s/ Thomas S. Roberts Thomas S. Roberts	Manager	March 25, 2014
/s/ Christopher Dean Christopher Dean	Manager	March 25, 2014
/s/ Bennett Thompson Bennett Thompson	Manager	March 25, 2014
/s/ Steven Neumann Steven Neumann	Manager	March 25, 2014
/s/ Blair Tikker Blair Tikker	Manager	March 25, 2014
/s/ James C. New James C. New	Manager	March 25, 2014
/s/ James Emanuel James Emanuel	Manager	March 25, 2014

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Formation of Aurora Diagnostics Holdings, LLC (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
3.2

Second Amended and Restated Limited Liability Company Agreement of Aurora Diagnostics Holdings, LLC (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

3.3	First Amendment to the Second Amended and Restated Limited Liability Company Agreement of Aurora Diagnostics Holdings, LLC
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

Exhibit Number	Description
10.4

Amendment No. 3 to Credit and Guaranty Agreement, dated April 24, 2013, by and among Aurora Diagnostics, LLC as Borrower, Aurora Diagnostics Holdings, LLC and certain subsidiaries and affiliates of Aurora Diagnostics, LLC as Guarantors, Barclays Bank PLC as Administrative Agent and Collateral Agent and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference)

10.5

Senior Management Agreement, dated October 2006, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics, LLC, James C. New and Fred Ferrara* (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.6

First Amendment to Senior Management Agreement, dated October 2006, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics, LLC, James C. New and Fred Ferrara* (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.7

Senior Management Agreement, dated April 2007, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics, LLC, James C. New and Michael Null* (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.8	Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan* (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
10.9

First Amendment to the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan* (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.10

Form of Unit Option Award Certificate under the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan* (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.11

Consulting Agreement, dated July 6, 2011, by and between Aurora Diagnostics, LLC and James C. New* (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.12

First Amendment to Consulting Agreement, dated March 1, 2013, by and between Aurora Diagnostics, LLC and James C. New * (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 25, 2013 and incorporated herein by reference)

10.13

Management Consulting Agreement, dated March 15, 2013, between Dynamic Healthcare Solutions, LLC and Aurora Diagnostics Holdings, LLC * (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference)

10.14

Purchase Agreement, dated December 14, 2010, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the Guarantors party thereto, Morgan Stanley & Co. Incorporated, Barclays Capital, Inc. and UBS Securities LLC (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.15

Management Rights Agreement, dated June 2, 2006, by and among Aurora Diagnostics Holdings, LLC and each of the signatories thereto (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.16

Management Rights Agreement, dated June 12, 2009, by and among KRG Capital Partners, L.L.C., KRG Aurora Blocker, Inc. and Aurora Diagnostics Holdings, LLC (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.17

Amended and Restated Management Services Agreement, dated June 12, 2009, by and among Summit Partners, L.P., KRG Capital Management, L.P., and Aurora Diagnostics, LLC (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.18

First Amendment to Amended and Restated Management Services Agreement, dated May 20, 2010, by and among Summit Partners, L.P., KRG Capital Management, L.P., and Aurora Diagnostics, LLC (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

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

21.1	List of subsidiaries of Aurora Diagnostics Holdings, LLC
31.1	Certification of the Principal Executive Officer, pursuant Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer, pursuant Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contracts and compensatory plans and arrangements