Form 10-Q
period 2014-03-31
AURORA DIAGNOSTICS HOLDINGS LLC
filed 2014-05-13
CIK 1367832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act).

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2014	2013
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$2,725	$1,407
Accounts receivable, net	33,086	28,683
Prepaid expenses and other assets	7,237	7,023
Prepaid income taxes	2,114	2,114
Deferred tax assets	284	284
Total current assets	45,446	39,511
Property and equipment, net	9,931	10,304
Other Assets:
Deferred debt issue costs, net	5,622	5,991
Deposits and other noncurrent assets	508	517
Deferred tax assets - noncurrent	1,235	31
Goodwill	193,992	193,992
Intangible assets, net	74,110	78,539
	275,467	279,070
	$330,844	$328,885
Liabilities and Members' Deficit
Current Liabilities
Current portion of long-term debt	$1,092	$1,102
Current portion of fair value of contingent consideration	5,362	5,160
Accounts payable, accrued expenses and other current liabilities	17,970	15,720
Accrued compensation	7,179	9,273
Accrued interest	4,674	10,026
Total current liabilities	36,277	41,281
Long-term debt, net of current portion	336,877	324,329
Deferred tax liabilities	8,794	8,451
Accrued Management Fees	4,140	3,570
Fair value of contingent consideration, net of current portion	2,500	2,440
Other liabilities	1,193	1,308
Members' Deficit	(58,937)	(52,494)
	$330,844	$328,885

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2014 and 2013

Unaudited

(in thousands)

	Three Months Ended
	March 31,
	2014	2013
Net revenue	$57,044	$60,967
Operating costs and expenses:
Cost of services	31,658	33,789
Selling, general and administrative expenses	15,293	16,366
Provision for doubtful accounts	3,723	4,338
Intangible asset amortization expense	4,429	4,709
Management fees	580	617
Acquisition and business development costs	146	38
Change in fair value of contingent consideration	262	1,955
Total operating costs and expenses	56,091	61,812
Income (loss) from operations	953	(845)
Other income (expense):
Interest expense	(8,394)	(7,958)
Other income	7	8
Total other expense, net	(8,387)	(7,950)
Loss before income taxes	(7,434)	(8,795)
Income tax benefit	(861)	(1,118)
Net loss	$(6,573)	$(7,677)

See Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2014 and 2013

Unaudited

(in thousands)

	2014	2013
Cash Flows From Operating Activities
Net loss	$(6,573)	$(7,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,553	5,842
Amortization of deferred debt issue costs	491	458
Amortization of original issue discount on debt	111	64
Deferred income taxes	(861)	(1,126)
Equity compensation costs	130	53
Change in fair value of contingent consideration	262	1,955
Gain on disposal of property	(7)	(8)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(4,403)	(1,929)
Prepaid income taxes	—	(145)
Prepaid expenses	(214)	(429)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	2,597	371
Accrued compensation	(2,094)	(427)
Accrued interest	(5,352)	(5,302)
Net cash used in operating activities	(10,360)	(8,300)
Cash Flows From Investing Activities
Purchases of property and equipment	(733)	(1,061)
(Increase) decrease in deposits and other noncurrent assets	9	(200)
Payment of contingent notes	—	(6,513)
Net cash used in investing activities	(724)	(7,774)
Cash Flows From Financing Activities
Payments of capitalized lease obligations	(34)	(24)
Payments of subordinated notes payable	(250)	—
Net borrowings under revolver	12,700	6,600
Payment of debt issuance costs	(14)	—
Net cash provided by financing activities	12,402	6,576
Net increase (decrease) in cash	1,318	(9,498)
Cash and cash equivalents, beginning	1,407	10,842
Cash and cash equivalents, ending	$2,725	$1,344

Condensed Consolidated Statements of Cash Flows - (Continued)

Three Months Ended March 31, 2014 and 2013

Unaudited

(in thousands)

	2014	2013
Supplemental Disclosures of Cash Flow Information
Cash interest payments	$13,113	$12,706
Cash tax payments	$—	$177

Supplemental Schedule of Noncash Investing and Financing Activities
Capital lease obligations	$11	$100

See Notes to Condensed Consolidated Financial Statements.

Note 1.	Nature of Business and Significant Accounting Policies

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

The accompanying consolidated balance sheet as of December 31, 2013, which was derived from the audited financial statements as of December 31, 2013 of Aurora Diagnostics Holdings, LLC, and the accompanying unaudited condensed consolidated financial statements as of and for the three month periods ended March 31, 2014 and March 31, 2013 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2014.

Working Capital

The Company requires significant cash flow to service its debt obligations.  The reductions in Medicare reimbursement for 2013 and 2014, and the corresponding reduction in reimbursement from non-governmental payors, together with increases in certain operating costs for 2013, have had a significant negative impact on the Company’s cash flows. As of March 31, 2014, the Company had $25.1 million available under its revolving credit facility. The Company’s management believes the Company’s cash and cash equivalents, together with cash from operations and the amount available under its revolving credit facility, will be sufficient to fund its working capital requirements through 2014. In order to access the amounts available under its revolving credit facility, the Company must meet the financial tests and ratios contained in its senior secured credit facility. The Company’s management currently expects to meet these financial tests and ratios at least through the end of 2014. The Company may undertake acquisitions which it believes would add to earnings and performance with respect to the credit facility interest coverage ratio.  Furthermore, the Company is reviewing refinancing opportunities for the revolving credit facility due May 2015 and term loan facility due May 2016.  Nonetheless, the Company may not achieve all of its business goals and objectives and events beyond its control could affect its ability to meet these financial tests and ratios and limit its ability to access the amounts otherwise available under its Company’s revolving credit facility.

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

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

Reclassifications

Certain prior period amounts have been reclassified between balance sheet line items to conform to the current year presentation. These reclassifications include the separate disclosure of non-current deferred tax assets and the reclassification and separate disclosure of accrued management fees from current liabilities to long-term liabilities. The reclassification of accrued management fees reflects the Company’s agreement in connection with the third amendment to its credit facility in April 2013 to not make any payments of management or similar fees until payment in full of all loans under the credit facility, including the term loan due May 2016.

Recent Accounting Standards Updates

In April 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-07, "Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting." This ASU clarifies when an entity should apply the liquidation basis of accounting and provides principles for the measurement of associated assets and liabilities, as well as required disclosures. The amendments in this standard are effective prospectively for entities that determine liquidation is imminent for reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-07 has not had a material effect on the Company’s financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." The FASB's objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. New recurring disclosures are not required because the ASU does not affect the recognition or measurement of uncertain tax positions under ASC 740. This ASU is effective for reporting periods beginning after December 15, 2013 with early adoption permitted. The adoption of ASU 2013-11 has not had a material effect on the Company’s financial position, results of operations or cash flows.

Note 2.	Accounts Receivable

Accounts receivable consist of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013
Accounts Receivable	48,854	44,557
Less: Allowance for doubtful accounts	(15,768)	(15,874)
Accounts receivable, net	33,086	28,683

Note 3.	Goodwill and Intangible Assets

The following table presents adjustments to goodwill during the three months ended March 31, 2014 and the year ended December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013
Goodwill, beginning of period	$193,992	$243,481
Contingent notes (a)	—	3,372
Goodwill impairment	—	(52,861)
Goodwill, end of period	$193,992	$193,992
(a)	Related to acquisitions completed prior to January 1, 2009.

As of March 31, 2014 and December 31, 2013, the Company had accumulated impairment charges related to goodwill of $220.6 million.

The Company’s balances for intangible assets as of March 31, 2014 and December 31, 2013 and the related accumulated amortization are set forth in the table below (in thousands):

		Weighted Average	March 31, 2014
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	9	$127,550	$(75,660)	$51,890
Health care facility agreements	4 – 13	11	27,470	(6,022)	21,448
Noncompete agreements	3 – 5	5	4,258	(3,486)	772
Total intangible assets			$159,278	$(85,168)	$74,110

		Weighted Average	December 31, 2013
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	9	$127,550	$(71,916)	$55,634
Health care facility agreements	4 – 13	11	27,470	(5,485)	21,985
Noncompete agreements	3 – 5	5	4,258	(3,338)	920
Total intangible assets			$159,278	$(80,739)	$78,539

For the three months ended March 31, 2014 and 2013, the Company recorded amortization expense of $4.4 million and $4.7 million, respectively, related to its intangible assets. As of March 31, 2014, estimated future amortization expense is as follows (in thousands):

Year Ending December 31,
Remainder of 2014	$13,278
2015	17,414
2016	16,911
2017	11,304
2018	3,957
Thereafter	11,246
$74,110

Note 4.	Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities as of March 31, 2014 and December 31, 2013 consist of the following (in thousands):

	March 31,	December 31,
	2014	2013
Accounts payable	$7,999	$6,334
Reserve for medical claims	5,103	4,977
Other accrued expenses	4,868	4,409
	$17,970	$15,720

Note 5.	Long-Term Debt

On May 26, 2010, the Company entered into a $335.0 million credit facility with Barclays Bank PLC and certain other lenders. This credit facility, which is collateralized by substantially all of the Company’s assets and guaranteed by all of the Company’s subsidiaries, included a $225.0 million senior secured first lien term loan facility that matures May 2016. The credit facility also included a $110.0 million senior secured first lien revolving credit facility that matures May 2015, of which $50.0 million became available upon the closing of the new credit facility and $60.0 million became available on December 20, 2010, when the Company amended the credit facility and issued $200.0 million unsecured Senior Notes, as described below. Prior to the third amendment of the credit facility, as described below, the Company’s term loan facility bore interest, at the Company’s option, at a rate initially equal to the prime rate plus 3.25 percent per annum or LIBOR (subject to a floor of 2.00 percent) plus 4.25 percent per annum, or 6.25 percent. In connection with the issuance of the $200.0 million unsecured Senior Notes, the Company’s credit facility was amended and restated on December 20, 2010.

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

On April 24, 2013, the Company entered into a third amendment to the credit facility, which increased the applicable margin on certain term loans and revolving loans from 4.25 percent to 4.75 percent with respect to LIBOR rate loans and from 3.25 percent to 3.75 percent with respect to base rate loans. It also provides for the adjustment of the senior secured leverage ratio requirements from 3.00:1.00 to (i) 3.50:1.00 for any fiscal quarter ending during the period from September 30, 2013 to September 30, 2014, and (ii) 3.25:1.00 for any fiscal quarter ending December 31, 2014 and thereafter. In connection with the third amendment, the Company recorded approximately $0.6 million of additional debt discount related to the term loan facility and $0.3 million of deferred debt issue costs related to the revolving credit facility. As of March 31, 2014 the balance outstanding under the term loan facility was $102.5 million and the balance outstanding under its revolving credit facility was $34.9 million. As of March 31, 2014 the Company had $25.1 million available under its revolving credit facility and was in compliance with all loan covenants.

Note 5.	Long-Term Debt (Continued)

On December 20, 2010, the Company issued $200.0 million in unsecured Senior Notes that mature on January 15, 2018. The Senior Notes bear interest at an annual rate of 10.75 percent, which is payable each January 15 and July 15. In accordance with the Senior Notes indenture, the Company is subject to certain limitations on issuing additional debt and is required to submit quarterly and annual financial reports. The Senior Notes are redeemable at the Company’s option beginning on January 15, 2015 at 105.375 percent of par, plus accrued interest. The redemption price decreases to 102.688 percent of par on January 15, 2016 and to 100 percent of par on January 15, 2017. Under certain circumstances, prior to January 15, 2015, the Company may at its option redeem all, but not less than all, of the notes at a redemption price equal to 100 percent of the principal amount of the notes, plus accrued interest and a premium as defined in the Senior Notes indenture. The Senior Notes rank equally in right of repayment with all of the Company’s other senior indebtedness, but are subordinated to the Company’s secured indebtedness to the extent of the value of the assets securing that indebtedness. The Company used a portion of the proceeds from the issuance of the Senior Notes to repay $110.0 million of the $224.4 million principal then owed under the term loan portion of its $335.0 million credit facility.

In connection with the final settlement of one of its contingent notes, effective June 26, 2013, the Company agreed to pay $2.0 million in 24 equal monthly installments, plus 8 percent interest on the unpaid balance, through June 2015.   As of March 31, 2014, the unpaid principal balance under this subordinated note was $1.3 million.

Long-term debt consists of the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013
Senior Notes	$200,000	$200,000
Term loan	102,500	102,500
Revolver	34,900	22,200
Note payable	1,250	1,500
Capital lease obligations	271	293
	338,921	326,493
Less:
Original issue discount, net	(952)	(1,062)
Current portion	(1,092)	(1,102)
Long-term debt, net of current portion	$336,877	$324,329

As of March 31, 2014, estimated future debt principal payments are as follows (in thousands):

Year Ending December 31,
Remainder of 2014	$823
2015	35,477
2016	102,578
2017	38
2018	200,005
$338,921

Note 6.	Contingent Consideration

In connection with certain of its acquisitions, the Company agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements.

For acquisitions prior to January 1, 2009, the Company did not accrue contingent consideration obligations prior to the attainment of the objectives and the amount owed had become fixed and determinable. The Company paid consideration under contingent notes related to acquisitions completed prior to January 1, 2009 of $3.4 million for the three months ended March 31, 2013. The Company made no payments in the three months ended March 31, 2014.

In connection with one of the acquisitions completed prior to January 1, 2009, in April 2014 the sellers agreed to repay to the Company $1.2 million as final settlement of the contingent note.   The agreement to repay $1.2 million relates to an acquisition for which the full balance of goodwill was previously written off during 2012.  Therefore, the Company expects to record a $1.2 million gain as part of the change in fair value of contingent consideration in its statement of operations for the quarter ending June 30, 2014. The Company received the $1.2 million of repayments in April 2014.

Note 6.	Contingent Consideration (Continued)

For acquisitions since January 1, 2009, the Company recorded liabilities for the fair value of the contingent consideration issued as of the acquisition date.  The Company paid consideration under contingent notes related to acquisitions completed after January 1, 2009 of $3.1 million for the three months ended March 31, 2013. The Company made no payments in the three months ended March 31, 2014. Assuming the practices acquired after January 1, 2009 achieve the maximum level of stipulated operating earnings, the maximum principal amount of contingent consideration payable over the next three years is approximately $35.8 million. A lesser amount will be paid if the practices’ earnings are below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. Future payments for acquisitions completed subsequent to January 1, 2009 will be reflected in the change in the fair value of the contingent consideration. The total fair value of the contingent consideration reflected in the accompanying condensed consolidated condensed balance sheets as of March 31, 2014 and December 31, 2013 is $7.9 million and $7.6 million, respectively.

Note 7.	Related Party Transactions

Acquisition Target Consulting Agreement

The Company has a professional services agreement with an entity owned by two of the Company’s members.  Under this agreement, the entity provides certain acquisition target identification consulting services to the Company. In exchange for these services the Company pays to the entity a monthly retainer of $12,000, plus reimbursable expenses. The entity also earns a success fee of $65,000 for each identified acquisition consummated by the Company. The entity also will be paid a fee of 8 percent of revenue for certain new business development efforts as outlined in the professional services agreement. The Company paid the entity a total of $26,000 and $51,000 during the three month periods ended March 31, 2014 and 2013, respectively. As of March 31, 2014 the Company owed the entity $13,000 under this arrangement. No amounts were owed to the entity as of December 31, 2013.

Management and Financial Advisory Agreement

On June 2, 2006, the Company, through its wholly-owned subsidiary, and two members of the Company entered into a management services agreement. On June 12, 2009 the management agreement was amended to substitute a new member for one of the original members. The agreement calls for the members and their affiliates to provide certain financial and management advisory services in connection with the general business planning and forecasting and acquisition and divestiture strategies of the Company. In exchange for the services, the Company pays fees equal to 1.0 percent of revenues plus expenses to the members.

In connection with the third amendment to the Company’s credit facility in April 2013, the Company has agreed to not make any payments of management or similar fees until payment in full of all loans under the credit facility, provided that such management or similar fees shall continue to accrue.  As of March 31, 2014 and December 31, 2013, $4.1 million and $3.6 million, respectively, of these management fees are reflected in long-term liabilities in the accompanying condensed consolidated balance sheets. The consolidated condensed statements of operations include management fees of $0.6 million for each of the three month periods ended March 31, 2014 and 2013. The Company paid expenses of $6,000 and $12,000 for the three months ended March 31, 2014 and 2013, respectively. However, the Company has made no management fee payments during 2013 or 2014.

Facilities Lease Agreements

The Company currently leases five of its facilities from entities owned by physician employees or affiliated physicians who are also former owners of the acquired practices. The leases provide for monthly aggregate base payments of approximately $76,000 and expire in December 2014, April 2017, December 2019, October 2020 and June 2022. Rent paid to the related entities was $0.2 million and $0.3 million in the three months ended March 31, 2014 and 2013, respectively.

Note 7.	Related Party Transactions (Continued)

Executive Management Agreement

On March 12, 2013, Daniel D. Crowley was appointed as the Chief Executive Officer and President of the Company. In connection with the appointment of Mr. Crowley, the Company entered into an agreement with Dynamic Healthcare Solutions (“DHS”), of which Mr. Crowley is the founder and a principal. Pursuant to the agreement, the Company pays DHS a monthly fee of $100,000, plus reasonable out of pocket expenses and hourly fees for DHS staff (other than Mr. Crowley) that provide services under the agreement. The agreement may be terminated by the Company with thirty days notice, subject to the payment of termination fees in certain circumstances as prescribed in the agreement. In addition, the agreement requires the Company to pay DHS a success fee in the event that a change of control of the Company occurs at any time during the term of the agreement or the one-year period following the termination of the agreement. The amount of the success fee would be based on the valuation of the Company at the time of the change of control. Other than the agreement with DHS, Mr. Crowley does not receive any direct or indirect compensation or benefits from the Company. During the three months ended March 31, 2014 and 2013, the Company paid $0.5 million and $0.3 million, respectively, to DHS.  The payments in the three months ended March 31, 2013 included a retainer of $0.2 million, which is included in deposits and other non-current assets as of March 31, 2014 and December 31, 2013.

Healthcare Administration Services

Effective December 1, 2013 the Company entered into an agreement with HealthSmart Benefit Solutions, Inc. (“HBS”), of which Mr. Crowley is the Executive Chairman and President. Pursuant to the agreement, the Company pays HBS approximately $23,000 per month to process claims under its self-insured health benefits plan and to perform other health plan related services. Premiums for the Company’s stop loss coverage are collected by HBS and remitted to the coverage provider.  During the three months ended March 31, 2014, the Company paid $0.2 million, inclusive of the stop loss premiums, to HBS.  As of March 31, 2014 and December 31, 2013, $65,000 and $67,000, respectively, of these premiums and fees are reflected in accounts payable, accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.

Acquisition Consulting Services

Since September 2013, on an as needed basis the Company has engaged Crowley Corporate Legal Strategy (“CCLS”), to provide acquisition consulting services.  Matt Crowley is a principal of CCLS and son of Daniel D. Crowley, the Company’s CEO. During the three months ended March 31, 2014, the Company paid $18,000 to CCLS.

Note 8.	Equity-Based Compensation

On July 6, 2011, the Company adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan for the grant of options to purchase units of Aurora Diagnostics Holdings, LLC to employees, officers, managers, consultants and advisors of the Company and its affiliates. As of March 31, 2014, the Company has authorized the grant of up to 1,931,129 options and reserved the equivalent number of units for issuance upon the future exercise of awards pursuant to the plan. As of March 31, 2014, 1,724,880 options were outstanding and an additional 206,249 options were available for grant. Out of the total 1,724,880 options outstanding as of March 31, 2014, 440,423 were vested and 1,284,457 were unvested.

During the three months ended March 31, 2014, no options were granted and 57,620 options were cancelled. No options were exercised in the year ended December 31, 2013 or the three months ended March 31, 2014.  Selling, general and administrative expenses included equity compensation expense of $0.1 million and $53,000 for the three months ended March 31, 2014 and 2013. As of March 31, 2014, the total remaining unamortized equity compensation cost was approximately $1.0 million.

Note 9.	Commitments and Contingencies

During the ordinary course of business, the Company has become and may in the future become subject to pending and threatened legal actions and proceedings. The Company may have liability with respect to its employees and its pathologists. Medical malpractice claims are generally covered by insurance. While the Company believes the outcome of any such pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity, if the Company is ultimately found liable under any medical malpractice claims, there can be no assurance the Company’s medical malpractice insurance coverage will be adequate to cover any such liability. The Company may also, from time to time, be involved with legal actions related to the acquisition of and affiliation with physician practices, the prior conduct of such practices, or the employment (and restriction on competition) of its physicians. There can be no assurance any costs or liabilities for which the Company becomes responsible in connection with such claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. The Company had accrued $5.1 million and $5.0 million as of March 31, 2014 and December 31, 2013, respectively, for medical malpractice claims.

Note 9.	Commitments and Contingencies (Continued)

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

Contingent Notes

As discussed in Note 6, in connection with certain of its acquisitions, the Company agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. The computation of the annual operating earnings is subject to review and approval by the sellers prior to payment. In the event there is a dispute, the Company will pay the undisputed amount and then take reasonable efforts to resolve the dispute with the sellers. If the sellers are successful in asserting their dispute, the Company could be required to make additional payments in future periods.

The Company is in discussions with certain sellers regarding additional contingent note payment amounts.  These sellers have asserted the Company owes an aggregate of $2.2 million in excess of its calculations as of March 31, 2014.  The Company’s management believes its calculations are correct, but at this time cannot estimate what additional amount, if any, will ultimately be paid in connection with these contingent notes.

As discussed in Note 6, the Company received $1.2 million of repayments in April 2014 related to the final settlement of one of the acquisitions completed prior to January 1, 2009.  No further amounts are expected to be paid for acquisitions completed prior to January 1, 2009. The total maximum future payments for contingent consideration issued in acquisitions completed since January 1, 2009 was $35.8 million. Lesser amounts will be paid for earnings below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. Any future payments of contingent consideration will be reflected in the change in the fair value of the contingent consideration. As of March 31, 2014, the fair value of contingent consideration related to acquisitions completed since January 1, 2009 was $7.9 million, representing the present value of approximately $8.8 million in estimated future payments through 2018.

Purchase Obligations

The Company has entered into non-cancelable commitments to purchase reagents and other laboratory supplies. Under these agreements, the Company must purchase minimum amounts of reagents and other laboratory supplies through 2018.

At March 31, 2014, the remaining minimum purchase commitments are as follows:

Year Ending December 31,
Remainder of 2014	$1,004
2015	1,223
2016	660
2017	473
2018	321
$3,681

In connection with these commitments, the Company received lab testing equipment, to which the Company has either received title, or will receive title upon fulfillment of its purchase obligations under the respective commitment. The Company recorded the obligation under purchase commitment for the fair market value of the equipment, reduced by the cash paid. The remaining obligations under purchase commitments included in other liabilities in the accompanying condensed consolidated balance sheets were $1.2 million and $1.3 million as of March 31, 2014 and December 31, 2013, respectively.

Note 10.	Fair Value of Financial Instruments

Recurring Fair Value Measurements

As of March 31, 2014 and December 31, 2013, the fair value of contingent consideration related to acquisitions since January 1, 2009 was $7.9 million and $7.6 million, respectively. The fair value of contingent consideration is derived using valuation techniques that incorporate unobservable inputs and are considered Level 3 items. We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. Estimates for fair value of contingent consideration primarily involve two inputs, which are (i) the projections of the financial performance of the acquired practices that are used to calculate the amount of the payments and (ii) the discount rates used to calculate the present value of future payments. Changes in either of these inputs will impact the estimated fair value of contingent consideration. At March 31, 2014 the discount rates ranged from 14.4 percent to 15.4 percent.

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of March 31, 2014 (in thousands):

			Significant Other	Significant
		Quoted Prices	Observable	Unobservable
		in Active Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Current portion of fair value of contingent consideration	$5,362	$—	$—	$5,362
Fair value of contingent consideration, net of current portion	$2,500	$—	$—	$2,500

The following is a roll-forward of the Company’s Level 3 fair value instruments for the three months ended March 31, 2014 (in thousands):

	Beginning	Total (Gains) /			Ending
	Balance	Losses Realized			Balance
	January 1,	and Unrealized	Issuances	Settlements	March 31, 2014
Three months ended March 31, 2014
Contingent consideration	$7,600	$262	$—	$—	$7,862

Non-Recurring Fair Value Measurements

Certain assets that are measured at fair value on a non-recurring basis, including property and equipment and intangible assets, are adjusted to fair value only when the carrying values are greater than their fair values. The Company completed its latest annual impairment evaluations as of November 30, 2013 and recorded a write-off of goodwill and intangibles to reflect the then current estimated fair value of the impaired reporting units. The fair value was derived with fair value models utilizing unobservable inputs that therefore are considered Level 3 items.

As of March 31, 2014 and December 31, 2013, the carrying amounts of cash, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value based on the short maturity of these instruments. As of March 31, 2014 and December 31, 2013, the fair value of the Company’s long-term debt was $301.1 million and $287.2 million, respectively. The Company uses quoted market prices and yields for the same or similar types of borrowings in active markets when available to determine the fair value of the Company’s debt. These fair values are considered Level 2 items.

Note 11.	Income Taxes

The Company is a Delaware limited liability company. For federal income tax purposes, the Company is treated as a partnership. Accordingly, the Company is generally not subject to income taxes and the income attributable to the limited liability company is distributed to the members in accordance with the terms of the operating agreement. However, certain of the Company’s subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The provision for income taxes for these subsidiaries is reflected in the Company’s condensed consolidated financial statements and includes federal and state taxes currently payable and changes in deferred tax assets and liabilities, excluding the establishment of deferred tax assets and liabilities related to acquisitions. For the three months ended March 31, 2014 and 2013, the benefit for federal and state taxes was $0.9 million and $1.1 million, respectively.

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

The following tables present consolidating financial information as of March 31, 2014  and December 31, 2013 and for the three months ended March 31, 2014 and 2013 for (i) Aurora Diagnostics Holdings, LLC, (ii) on a combined basis, the subsidiaries of the Company that are guarantors of the Company’s Senior Notes (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of the Company that are not guarantors of the Company’s Senior Notes (the “Non-Guarantor Subsidiaries”). For presentation in the following tables, Subsidiary Guarantors includes revenue and expenses and assets and liabilities for those subsidiaries directly or indirectly 100 percent owned by the Company, including those entities that have contractual arrangements with affiliated physician groups. Essentially, all property and equipment reflected in the accompanying condensed consolidated balance sheets collateralize the Company’s debt. As such, as of March 31, 2014 and December 31, 2013, $2.8 million and $3.1 million, respectively, of property and equipment held by Non-Guarantor Subsidiaries are reflected under Subsidiary Guarantors in the following tables.

Condensed Consolidating Balance Sheets (in thousands):

	Aurora
	Diagnostics	Subsidiary	Non-Guarantor	Consolidating	Consolidated
March 31, 2014	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$2,586	$—	$139	$—	$2,725
Accounts receivable, net	—	15,341	17,745	—	33,086
Prepaid expenses and other assets	5,367	1,221	649	—	7,237
Prepaid income taxes	—	461	1,653	—	2,114
Deferred tax assets	—	70	214	—	284
Total current assets	7,953	17,093	20,400	—	45,446
Property and equipment, net	2,597	7,334	—	—	9,931
Other Assets:
Intercompany receivable	380,723	—	—	(380,723)	—
Deferred debt issue costs, net	5,622	—	—	—	5,622
Deposits and other noncurrent assets	361	128	19	—	508
Deferred tax assets - noncurrent	—	130	1,105	—	1,235
Goodwill	—	128,294	65,698	—	193,992
Intangible assets, net	—	43,772	30,338	—	74,110
	386,706	172,324	97,160	(380,723)	275,467
	$397,256	$196,751	$117,560	$(380,723)	$330,844
Liabilities and Members' Equity (Deficit)
Current Liabilities
Current portion of long-term debt	$1,018	$74	$—	$—	$1,092
Current portion of fair value of contingent consideration	—	3,542	1,820	—	5,362
Accounts payable, accrued expenses and other current liabilities	13,968	1,950	2,052	—	17,970
Accrued compensation	3,357	1,905	1,917	—	7,179
Accrued interest	4,674	—	—	—	4,674
Total current liabilities	23,017	7,471	5,789	—	36,277
Intercompany payable	—	279,229	101,494	(380,723)	—
Long-term debt, net of current portion	336,759	118	—	—	336,877
Deferred tax liabilities	—	1,017	7,777	—	8,794
Accrued management fees	4,140	—	—	—	4,140
Fair value of contingent consideration, net of current portion	—	—	2,500	—	2,500
Other liabilities	1,193	—	—	—	1,193
Members' Equity (Deficit)	32,147	(91,084)	—	—	(58,937)
	$397,256	$196,751	$117,560	$(380,723)	$330,844

	Aurora
	Diagnostics	Subsidiary	Non-Guarantor	Consolidating	Consolidated
December 31, 2013	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$1,200	$—	$207	$—	$1,407
Accounts receivable, net	—	12,855	15,828	—	28,683
Prepaid expenses and other assets	6,194	70	759	—	7,023
Prepaid income taxes	—	461	1,653	—	2,114
Deferred tax assets	—	70	214	—	284
Total current assets	7,394	13,456	18,661	—	39,511
Property and equipment, net	2,306	7,998	—	—	10,304
Other Assets:
Intercompany receivable	378,747	—	—	(378,747)	—
Deferred debt issue costs, net	5,991	—	—	—	5,991
Deposits and other noncurrent assets	366	132	19	—	517
Deferred tax assets - noncurrent	—	31	—	—	31
Goodwill	—	128,294	65,698	—	193,992
Intangible assets, net	—	46,658	31,881	—	78,539
	385,104	175,115	97,598	(378,747)	279,070
	$394,804	$196,569	$116,259	$(378,747)	$328,885
Liabilities and Members' Equity (Deficit)
Current Liabilities
Current portion of long-term debt	$1,017	$85	$—	$—	$1,102
Current portion of fair value of contingent consideration	—	3,410	1,750	—	5,160
Accounts payable, accrued expenses and other current liabilities	11,713	1,828	2,179	—	15,720
Accrued compensation	3,510	2,921	2,842	—	9,273
Accrued interest	10,026	—	—	—	10,026
Total current liabilities	26,266	8,244	6,771	—	41,281
Intercompany payable	—	279,128	99,619	(378,747)	—
Long-term debt, net of current portion	324,204	103	22	—	324,329
Deferred tax liabilities	—	1,044	7,407	—	8,451
Accrued management fees	3,570	—	—	—	3,570
Fair value of contingent consideration, net of current portion	—	—	2,440	—	2,440
Other liabilities	1,308	—	—	—	1,308
Members' Equity (Deficit)	39,456	(91,950)	—	—	(52,494)
	$394,804	$196,569	$116,259	$(378,747)	$328,885

Condensed Consolidating Statements of Operations (in thousands):

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
March 31, 2014	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$31,488	$25,556	$57,044
Operating costs and expenses:
Cost of services	—	13,003	18,655	31,658
Selling, general and administrative expenses	5,254	5,891	4,148	15,293
Provision for doubtful accounts	—	1,637	2,086	3,723
Intangible asset amortization expense	—	2,886	1,543	4,429
Management fees	580	—	—	580
Acquisition and business development costs	146	—	—	146
Change in fair value of contingent consideration	—	2,908	(2,646)	262
Total operating costs and expenses	5,980	26,325	23,786	56,091
Income (loss) from operations	(5,980)	5,163	1,770	953
Other (expense) income:
Interest expense	(5,656)	(233)	(2,505)	(8,394)
Other income	—	7	—	7
Total other expense, net	(5,656)	(226)	(2,505)	(8,387)
Income (loss) before income taxes	(11,636)	4,937	(735)	(7,434)
Income tax benefit	—	(126)	(735)	(861)
Net income (loss)	$(11,636)	$5,063	$—	$(6,573)

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
March 31, 2013	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$34,567	$26,400	$60,967
Operating costs and expenses:
Cost of services	—	13,937	19,852	33,789
Selling, general and administrative expenses	4,829	6,660	4,877	16,366
Provision for doubtful accounts	—	2,369	1,969	4,338
Intangible asset amortization expense	—	2,942	1,767	4,709
Management fees	(4,552)	10,299	(5,130)	617
Acquisition and business development costs	38	—	—	38
Change in fair value of contingent consideration	—	366	1,589	1,955
Total operating costs and expenses	315	36,573	24,924	61,812
Income (loss) from operations	(315)	(2,006)	1,476	(845)
Other (expense) income:
Interest expense	(5,235)	(202)	(2,521)	(7,958)
Other income	4	4	—	8
Total other expense, net	(5,231)	(198)	(2,521)	(7,950)
Loss before income taxes	(5,546)	(2,204)	(1,045)	(8,795)
Income tax provision (benefit)	6	(79)	(1,045)	(1,118)
Net loss	$(5,552)	$(2,125)	$—	$(7,677)

Condensed Consolidating Statements of Cash Flows (in thousands):

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
March 31, 2014	Holdings, LLC	Guarantors	Subsidiaries	Total
Net income (loss)	$(11,636)	$5,063	$—	$(6,573)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	1,002	6,506	(1,839)	5,669
Changes in assets and liabilities	144	(11,371)	1,771	(9,456)
Net cash (used in) provided by operating activities	(10,490)	198	(68)	(10,360)
Net cash used in investing activities	(560)	(164)	—	(724)
Net cash provided by (used in) financing activities	12,436	(34)	—	12,402
Net increase (decrease) in cash	1,386	—	(68)	1,318
Cash and cash equivalents, beginning of period	1,200	—	207	1,407
Cash and cash equivalents, end of period	$2,586	$—	$139	$2,725

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
March 31, 2013	Holdings, LLC	Guarantors	Subsidiaries	Total
Net loss	$(5,552)	$(2,125)	$—	$(7,677)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	826	4,101	2,311	7,238
Changes in assets and liabilities	(10,310)	3,471	(1,022)	(7,861)
Net cash (used in) provided by operating activities	(15,036)	5,447	1,289	(8,300)
Net cash used in investing activities	(613)	(5,425)	(1,736)	(7,774)
Net cash provided by (used in) financing activities	6,600	(24)	—	6,576
Net decrease in cash	(9,049)	(2)	(447)	(9,498)
Cash and cash equivalents, beginning of period	9,637	2	1,203	10,842
Cash and cash equivalents, end of period	$588	$—	$756	$1,344

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Some of the statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, or that describe our plans, goals, intentions, objectives, strategies, expectations, beliefs and assumptions, are forward-looking statements. The words “believe,” “may,” “might,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “expect,” “project,” “plan,” “objective,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. We caution that the forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of known and unknown risks, uncertainties and assumptions that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Factors that could contribute to these differences include, among other things:

—	changes in medical treatment or reimbursement rates or utilization for our anatomic and clinical pathology markets;
—	changes in payor regulations, policies or payor mix;
—	changes in regulation or regulatory policies;
—	competition for our diagnostic services, including the internalization of testing functions and technologies by our clients;
—	the failure to successfully collect for our services;
—	payor efforts to reduce utilization and reimbursement rates;
—	changes in product mix;
—	failure to successfully integrate or fully realize the anticipated benefits from our acquisitions within the expected time frames;
—	the discovery of unknown or contingent liabilities from acquired businesses;
—	the failure of our acquired assets to generate the level of expected returns;
—	disruptions or failures of our IT solutions or infrastructure;
—	the failure to adequately safeguard data;
—	loss of key executives, pathologists and technical personnel;
—	growth in demand for our services that exceeds our ability to adequately scale our infrastructure;
—	a decline in our rate of strategic or organic growth;
—	the loss of in-network status, with or our inability to collect from, health care insurers;
—	the availability of additional capital resources;
—	increased competition in our industry or the failure to maintain relationships with clients, including referring physicians and hospitals, and with payors;
—	the protection of our intellectual property;
—	general economic, business or regulatory conditions affecting the health care and diagnostic testing services industries;
—	the introduction of new or failure of old technologies, products or tests;
—	federal or state health care reform initiatives;
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
—

the other risks and uncertainties discussed under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in other documents filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

In addition, the 2013 Fee Schedule included the reduction of certain relative value units and geographic adjustment factors used to determine reimbursement for a number of our most commonly used pathology codes, including the components of code 88305, our most common code. In particular, the 2013 Fee Schedule implemented a 52 percent reduction in the technical component of code 88305 and a 2 percent increase in the professional component of code 88305. These changes in the components of code 88305 resulted in a blended reduction of the global code 88305 of approximately 33 percent. Additional changes were also made to other surgical pathology codes.

In 2013, CMS also announced its process for pricing over 100 new CPT codes for molecular diagnostics, which the American Medical Association had adopted in 2012.  CMS stated it would pay for the new molecular codes based on the Clinical Laboratory Fee Schedule, or CLFS, rather than the Physician Fee Schedule as some stakeholders had urged.  CMS also required that the Medicare Administrative Contractors “gapfill” the new codes and set an appropriate price for them.  That “gapfilling” process took place during 2013 and CMS announced the new prices for these codes in September 2013.  The median of the prices set by the contractors became the new prices for these codes, effective January 1, 2014.

In July, 2013, CMS issued the proposed 2014 Physician Fee Schedule Rule, which proposed several other policies affecting our services.  First, CMS stated that it was concerned that Medicare often pays more for services performed outside the hospital in locations such as clinical laboratories than it does for the same services performed in the hospital.  As a result, CMS proposed to change how it calculates the Relative Value Units (RVUs) used to calculate payments under the Physician Fee Schedule.  Where a service is paid at a lower rate in the hospital based on the hospital Outpatient Prospective Payment System (OPPS) than it is under the Physician Fee Schedule, CMS proposed to reduce the RVUs for that service in order to equalize the payment between the two systems.  According to CMS, the effect of this change, if implemented, would be a 25 percent reduction in aggregate payments to independent laboratories and a 6 percent reduction in payments to pathologists who work at hospitals or in group practices. However, in the Final Physician Fee Schedule Rule for 2014, which was issued on November 27, 2013, CMS chose not to implement this proposal, although it stated that it would develop a revised proposal that it would propose in the future.

In the 2014 Final Physician Fee Schedule Rule CMS also calculated the 2014 conversion factor using the Sustainable Growth Rate method, or SGR.  The new conversion factor represented a 20.1 percent reduction from the 2013 conversion factor.  On December 18, 2013, Congress passed legislation that enacted a 0.5 percent increase in the conversion factor, which was effective through March 31, 2014.  On April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014, or PAMA. PAMA extended the 0.5 percent increase through March 31, 2015.  Currently, Congress is considering a long-term fix to the SGR, which could eliminate the need for annual Congressional action to delay implementation of cuts resulting from the SGR. If Congress fails to act before March 31, 2015, or if it does not enact a long-term solution to the SGR, then future decreases in the Medicare physician schedule are possible.

In the 2014 Physician Fee Schedule Rule, CMS also changed CPT codes for certain stains we commonly use and reduced the RVUs related to those codes.  These changes as well as other limits on other commonly-used CPT codes resulted in decreased Medicare reimbursement for some of our services.  We estimate the changes to the 2014 Physician Fee Schedule will result in a reduction of our annualized Medicare revenue of approximately $3 million. We have experienced isolated reductions in reimbursement from non-governmental third-party payors tied to the Medicare reductions.  However, at this time we are unable to predict the extent to which non-governmental third-party payors will seek to reduce our reimbursement rates as a result of reductions in Medicare’s Physician Fee Schedule.

Finally, in the 2014 Proposed Rule, CMS also explained that it was concerned that payments for many codes paid under the CLFS had not been revised to reflect technological advances that have occurred since the CLFS was first implemented in 1984.  As a result, CMS proposed a procedure under which it would adjust the amount paid for various laboratory services to reflect technological changes.  CMS stated it expected it would take about five years to review all codes on the CLFS.   CMS adopted this proposal in the Final 2014 Physician Fee Schedule Rule.  However, in PAMA, Congress eliminated CMS’s authority to adjust prices based on technological changes; therefore, CMS is not expected to implement this adjustment procedure.

In PAMA, Congress instituted a new process for the review of rates paid for clinical laboratory services, which could have a significant impact on the rates paid for these services.  This process only applies to services paid based on the CLFS and would not affect the Medicare reimbursement for those of our services that are paid for under the Physician Fee Schedule.  Beginning in 2016, laboratories will be required to report to CMS the prices that they receive from third-party payors and the volumes of the tests paid at each payment level.  Payments reported must include any discounts, rebates, coupons or other price concessions, and any changes in prices paid during the applicable time period must also be reported.  Reporting must reflect payments from private payors, Medicare Advantage plans and Medicaid managed plans.  This reporting process will be repeated every three years, except for tests that are considered Advanced Diagnostic Laboratory Tests, or ADLTs, for which prices must be reported annually.  ADLTs are tests performed by a single laboratory and which consist of an analysis of multiple biomarkers of DNA, RNA or proteins combined with a unique algorithm; tests cleared or approved by FDA; or other tests defined by the Secretary of Health and Human Services. CMS is required to complete a rulemaking by June 30, 2015 establishing the data collection requirements.

Beginning in 2017, laboratory tests will be paid at the weighted median of all the reported prices; however, the reductions will be phased in over time.  From 2017 through 2019, reductions cannot be more that 10 percent of the amount paid in the year before.  From 2020 through 2022, reductions cannot be more than 15 percent of the amount paid in the year before.  When new tests are introduced, they will either be paid based on gapfilling or crosswalking unless they are ADLTs.  ADLTs will be paid at their list price for their first three quarters, and then will be paid at the new weighted median of the market price.  If the initial list price is more than 130% of the new price, then CMS may recoup the difference.  In addition, PAMA requires numerous other changes that will affect the coding and coverage for new tests and calls for the establishment of a new technical advisory panel to make recommendations to CMS on payment and coverage issues.  Based on our volume of clinical tests, we do not expect the changes to the CLFS to have a material impact on our revenue.

The Budget Control Act of 2011 created a Joint Select Committee on Deficit Reduction, which was tasked with recommending proposals to reduce spending. Under the law, the Joint Committee’s failure to achieve a targeted deficit reduction, or Congress’ failure to pass the Committee’s recommendations without amendment by December 23, 2011, would result in automatic across-the-board cuts to most discretionary programs. Automatic cuts also would be made to Medicare and would result in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and continuing through 2021. Because the Joint Committee was not able to agree on a set of deficit reduction recommendations for Congress to vote on, cuts went into effect in April 2013. This reduction was extended by PAMA through 2024.  We have estimated the impact of the cut, commonly referred to as sequestration, to be approximately $1.2 million in our annual Medicare revenue.

Results of Operations

The following table outlines our results of operations as a percentage of net revenue for the three months ended March 31, 2014 and 2013.

	Three Months Ended
	March 31,
	2014	2013
Net revenue	100%	100%
Operating costs and expenses:
Cost of services	55.5%	55.4%
Selling, general and administrative expenses	26.8%	26.8%
Provision for doubtful accounts	6.5%	7.1%
Intangible asset amortization expense	7.8%	7.7%
Management fees	1.0%	1.0%
Acquisition and business development costs	0.3%	0.1%
Change in fair value of contingent consideration	0.5%	3.2%
Total operating costs and expenses	98.3%	101.4%
Income (loss) from operations	1.7%	(1.4)%
Other income (expense):
Interest expense	(14.7)%	(13.1)%
Other income / (expense)	0.0%	0.0%
Total other expense, net	(14.7)%	(13.1)%
Loss before income taxes	(13.0)%	(14.4)%
Income tax benefit	(1.5)%	(1.8)%
Net Loss	(11.5)%	(12.6)%

Comparison of the Three Months Ended March 31, 2014 and 2013

Net revenue

Net revenue decreased approximately $4.0 million, or 6.4 percent, to $57.0 million for the quarter ended March 31, 2014, from $61.0 million for the quarter ended March 31, 2013.

Accession volume decreased by approximately 24,000, or 4.7 percent, to 497,000 for the quarter ended March 31, 2014, compared to 521,000 for the quarter ended March 31, 2013. Severe weather events along the East Coast had significant negative impacts on our accession volume and revenue for the first quarter of 2014.  We estimate winter storms resulted in the loss of approximately $1.9 million of revenue for the quarter ended March 31, 2014.  The average revenue per accession for the quarter ended March 31, 2014 was approximately $115, down from $117 in the quarter ended March 31, 2013, representing a $1.3 million reduction in revenue. The decrease in average revenue per accession and corresponding net revenue compared to same quarter in 2013 was due primarily to Medicare reductions, including changes to the 2014 Fee Schedule effective January 1, 2014 and sequestration, which became effective in April 2013. Partially offsetting the decrease in revenue was approximately $0.4 million in revenue from the new Aurora Research Institute which specializes in providing paraffin blocks and fresh tissue to pharmaceutical and research companies conducting research studies.

During the first quarter of 2014, we received contracts to provide our lab services at four new hospitals.  We began servicing the first of these hospitals effective March 1, 2014 and expect to fully service all four hospitals by October 2014.

We have estimated the changes to the 2014 Physician Fee Schedule, including the 0.5 percent increase in the conversion factor, represent a reduction of our annualized Medicare revenue of approximately $3 million. Furthermore, our average revenue per accession fluctuates as a result of changes in service mix, including the conversion of global fee arrangements to technical component (TC) or professional component (PC) arrangements and changes in test volume for women’s health pathology services and clinical tests. Women’s health services and clinical tests generally have lower revenue per accession and, therefore, may further decrease our average revenue per accession. In addition, our growth rates and average revenue per accession may be positively or negatively impacted by the reimbursement market and our service mix.

For the quarters ended March 31, 2014 and 2013, our pathology diagnostic testing services accounted for substantially all of our revenue.

Cost of services

Cost of services decreased approximately $2.1 million, or 6.3 percent, to $31.7 million for the quarter ended March 31, 2014, from $33.8 million for the quarter ended March 31, 2013. Costs of services per accession decreased about 1.7 percent for the quarter ended March 31, 2014 compared to the corresponding prior year period, primarily related to lower personnel related costs as a result of reductions in headcount and lower lab supplies expense.

As a percentage of net revenue, cost of services was 55.5 percent and 55.4 percent for the quarters ended March 31, 2014 and 2013, respectively, and our gross margins were 44.5 percent and 44.6 percent for the quarters ended March 31, 2014 and 2013, respectively. Cost of services and our related gross profit percentages may be positively or negatively impacted by market conditions and our service mix.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased approximately $1.1 million, or 6.6 percent, to $15.3 million for the quarter ended March 31, 2014 from $16.4 million for the quarter ended March 31, 2013. Selling, general and administrative expenses at corporate increased by approximately $0.4 million while expenses at our labs decreased by approximately $1.5 million for the quarter ended March 31, 2014 compared to the corresponding prior year period. Corporate selling, general and administrative costs reflected higher management services and consulting partially offset by lower severance. Selling, general and administrative expense reductions at our labs were primarily related to lower personnel related costs as a result of reductions in headcount and lower costs for electronic medical records systems donations.

As a percentage of net revenue, selling, general and administrative expenses were 26.8 percent for each of the quarters ended March 31, 2014 and 2013.

Provision for doubtful accounts

Our provision for doubtful accounts decreased approximately $0.6 million, or 14.2 percent, to $3.7 million for the quarter ended March 31, 2014, from $4.3 million for the quarter ended March 31, 2013. The decrease in the provision for doubtful accounts primarily related to our lower net revenue, as well as a lower percentage of our revenue from patients. As a percentage of net revenue, the provision for doubtful accounts decreased to 6.5 percent for the quarter ended March 31, 2014, compared to 7.1 percent for the quarter ended March 31, 2013.

The Company’s consolidated provision for doubtful accounts could be positively or negatively impacted by the provision for doubtful accounts for laboratories that we acquire in the future.

Intangible asset amortization expense

Amortization expense decreased to $4.4 million for the quarter ended March 31, 2014, from $4.7 million for the quarter ended March 31, 2013, as a result of certain intangible assets becoming fully amortized and $1.0 million of impairments of finite lived intangible assets recorded in November 2013. We generally amortize our intangible assets over lives ranging from 3 to 13 years.

Management fees

Management fees were approximately $0.6 million for the quarter ended March 31, 2014 and the quarter ended March 31, 2013. Management fees are based on 1.0 percent of net revenue plus expenses.

Acquisition and business development costs

Transaction costs associated with our completed acquisitions and business development costs related to our prospecting and unsuccessful acquisition activity increased to $146,000 for the quarter ended March 31, 2014, compared to approximately $38,000 for the quarter ended March 31, 2013, as a result of increased activity in evaluating acquisitions.

Change in fair value of contingent consideration

For the quarter ended March 31, 2014, we recorded a non-cash expense of $0.3 million for changes in the fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009.  This compared to $2.0 million for the quarter ended March 31, 2013.  These changes in the fair value relate to revisions in our projections to reflect recent results, as well as other variables such as the discount rate and actual payments made.

Interest expense

Interest expense increased by approximately $0.4 million, to $8.4 million for the quarter ended March 31, 2014, compared to $8.0 million for the quarter ended March 31, 2013. The increase in interest expense primarily related to higher average balances outstanding under our revolving credit facility and an increase of fifty basis points in the interest rate and higher amortization of deferred debt costs and debt discount related to the third amendment to the credit facility.

Provision for income taxes

We are a Delaware limited liability company for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Diagnostics Holdings, LLC in accordance with the terms of the Aurora Diagnostics Holdings LLC Limited Liability Company Agreement. We have made tax distributions to the members in amounts designed to provide such members with sufficient cash to pay taxes on their allocated income. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The benefit from federal and state income taxes for these subsidiaries, as reflected in our condensed consolidated financial statements, amounted to $0.9 million for the quarter ended March 31, 2014, compared to $1.1 million for the quarter ended March 31, 2013.

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

Prior to the third amendment of the credit facility, as described below, the credit facility bore interest, at our option, at a rate initially equal to the prime rate plus 3.25 percent per annum or LIBOR (subject to a floor of 2.00 percent) plus 4.25 percent per annum. On April 24, 2013, we entered into a third amendment to the credit facility, which increased the applicable margin on certain term loans and revolving loans from 4.25 percent  to 4.75 percent  with respect to LIBOR rate loans and from 3.25 percent  to 3.75 percent  with respect to base rate loans. It also provided for the adjustment of the senior secured leverage ratio requirements from 3.00:1.00 to (i) 3.50:1.00 for any fiscal quarter ending during the period from September 30, 2013 to September 30, 2014, and (ii) 3.25:1.00 for any fiscal quarter ending December 31, 2014 and thereafter. In connection with the third amendment, we recorded approximately $0.6 million of additional debt discount related to the term loan facility and $0.3 million of deferred debt issue costs related to the revolving credit facility. As of March 31, 2014 the balance outstanding under the Term Loan was $102.5 million. As of March 31, 2014, we had $34.9 million outstanding and $25.1 million available under the Revolver and were in compliance with all loan covenants.

On December 20, 2010, we issued $200.0 million in unsecured senior notes that mature on January 15, 2018, which we refer to as the Senior Notes. The Senior Notes bear interest at an annual rate of 10.75 percent , which is payable each January 15 and July 15. In accordance with the indenture governing the Senior Notes, we are subject to certain limitations on issuing additional debt and are required to submit quarterly and annual financial reports to the holders of our Senior Notes. The Senior Notes are redeemable at our option beginning on January 15, 2015 at 105.375 percent  of par, plus accrued interest. The redemption price decreases to 102.688 percent  of par on January 15, 2016 and to 100 percent  of par on January 15, 2017. Under certain circumstances, prior to January 15, 2015, we may at our option redeem all, but not less than all, of the Senior Notes at a redemption price equal to 100 percent  of the principal amount of the Senior Notes, plus accrued interest and a premium as defined in the Senior Notes indenture. The Senior Notes rank equally in right of repayment with all of our other senior indebtedness but are subordinated to our secured indebtedness to the extent of the value of the assets securing that indebtedness.

Contingent consideration for acquisitions prior to January 1, 2009

In connection with the majority of our acquisitions, we have agreed to pay additional consideration annually over future periods of three to five years, based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. For acquisitions prior to January 1, 2009, we did not accrue contingent consideration obligations prior to the attainment of the objectives and the amount owed became fixed and determinable and was agreed to by the sellers. For the three months ended March 31, 2013 we paid consideration under contingent notes of $3.4 million related to acquisitions prior to January 1, 2009, resulting in the recognition of additional goodwill. For the three months ended March 31, 2014 we made no payments related to acquisitions completed prior to January 1, 2009.

In connection with one of the acquisitions completed prior to January 1, 2009, in April 2014 the sellers agreed to repay to us $1.2 million as final settlement of the contingent note.   The agreement to repay $1.2 million relates to an acquisition for which the full balance of goodwill was previously written off during 2012.  Therefore, we expect to record a $1.2 million gain as part of the change in fair value of contingent consideration in our statement of operations for the quarter ending June 30, 2014. The Company received the $1.2 million of repayments in April 2014.

Contingent consideration for acquisitions subsequent to January 1, 2009

We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. These estimates involve significant projections regarding future performance of the acquired practices. If actual future results differ significantly from current estimates, the actual payments for contingent consideration will differ correspondingly. As of March 31, 2014, the fair value of contingent consideration related to the acquisitions since January 1, 2009 was $7.9 million, representing the present value of approximately $8.8 million in estimated future payments through 2016. The potential maximum principal amount of contingent consideration payable through 2016 is $35.8 million. Lesser amounts will be paid for earnings below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. For the three months ended March 31, 2013 we paid consideration under contingent notes of $3.1 million related to acquisitions completed since January 1, 2009. For the three months ended March 31, 2014 we made no payments under contingent notes related to acquisitions completed since January 1, 2009. Future payments will be reflected in the change in the fair value of the contingent consideration.

Cash and Working Capital

As of March 31, 2014, we had cash and cash equivalents of $2.7 million. Our primary uses of cash are to fund our operations, service debt, including payments due under our contingent notes, make acquisitions and purchase property and equipment. Cash used to fund our operations excludes the impact of non-cash items, such as the allowance for doubtful accounts, depreciation, impairments of goodwill and other intangible assets, changes in the fair value of the contingent consideration and non-cash stock-based compensation, and is impacted by the timing of our payments of accounts payable and accrued expenses and collections of accounts receivable.

As of March 31, 2014, we had working capital of $9.2 million.

We require significant cash flow to service our existing debt obligations. The reductions in Medicare reimbursement for 2013 and 2014, and the corresponding reduction in reimbursement from non-governmental payors, together with increases in certain operating costs for 2013, have had a significant negative impact on our free cash flows. As of March 31, 2014, we had $25.1 million available under our Revolver. We believe our current cash and cash equivalents, together with cash from operations and the amount available under our Revolver, will be sufficient to fund our working capital requirements through 2014. In order to access the amounts available under our Revolver, we must meet the financial tests and ratios contained in our senior secured credit facility. We currently expect to meet these financial tests and ratios at least through the end of 2014. Nonetheless, we may not achieve all of our business goals and objectives and events beyond our control could affect our ability to meet these financial tests and ratios and limit our ability to access the amounts otherwise available under our Revolver.

Cash flows for operating activities

Net cash used in operating activities during the three months ended March 31, 2014 was $10.4 million compared to $8.3 million during the three months ended March 31, 2013. Net cash used in operating activities for the three months ended March 31, 2014 reflected a net loss of $6.6 million and certain adjustments for non-cash items, including $5.6 million of depreciation and amortization, $0.6 million of amortization of original issue discount and debt issue costs, $0.9 million for deferred taxes, $0.1 million of equity compensation costs and non-cash charges of $0.3 million for the change in fair value of contingent consideration. Net cash used in operating activities for the three months ended March 31, 2014 also reflected increases and decreases in working capital, including a $4.4 million increase in accounts receivable, a $0.2 million increase in prepaid expenses, a $5.4 million decrease in accrued interest, a $2.1 million decrease in accrued compensation and a $2.6 million increase in accounts payable, accrued expenses and other current liabilities. As of March 31, 2014 our DSO (Days Sales Outstanding) was 52 days, which was up from 42 days as of December 31, 2013.  Various factors contributed to the increase in DSOs. Medicare collections slowed as a result of billing codes changed effective January 1, 2014 and the implementation of phase two of the Provider Enrollment, Chain and Ownership System, or PECOs, effective January 6, 2014.  DSOs were also negatively impacted by a commercial payor at one of our labs rejecting our bills as a result of a temporary system issue and delays in billing due to credentialing of newly hired physicians.  We have resubmitted the rejected bills which are now being paid.

Cash flows for investing activities

Net cash used in investing activities during the three months ended March 31, 2014 was $0.7 million compared to $7.8 million during the three months ended March 31, 2013. Net cash used in investing activities during the three months ended March 31, 2014 primarily consisted of $0.7 million of purchases of property and equipment.

Cash flows for financing activities

Net cash provided by financing activities for the three months ended March 31, 2014 was $12.4 million compared to $6.6 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, we borrowed a net of $12.7 million under our revolving credit facility and paid $0.3 million under a subordinated note payable.

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

Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as a substitute for measures of our financial performance as determined in accordance with GAAP, such as net income and operating income. Because other companies may calculate Adjusted EBITDA differently than we do, Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA has other limitations as an analytical tool when compared to the use of net income, which we believe is the most directly comparable GAAP financial measure, including:

—	Adjusted EBITDA does not reflect the provision of income tax expense in our various jurisdictions;
—	Adjusted EBITDA does not reflect the interest expense we incur;
—	Adjusted EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;
—	Adjusted EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and
—	Adjusted EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2014 (D)	2013 (D)
Net loss	$(6,573)	$(7,677)
Interest expense, net	8,394	7,958
Income tax provision	(861)	(1,118)
Depreciation and amortization	5,553	5,842
EBITDA	6,513	5,005
Management fees (A)	580	617
Change in fair value of contingent consideration (B)	262	1,955
Other charges (C)	269	83
Adjusted EBITDA, as defined	$7,624	$7,660
(A)	In accordance with our amended senior secured credit facility and the indenture governing our Senior Notes, management fees payable to affiliates are excluded from Adjusted EBITDA.
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
(D)

For purposes of calculating compliance ratios for our amended senior secured credit facility, Adjusted EBITDA would have also included an additional $1.2 million and $2.5 million for the three months ended March 31, 2014 and 2013, respectively, related to the add-back of certain costs as permitted by the credit agreement.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

During the three months ended March 31, 2014, there were no material changes in our commitments or contractual liabilities outside of the ordinary course of business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risks results primarily from fluctuations in interest rates. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2014. Based on that evaluation, the principal executive officer and principal financial officer of the Company have concluded that, as of March 31, 2014, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which could materially affect our business, financial condition, or results of operations. The risks described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2013 and in this Quarterly Report are not the only risks that we face. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or results of operations. There have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

AURORA DIAGNOSTICS HOLDINGS, LLC

Date:	May 13, 2014	By:	/s/ Michael C. Grattendick
Michael C. Grattendick
Vice President, Controller, and Treasurer
(Principal Financial Officer and Duly Authorized Officer)