Form 10-Q
period 2014-06-30
AURORA DIAGNOSTICS HOLDINGS LLC
filed 2014-08-12
CIK 1367832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act).

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2014	2013
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$1,411	$1,407
Accounts receivable, net	33,614	28,683
Prepaid expenses and other assets	6,424	7,023
Prepaid income taxes	2,133	2,114
Deferred tax assets	284	284
Total current assets	43,866	39,511
Property and equipment, net	9,419	10,304
Other Assets:
Deferred debt issue costs, net	6,052	5,991
Deposits and other noncurrent assets	723	548
Goodwill	197,053	193,992
Intangible assets, net	73,980	78,539
	277,808	279,070
	$331,093	$328,885
Liabilities and Members' Deficit
Current Liabilities
Current portion of long-term debt	$1,076	$1,102
Current portion of fair value of contingent consideration	4,730	5,160
Accounts payable, accrued expenses and other current liabilities	15,955	15,720
Accrued compensation	8,572	9,273
Accrued interest	10,034	10,026
Total current liabilities	40,367	41,281
Long-term debt, net of current portion	334,822	324,329
Deferred tax liabilities	9,257	8,451
Accrued Management Fees, related party	4,747	3,570
Fair value of contingent consideration, net of current portion	2,450	2,440
Other liabilities	1,192	1,308
Members' Deficit	(61,742)	(52,494)
	$331,093	$328,885

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2014 and 2013

Unaudited

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenue	$60,785	$62,974	$117,829	$123,941
Operating costs and expenses:
Cost of services	32,327	33,533	63,985	67,322
Selling, general and administrative expenses	14,639	16,649	29,932	33,015
Provision for doubtful accounts	4,012	4,357	7,735	8,695
Intangible asset amortization expense	4,430	4,704	8,859	9,413
Management fees, related party	608	631	1,188	1,248
Acquisition and business development costs	295	38	441	76
Change in fair value of contingent consideration	(804)	870	(542)	2,825
Total operating costs and expenses	55,507	60,782	111,598	122,594
Income from operations	5,278	2,192	6,231	1,347
Other income (expense):
Interest expense	(8,379)	(8,136)	(16,773)	(16,094)
Other income	7	10	14	18
Total other expense, net	(8,372)	(8,126)	(16,759)	(16,076)
Loss before income taxes	(3,094)	(5,934)	(10,528)	(14,729)
Income tax benefit	(170)	(794)	(1,031)	(1,912)
Net loss	$(2,924)	$(5,140)	$(9,497)	$(12,817)

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2014 and 2013

Unaudited

(in thousands)

	2014	2013
Cash Flows From Operating Activities
Net loss	$(9,497)	$(12,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,088	11,689
Amortization of deferred debt issue costs	981	940
Amortization of original issue discount on debt	221	162
Deferred income taxes	(1,032)	(1,920)
Equity compensation costs	249	131
Change in fair value of contingent consideration	(542)	2,825
Gain on disposal of property	(14)	(18)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(4,561)	(1,208)
Prepaid income taxes	(19)	(255)
Prepaid expenses	438	(161)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	986	(146)
Accrued compensation	(701)	434
Accrued interest	8	158
Net cash used in operating activities	(2,395)	(186)
Cash Flows From Investing Activities
Purchases of property and equipment	(1,298)	(1,633)
(Increase) decrease in deposits and other noncurrent assets	1	(200)
Contingent note repayments	1,213	-
Payment of contingent notes	(1,490)	(8,990)
Businesses acquired, net of cash acquired	(5,530)	—
Net cash used in investing activities	(7,104)	(10,823)
Cash Flows From Financing Activities
Payments of capitalized lease obligations	(65)	(58)
Payments of subordinated notes payable	(500)	—
Net borrowings under revolver	10,800	2,000
Payment of debt issuance costs	(732)	(900)
Net cash provided by financing activities	9,503	1,042
Net increase (decrease) in cash	4	(9,967)
Cash and cash equivalents, beginning	1,407	10,842
Cash and cash equivalents, ending	$1,411	$875

(Continued)

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Cash Flows - (Continued)

Six Months Ended June 30, 2014 and 2013

Unaudited

(in thousands)

	2014	2013
Supplemental Disclosures of Cash Flow Information
Cash interest payments	$15,501	$14,897
Cash tax payments	$110	$431

Supplemental Schedule of Noncash Investing and Financing Activities
Issuance of note payable	$—	$2,000
Capital lease obligations	$10	$100

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1.	Nature of Business and Significant Accounting Policies

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

In states where the Company is not permitted to directly own a medical services provider or for other commercial reasons, it performs only non-medical administrative and support services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine. In those states, the Company conducts business through entities that it controls, and it is these affiliated entities that employ the physicians who practice medicine. In such states, the Company generally enters into a contract that restricts the owners of the affiliated entity from transferring their ownership interests in the affiliated entity and otherwise provides the Company or its designee with a controlling voting or financial interest in the affiliated entity and its laboratory operations. This controlling financial interest generally is obtained pursuant to a long-term management services agreement between the Company and the affiliated entity. Under the management services agreement, the Company exclusively manages all aspects of the operation other than the provision of medical services. Generally, the affiliated entity has no operating assets because the Company acquired all of its operating assets at the time it acquired the related laboratory operations. In accordance with the relevant accounting literature, these affiliated entities are included in the condensed consolidated financial statements of Aurora Diagnostics Holdings, LLC.

The accompanying consolidated balance sheet as of December 31, 2013, which was derived from the audited financial statements as of December 31, 2013 of Aurora Diagnostics Holdings, LLC, and the accompanying unaudited condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2014 and June 30, 2013 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2014.

Working Capital

The Company requires significant cash flow to service its debt obligations.  The reductions in Medicare reimbursement for 2013 and 2014, and the corresponding reduction in reimbursement from non-governmental payors, together with increases in certain operating costs for 2013, have had a significant negative impact on the Company’s cash flows. As of June 30, 2014, the Company had $27.0 million available under its revolving credit facility. The Company’s management believes the Company’s cash and cash equivalents, together with cash from operations and the amount available under its revolving credit facility, will be sufficient to fund its working capital requirements through 2014. In order to access the amounts available under its revolving credit facility, the Company must meet the financial tests and ratios contained in its senior secured credit facility. The Company’s management currently expects to meet these financial tests and ratios at least through the end of 2014. The Company may undertake acquisitions which it believes would add to earnings and performance with respect to the credit facility covenants.  Nonetheless, the Company may not achieve all of its business goals and objectives and events beyond its control could affect its ability to meet these financial tests and ratios and limit its ability to access the amounts otherwise available under its Company’s revolving credit facility.

On July 31, 2014, as further described in Note 6, the Company entered into a new $220.0 million credit facility (the “New Credit Facility”) with Cerberus Business Finance, LLC. The new credit facility consists of a $165.0 million initial term loan, $30.0 million revolving credit line and $25.0 million delayed draw term loan. The Company used $145.6 million of the proceeds to retire its previous revolving credit facility due May 2015 and term loan facility due May 2016, including accrued interest and fees.

Note 1.Nature of Business and Significant Accounting Policies (Continued)

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

Reclassifications

Certain prior period amounts have been reclassified between balance sheet line items to conform to the current year presentation. These reclassifications include the separate disclosure of accrued management fees from current liabilities to long-term liabilities. The reclassification of accrued management fees reflects the Company’s agreement in connection with the third amendment to its credit facility in April 2013 to not make any payments of management or similar fees until payment in full of all loans under the credit facility, including the term loan due May 2016.

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

On June 30, 2014, the Company acquired 100% of the equity of two separate pathology practices for an aggregate net cash purchase price of $5.5 million.  In connection with one of these acquisitions, the Company issued contingent consideration payable over three years based upon the future performance of the acquired practice.  The acquisition date fair value of the contingent consideration issued was an estimated $0.6 million. The Company funded the cash portion of the purchase price for the acquisitions using funds drawn on its revolving credit facility.

Intangible assets acquired as the result of a business combination are recognized at fair value as an asset apart from goodwill if the asset arises from contractual or other legal rights or if it is separable.  The Company’s intangible assets, which principally consist of the fair value of customer relationships, health care facility agreements and non-competition agreements acquired in connection with the acquisition of diagnostic companies, are capitalized and amortized on the straight-line method over their useful life, which generally ranges from 3 to 15 years.  The estimated values of the assets acquired, liabilities assumed, and contingent consideration for the acquisitions on June 30, 2014 are preliminary and are expected to be finalized bySeptember 30, 2014.

Note 2.	Acquisitions (Continued)

The following table summarizes the estimated aggregate fair value of the assets acquired and liabilities assumed in connection with the acquisitions on June 30, 2014 (in thousands):

Cash	$240
Accounts receivable	370
Property and equipment	21
Intangible assets	4,300
Goodwill	3,061
Assets acquired	7,992

Fair value of contingent consideration	560
Deferred tax liabilities	1,662
Liabilities assumed	2,222

Net assets acquired	$5,770

Net assets acquired	$5,770
Less:
Cash acquired	(240)
Net cash paid for acquisitions, net of cash acquired	$5,530

Pro-forma information (unaudited)

The accompanying consolidated financial statements exclude the results of operations of the acquisitions acquired on June 30, 2014.

The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the 2014 acquisitions for the three month and six month period ended June 30, 2013 and 2014, after giving effect to amortization, depreciation, interest, income tax, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 2013.  Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2014 acquisitions and does not include operational or other changes which might have been effected by the Company.  The unaudited pro forma information for the three month and six month period ended June 30, 2013 and 2014 presented below is for illustrative purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenue	$62,289	$64,478	$120,837	$126,949

Net loss	$(2,598)	$(4,814)	$(8,845)	$(12,165)

Note 3.	Accounts Receivable

Accounts receivable consist of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
Accounts Receivable	$48,191	$44,557
Less: Allowance for doubtful accounts	(14,577)	(15,874)
Accounts receivable, net	$33,614	$28,683

Note 4.	Goodwill and Intangible Assets

The following table presents adjustments to goodwill during the six months ended June 30, 2014 and the year ended December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
Goodwill, beginning of period	$193,992	$243,481
Acquisitions	3,061	—
Contingent notes (a)	—	3,372
Goodwill impairment	—	(52,861)
Goodwill, end of period	$197,053	$193,992
(a)	Related to acquisitions completed prior to January 1, 2009.

As of June 30, 2014 and December 31, 2013, the Company had accumulated impairment charges related to goodwill of $220.6 million.

The Company’s balances for intangible assets as of June 30, 2014 and December 31, 2013 and the related accumulated amortization are set forth in the table below (in thousands):

		Weighted Average	June 30, 2014
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	9	$129,540	$(79,404)	$50,136
Health care facility agreements	4 – 15	11	29,250	(6,559)	22,691
Noncompete agreements	3 – 5	5	4,788	(3,635)	1,153
Total intangible assets			$163,578	$(89,598)	$73,980

		Weighted Average	December 31, 2013
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	9	$127,550	$(71,916)	$55,634
Health care facility agreements	4 – 13	11	27,470	(5,485)	21,985
Noncompete agreements	3 – 5	5	4,258	(3,338)	920
Total intangible assets			$159,278	$(80,739)	$78,539

For the six months ended June 30, 2014 and 2013, the Company recorded amortization expense of $8.9 million and $9.4 million, respectively, related to its intangible assets. As of June 30, 2014, estimated future amortization expense is as follows (in thousands):

Year Ending December 31,
Remainder of 2014	$9,138
2015	17,994
2016	17,491
2017	11,795
2018	4,359
Thereafter	13,203
$73,980

Note 5.	Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities as of June 30, 2014 and December 31, 2013 consist of the following (in thousands):

	June 30,	December 31,
	2014	2013
Accounts payable	$6,087	$6,334
Reserve for medical claims	4,904	4,977
Other accrued expenses	4,964	4,409
	$15,955	$15,720

Note 6.	Long-Term Debt

On May 26, 2010, the Company entered into a $335.0 million credit facility with Barclays Bank PLC and certain other lenders. This credit facility, which was collateralized by substantially all of the Company’s assets and guaranteed by all of the Company’s subsidiaries, included a $225.0 million senior secured first lien term loan facility that matures May 2016. The credit facility also included a $110.0 million senior secured first lien revolving credit facility that matures May 2015, of which $50.0 million became available upon the closing of the credit facility and $60.0 million became available on December 20, 2010, when the Company amended the credit facility and issued $200.0 million unsecured Senior Notes, as described below. Prior to the third amendment of the credit facility, as described below, the Company’s term loan facility bore interest, at the Company’s option, at a rate initially equal to the prime rate plus 3.25 percent per annum or LIBOR (subject to a floor of 2.00 percent) plus 4.25 percent per annum, or 6.25 percent. In connection with the issuance of the $200.0 million unsecured Senior Notes, the Company’s credit facility was amended and restated on December 20, 2010.

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

On April 24, 2013, the Company entered into a third amendment to the credit facility, which increased the applicable margin on certain term loans and revolving loans from 4.25 percent to 4.75 percent with respect to LIBOR rate loans and from 3.25 percent to 3.75 percent with respect to base rate loans. It also provides for the adjustment of the senior secured leverage ratio requirements from 3.00:1.00 to (i) 3.50:1.00 for any fiscal quarter ending during the period from September 30, 2013 to September 30, 2014, and (ii) 3.25:1.00 for any fiscal quarter ending December 31, 2014 and thereafter. In connection with the third amendment, the Company recorded approximately $0.6 million of additional debt discount related to the term loan facility and $0.3 million of deferred debt issue costs related to the revolving credit facility. As of June 30, 2014, the balance outstanding under the term loan facility was $102.5 million and the balance outstanding under its revolving credit facility was $33.0 million. As of June 30, 2014 the Company had $27.0 million available under its revolving credit facility and was in compliance with all loan covenants.

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

In connection with the final settlement of one of its contingent notes, effective June 26, 2013, the Company agreed to pay $2.0 million in 24 equal monthly installments, plus 8 percent interest on the unpaid balance, through June 2015.   As of June 30, 2014, the unpaid principal balance under this subordinated note was $1.0 million.

Long-term debt consists of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30,	December 31,
	2014	2013
Senior Notes	$200,000	$200,000
Term loan	102,500	102,500
Revolver	33,000	22,200
Note payable	1,000	1,500
Capital lease obligations	239	293
	336,739	326,493
Less:
Original issue discount, net	(841)	(1,062)
Current portion	(1,076)	(1,102)
Long-term debt, net of current portion	$334,822	$324,329

As of June 30, 2014, estimated future debt principal payments are as follows (in thousands):

Year Ending December 31,
Remainder of 2014	$541
2015	33,577
2016	102,578
2017	38
2018	200,005
$336,739

On July 31, 2014 the Company entered into a new $220.0 million credit facility with Cerberus Business Finance, LLC, which is referred to as the New Credit Facility.  The New Credit Facility consists of a $165.0 million initial term loan, $30.0 million revolving credit line and $25.0 million delayed draw term loan.  The Company used $145.6 million of the $165.0 million proceeds to retire its revolving credit facility due May 2015 and term loan facility due May 2016, including accrued interest and fees.  The delayed draw term loan facility is available through July 1, 2015 to pay the consideration for acquisitions, as permitted under the New Credit Facility, including acquisition related fees and expenses.

Each of the term loan, revolving credit line and delayed draw term loan under the New Credit Facility has a maturity of five years but is subject to an earlier maturity if the Company’s existing Senior Notes are not refinanced or their maturity is not extended prior to October 14, 2017.  Under the outstanding term loans, quarterly principal repayments of $0.5 million are due commencing on September 30, 2015 through December 31, 2016.  Quarterly principal repayments increase to $0.9 million on March 31, 2016 through June 30, 2017 and to $1.3 million on September 30, 2017 through June 30, 2018, with the balance due at maturity.

Note 6. Long-Term Debt (Continued)

The proceeds under the New Credit Facility were reduced by discounts of $5.1 million.  Additionally, the Company used $3.9 million of the proceeds to pay issuance costs in connection with the New Credit Facility. The remaining $10.4 million balance of the proceeds under the New Credit Facility initial term loan and the funds available under the $30.0 million revolving credit line are intended to be used to execute future acquisitions and for the Company’s general working capital and operational needs.  In connection with the retirement of its previous credit facility, the Company expects to record a $2.6 million non-cash charge to write off the unamortized balance of the related debt discount and deferred issuance costs.

At the Company’s option, the New Credit Facility will bear interest at LIBOR, with a 1.25% floor, plus 7%, or at a base rate, with a 2.25% floor, plus 6%. The New Credit Facility is secured by essentially all of the Company’s assets and unconditionally guaranteed by the Company and certain of the Company’s existing and subsequently acquired or organized domestic subsidiaries and is subject to certain financial covenants.

Note 7.	Contingent Consideration

In connection with certain of its acquisitions, the Company agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements.

For acquisitions prior to January 1, 2009, the Company did not accrue contingent consideration obligations prior to the attainment of the objectives and the amount owed had become fixed and determinable. In January 2013, the Company made the final contingent note payment of $3.4 million under contingent notes related to acquisitions completed prior to January 1, 2009.

In connection with one of the acquisitions completed prior to January 1, 2009, in April 2014 the sellers repaid to the Company $1.2 million in final settlement of the contingent note.   The $1.2 million repayment related to an acquisition for which the full balance of goodwill had been previously written off during 2012.  The Company also assumed approximately $0.1 million of liabilities and recorded a $1.1 million gain as part of the change in fair value of contingent consideration in its statement of operations for the quarter ended June 30, 2014.

For acquisitions since January 1, 2009, the Company recorded liabilities for the fair value of the contingent consideration issued as of the acquisition date.  The Company paid consideration under contingent notes related to acquisitions completed after January 1, 2009 of $1.5 million and $2.5 million for the three months ended June 30, 2014 and June 30, 2013, respectively, and $1.5 million and $5.6 million for the six months ended June 30, 2014 and June 30, 2013, respectively.  Future contingent note payments for acquisitions completed subsequent to January 1, 2009 will be reflected in the change in the fair value of the contingent consideration. The total fair value of the contingent consideration reflected in the accompanying condensed consolidated condensed balance sheets as of June 30, 2014 and December 31, 2013 is $7.2 million and $7.6 million, respectively.

Note 8.	Related Party Transactions

Acquisition Target Consulting Agreement

The Company has a professional services agreement with an entity owned by two of the Company’s members.  Under this agreement, the entity provides certain acquisition target identification consulting services to the Company. In exchange for these services the Company pays to the entity a monthly retainer of $12,000, plus reimbursable expenses. The entity also earns a success fee of $65,000 for each identified acquisition consummated by the Company. The entity also will be paid a fee of 8 percent of revenue for certain new business development efforts as outlined in the professional services agreement. The Company paid the entity a total of $0.2 million and $25,000 during the three months ended June 30, 2014 and 2013, respectively and $0.2 million and $77,000 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 the Company owed the entity $13,000 under this arrangement. No amounts were owed to the entity as of December 31, 2013.

Note 8.	Related Party Transactions (Continued)

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

In connection with the third amendment to the Company’s credit facility in April 2013, the Company agreed to not make any payments of management or similar fees until payment in full of all loans under the credit facility, provided that such management or similar fees shall continue to accrue.  As of June 30, 2014 and December 31, 2013, $4.7 million and $3.6 million, respectively, of these management fees are reflected in long-term liabilities in the accompanying condensed consolidated balance sheets. The condensed consolidated statements of operations include management fees of $0.6 million for each of the three month periods ended June 30, 2014 and 2013, and 1.2 million for each of the six month periods ended June 30, 2014 and 2013, respectively. The Company paid expenses of $12,000 and $11,000 for the three months ended June 30, 2014 and 2013, respectively, and $18,000 and $24,000 for the six months ended June 30, 2014 and 2013, respectively. However, the Company has made no management fee payments during 2013 or 2014.

In connection with the New Credit Facility entered into on July 31, 2014 the Company agreed to further defer payment of the then accrued management fees.  However, the Company would resume payment of management fees prospectively, effective August 1, 2014.

Facilities Lease Agreements

The Company currently leases five of its facilities from entities owned by physician employees or affiliated physicians who are also former owners of the acquired practices. The leases provide for monthly aggregate base payments of approximately $76,000 and expire in December 2014, April 2017, December 2019, October 2020 and June 2022. Rent paid to the related entities was $0.2 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively, and $0.4 million and $0.5 million in the six months ended June 30, 2014 and 2013, respectively.

Executive Management Agreement

On March 12, 2013, Daniel D. Crowley was appointed as the Chief Executive Officer and President of the Company. In connection with the appointment of Mr. Crowley, the Company entered into an agreement with Dynamic Healthcare Solutions (“DHS”), of which Mr. Crowley is the founder and a principal. Pursuant to the agreement, the Company pays DHS a monthly fee of $100,000, plus reasonable out of pocket expenses and hourly fees for DHS staff (other than Mr. Crowley) that provide services under the agreement. The agreement may be terminated by the Company with thirty days notice, subject to the payment of termination fees in certain circumstances as prescribed in the agreement. In addition, the agreement requires the Company to pay DHS a success fee in the event that a change of control of the Company occurs at any time during the term of the agreement or the one-year period following the termination of the agreement. The amount of the success fee would be based on the valuation of the Company at the time of the change of control. Other than the agreement with DHS, Mr. Crowley does not receive any direct or indirect compensation or benefits from the Company. The Company paid $0.7 million and $0.6 million, to DHS during the three months ended June 30, 2014 and 2013, respectively, and $1.2 million and $0.9 million, during the six months ended June 30, 2014 and 2013, respectively.  The payments in the six months ended June 30, 2013 included a retainer of $0.2 million, which is included in deposits and other non-current assets as of June 30, 2014 and December 31, 2013.

Healthcare Administration Services

Effective December 1, 2013 the Company entered into an agreement with HealthSmart Benefit Solutions, Inc. (“HBS”), of which Mr. Crowley is the Executive Chairman and President. Pursuant to the agreement, the Company pays fees to HBS of approximately $20,000 per month to process claims under its self-insured health benefits plan and to perform other health plan related services. Premiums for the Company’s stop loss coverage are collected by HBS and remitted to the coverage provider.  During the three and six months ended June 30, 2014, the Company paid $0.2 million and $0.4 million, respectively, inclusive of the stop loss premiums, to HBS. As of December 31, 2013, $67,000 of these premiums and fees were included in accounts payable, accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.  No balance was owed by the Company to HBS as of June 30, 2014.

Note 8.	Related Party Transactions (Continued)

Acquisition Consulting Services

Since September 2013, the Company has engaged Crowley Corporate Legal Strategy (“CCLS”), on an as needed basis, to provide acquisition consulting services.  Matt Crowley is a principal of CCLS and son of Daniel D. Crowley, the Company’s Chief Executive Officer. During the three and six months ended June 30, 2014, the Company paid $33,000 and $51,000, respectively, to CCLS.

Note 9.	Equity-Based Compensation

On July 6, 2011, the Company adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan for the grant of options to purchase units of Aurora Diagnostics Holdings, LLC to employees, officers, managers, consultants and advisors of the Company and its affiliates. As of June 30, 2014, the Company has authorized the grant of up to 1,931,129 options and reserved the equivalent number of units for issuance upon the future exercise of awards pursuant to the plan. As of June 30, 2014, 1,630,000 options were outstanding and an additional 301,129 options were available for grant. Out of the total 1,630,000 options outstanding as of June 30, 2014, 399,543 were vested and 1,230,457 were unvested.

During the six months ended June 30, 2014, no options were granted and 152,500 options were cancelled. No options were exercised in the year ended December 31, 2013 or the six months ended June 30, 2014.  Selling, general and administrative expenses included equity compensation expense of $0.1 million and $78,000 for the three months ended June 30, 2014 and 2013, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the total remaining unamortized equity compensation cost was approximately $0.9 million.

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

The Company may also, from time to time, be involved with legal actions related to the acquisition of and affiliation with physician practices, the prior conduct of such practices, or the employment (and restriction on competition) of its physicians. There can be no assurance any costs or liabilities for which the Company becomes responsible in connection with such claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. The Company had accrued $4.9 million and $5.0 million as of June 30, 2014 and December 31, 2013, respectively, for medical malpractice claims.

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

Contingent Notes

As discussed in Note 7, in connection with certain of its acquisitions, the Company agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. The computation of the annual operating earnings is subject to review and approval by the sellers prior to payment. In the event there is a dispute, the Company will pay the undisputed amount and then take reasonable efforts to resolve the dispute with the sellers. If the sellers are successful in asserting their dispute, the Company could be required to make additional payments in future periods.

The Company is in discussions with certain sellers regarding additional contingent note payment amounts.  These sellers have asserted the Company owes amounts in excess of its calculations as of June 30, 2014.  The Company’s management believes its calculations are correct, but at this time cannot estimate what additional amount, if any, will ultimately be paid in connection with these contingent notes.

Note 10.	Commitments and Contingencies (Continued)

As discussed in Note 7, the Company received $1.2 million of repayments in April 2014 related to the final settlement of one of the acquisitions completed prior to January 1, 2009.  No further amounts are expected to be paid for acquisitions completed prior to January 1, 2009. Future payments under contingent notes will be made if the practices achieve stipulated levels of earnings as outlined in their respective agreements. Any future payments of contingent consideration will be reflected in the change in the fair value of the contingent consideration. As of June 30, 2014, the fair value of contingent consideration related to acquisitions completed since January 1, 2009 was $7.2 million, representing the present value of approximately $8.2 million in estimated future payments through 2017.

Purchase Obligations

The Company has entered into non-cancelable commitments to purchase reagents and other laboratory supplies. Under these agreements, the Company must purchase minimum amounts of reagents and other laboratory supplies through 2018.

At June 30, 2014, the remaining minimum purchase commitments are as follows:

Year Ending December 31,
Remainder of 2014	$744
2015	1,337
2016	660
2017	473
2018	321
$3,535

In connection with these commitments, the Company received lab testing equipment, to which the Company has either received title, or will receive title upon fulfillment of its purchase obligations under the respective commitment. The Company recorded the obligation under purchase commitment for the fair market value of the equipment, reduced by the cash paid. The remaining obligations under purchase commitments included in other liabilities in the accompanying condensed consolidated balance sheets were $1.1 million and $1.3 million as of June 30, 2014 and December 31, 2013, respectively.

Note 11.	Fair Value of Financial Instruments

Recurring Fair Value Measurements

As of June 30, 2014 and December 31, 2013, the fair value of contingent consideration related to acquisitions since January 1, 2009 was $7.2 million and $7.6 million, respectively. The fair value of contingent consideration is derived using valuation techniques that incorporate unobservable inputs and are considered Level 3 items. We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. Estimates for fair value of contingent consideration primarily involve two inputs, which are (i) the projections of the financial performance of the acquired practices that are used to calculate the amount of the payments and (ii) the discount rates used to calculate the present value of future payments. Changes in either of these inputs will impact the estimated fair value of contingent consideration. At June 30, 2014 the discount rates ranged from 14.2 percent to 15.2 percent.

Note 11.	Fair Value of Financial Instruments (Continued)

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of June 30, 2014 (in thousands):

			Significant Other	Significant
		Quoted Prices	Observable	Unobservable
		in Active Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Current portion of fair value of contingent consideration	$4,730	$—	$—	$4,730
Fair value of contingent consideration, net of current portion	$2,450	$—	$—	$2,450

The following is a roll-forward of the Company’s Level 3 fair value instruments for the six months ended June 30, 2014 (in thousands):

	Beginning	Total (Gains) /			Ending
	Balance	Losses Realized			Balance
	January 1,	and Unrealized	Issuances	Settlements	June 30, 2014
Six months ended June 30, 2014
Contingent consideration	$7,600	$(542)	$560	$(438)	$7,180

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

As of June 30, 2014 and December 31, 2013, the carrying amounts of cash, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value based on the short maturity of these instruments. As of June 30, 2014 and December 31, 2013, the fair value of the Company’s long-term debt was $308.2 million and $287.2 million, respectively. The Company uses quoted market prices and yields for the same or similar types of borrowings in active markets when available to determine the fair value of the Company’s debt. These fair values are considered Level 2 items.

Note 12.	Income Taxes

The Company is a Delaware limited liability company. For federal income tax purposes, the Company is treated as a partnership. Accordingly, the Company is generally not subject to income taxes and the income attributable to the limited liability company is distributed to the members in accordance with the terms of the operating agreement. However, certain of the Company’s subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The provision for income taxes for these subsidiaries is reflected in the Company’s condensed consolidated financial statements and includes federal and state taxes currently payable and changes in deferred tax assets and liabilities, excluding the establishment of deferred tax assets and liabilities related to acquisitions. The benefit for federal and state taxes was $0.2 million and $0.8 million for the three months ended June 30, 2014 and 2013, respectively, and $1.0 million and $1.9 million, for the six months ended June 30, 2014 and 2013, respectively.

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

The following tables present consolidating financial information as of June 30, 2014  and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 for (i) Aurora Diagnostics Holdings, LLC, (ii) on a combined basis, the subsidiaries of the Company that are guarantors of the Company’s Senior Notes (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of the Company that are not guarantors of the Company’s Senior Notes (the “Non-Guarantor Subsidiaries”). For presentation in the following tables, Subsidiary Guarantors includes revenue and expenses and assets and liabilities for those subsidiaries directly or indirectly 100 percent owned by the Company, including those entities that have contractual arrangements with affiliated physician groups. Essentially, all property and equipment reflected in the accompanying condensed consolidated balance sheets collateralize the Company’s debt. As such, as of June 30, 2014 and December 31, 2013, $2.6 million and $3.1 million, respectively, of property and equipment held by Non-Guarantor Subsidiaries are reflected under Subsidiary Guarantors in the following tables.

Condensed Consolidating Balance Sheets (in thousands):

	Aurora
	Diagnostics	Subsidiary	Non-Guarantor	Consolidating	Consolidated
June 30, 2014	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$1,048	$—	$363	$—	$1,411
Accounts receivable, net	—	15,987	17,627	—	33,614
Prepaid expenses and other assets	4,809	1,069	546	—	6,424
Prepaid income taxes	—	470	1,663	—	2,133
Deferred tax assets	—	69	215	—	284
Total current assets	5,857	17,595	20,414	—	43,866
Property and equipment, net	2,660	6,759	—	—	9,419
Other Assets:
Intercompany receivable	377,830	—	—	(377,830)	—
Deferred debt issue costs, net	6,052	—	—	—	6,052
Deposits and other noncurrent assets	360	345	18	—	723
Goodwill	—	128,293	68,760	—	197,053
Intangible assets, net	—	40,886	33,094	—	73,980
	384,242	169,524	101,872	(377,830)	277,808
	$392,759	$193,878	$122,286	$(377,830)	$331,093
Liabilities and Members' Equity (Deficit)
Current Liabilities
Current portion of long-term debt	$1,018	$58	$—	$—	$1,076
Current portion of fair value of contingent consideration	—	2,740	1,990	—	4,730
Accounts payable, accrued expenses and other current liabilities	11,675	2,345	1,935	—	15,955
Accrued compensation	3,093	2,720	2,759	—	8,572
Accrued interest	10,034	—	—	—	10,034
Total current liabilities	25,820	7,863	6,684	—	40,367
Intercompany payable	—	273,013	104,817	(377,830)	—
Long-term debt, net of current portion	334,715	107	—	—	334,822
Deferred tax liabilities	—	978	8,279	—	9,257
Accrued management fees	4,747	—	—	—	4,747
Fair value of contingent consideration, net of current portion	—	—	2,450	—	2,450
Other liabilities	1,136	—	56	—	1,192
Members' Equity (Deficit)	26,341	(88,083)	—	—	(61,742)
	$392,759	$193,878	$122,286	$(377,830)	$331,093

	Aurora
	Diagnostics	Subsidiary	Non-Guarantor	Consolidating	Consolidated
December 31, 2013	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$1,200	$—	$207	$—	$1,407
Accounts receivable, net	—	12,855	15,828	—	28,683
Prepaid expenses and other assets	6,194	70	759	—	7,023
Prepaid income taxes	—	461	1,653	—	2,114
Deferred tax assets	—	70	214	—	284
Total current assets	7,394	13,456	18,661	—	39,511
Property and equipment, net	2,306	7,998	—	—	10,304
Other Assets:
Intercompany receivable	378,747	—	—	(378,747)	—
Deferred debt issue costs, net	5,991	—	—	—	5,991
Deposits and other noncurrent assets	366	163	19	—	548
Goodwill	—	128,294	65,698	—	193,992
Intangible assets, net	—	46,658	31,881	—	78,539
	385,104	175,115	97,598	(378,747)	279,070
	$394,804	$196,569	$116,259	$(378,747)	$328,885
Liabilities and Members' Equity (Deficit)
Current Liabilities
Current portion of long-term debt	$1,017	$85	$—	$—	$1,102
Current portion of fair value of contingent consideration	—	3,410	1,750	—	5,160
Accounts payable, accrued expenses and other current liabilities	11,713	1,828	2,179	—	15,720
Accrued compensation	3,510	2,921	2,842	—	9,273
Accrued interest	10,026	—	—	—	10,026
Total current liabilities	26,266	8,244	6,771	—	41,281
Intercompany payable	—	279,128	99,619	(378,747)	—
Long-term debt, net of current portion	324,204	103	22	—	324,329
Deferred tax liabilities	—	1,044	7,407	—	8,451
Accrued management fees	3,570	—	—	—	3,570
Fair value of contingent consideration, net of current portion	—	—	2,440	—	2,440
Other liabilities	1,308	—	—	—	1,308
Members' Equity (Deficit)	39,456	(91,950)	—	—	(52,494)
	$394,804	$196,569	$116,259	$(378,747)	$328,885

Condensed Consolidating Statements of Operations (in thousands):

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
June 30, 2014	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$34,545	$26,240	$60,785
Operating costs and expenses:
Cost of services	—	13,750	18,577	32,327
Selling, general and administrative expenses	4,640	5,964	4,035	14,639
Provision for doubtful accounts	—	1,892	2,120	4,012
Intangible asset amortization expense	—	2,886	1,544	4,430
Management fees	(470)	2,652	(1,574)	608
Acquisition and business development costs	295	—	—	295
Change in fair value of contingent consideration	—	90	(894)	(804)
Total operating costs and expenses	4,465	27,234	23,808	55,507
Income (loss) from operations	(4,465)	7,311	2,432	5,278
Other (expense) income:
Interest expense	(5,661)	(232)	(2,486)	(8,379)
Other income	1	6	—	7
Total other expense, net	(5,660)	(226)	(2,486)	(8,372)
Income (loss) before income taxes	(10,125)	7,085	(54)	(3,094)
Income tax benefit	—	(116)	(54)	(170)
Net income (loss)	$(10,125)	$7,201	$—	$(2,924)

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
June 30, 2013	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$35,620	$27,354	$62,974
Operating costs and expenses:
Cost of services	—	14,053	19,480	33,533
Selling, general and administrative expenses	5,074	6,768	4,807	16,649
Provision for doubtful accounts	—	2,157	2,200	4,357
Intangible asset amortization expense	—	2,937	1,767	4,704
Management fees	5,800	(2,815)	(2,354)	631
Acquisition and business development costs	38	—	—	38
Change in fair value of contingent consideration	—	1,011	(141)	870
Total operating costs and expenses	10,912	24,111	25,759	60,782
Income (loss) from operations	(10,912)	11,509	1,595	2,192
Other (expense) income:
Interest expense	(5,340)	(248)	(2,548)	(8,136)
Other income	1	9	—	10
Total other expense, net	(5,339)	(239)	(2,548)	(8,126)
Loss before income taxes	(16,251)	11,270	(953)	(5,934)
Income tax provision (benefit)	—	159	(953)	(794)
Net loss	$(16,251)	$11,111	$—	$(5,140)

	Aurora
For the Six Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
June 30, 2014	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$66,033	$51,796	$117,829
Operating costs and expenses:
Cost of services	—	26,753	37,232	63,985
Selling, general and administrative expenses	9,894	11,855	8,183	29,932
Provision for doubtful accounts	—	3,529	4,206	7,735
Intangible asset amortization expense	—	5,772	3,087	8,859
Management fees	(144)	5,682	(4,350)	1,188
Acquisition and business development costs	441	—	—	441
Change in fair value of contingent consideration	—	222	(764)	(542)
Total operating costs and expenses	10,191	53,813	47,594	111,598
Income (loss) from operations	(10,191)	12,220	4,202	6,231
Other (expense) income:
Interest expense	(11,317)	(464)	(4,992)	(16,773)
Other income	—	14	—	14
Total other expense, net	(11,317)	(450)	(4,992)	(16,759)
Income (loss) before income taxes	(21,508)	11,770	(790)	(10,528)
Income tax benefit	—	(241)	(790)	(1,031)
Net income (loss)	$(21,508)	$12,011	$—	$(9,497)

	Aurora
For the Six Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
June 30, 2013	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$70,187	$53,754	$123,941
Operating costs and expenses:
Cost of services	—	27,990	39,332	67,322
Selling, general and administrative expenses	9,903	13,428	9,684	33,015
Provision for doubtful accounts	—	4,526	4,169	8,695
Intangible asset amortization expense	—	5,879	3,534	9,413
Management fees	1,248	7,484	(7,484)	1,248
Acquisition and business development costs	76	—	—	76
Change in fair value of contingent consideration	—	1,377	1,448	2,825
Total operating costs and expenses	11,227	60,684	50,683	122,594
Income (loss) from operations	(11,227)	9,503	3,071	1,347
Other (expense) income:
Interest expense	(10,575)	(450)	(5,069)	(16,094)
Other income	5	13	—	18
Total other expense, net	(10,570)	(437)	(5,069)	(16,076)
Loss before income taxes	(21,797)	9,066	(1,998)	(14,729)
Income tax provision (benefit)	6	80	(1,998)	(1,912)
Net loss	$(21,803)	$8,986	$—	$(12,817)

Condensed Consolidating Statements of Cash Flows (in thousands):

	Aurora
For the Six Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
June 30, 2014	Holdings, LLC	Guarantors	Subsidiaries	Total
Net income (loss)	$(21,508)	$12,011	$—	$(9,497)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	2,003	7,415	1,533	10,951
Changes in assets and liabilities	16,221	(18,079)	(1,991)	(3,849)
Net cash (used in) provided by operating activities	(3,284)	1,347	(458)	(2,395)
Net cash used in investing activities	(6,436)	(1,282)	614	(7,104)
Net cash provided by (used in) financing activities	9,568	(65)	—	9,503
Net increase (decrease) in cash	(152)	—	156	4
Cash and cash equivalents, beginning of period	1,200	-	207	1,407
Cash and cash equivalents, end of period	$1,048	$-	$363	$1,411

	Aurora
For the Six Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
June 30, 2013	Holdings, LLC	Guarantors	Subsidiaries	Total
Net loss	$(21,803)	$8,986	$—	$(12,817)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	1,775	9,051	2,983	13,809
Changes in assets and liabilities	10,587	(10,631)	(1,134)	(1,178)
Net cash (used in) provided by operating activities	(9,441)	7,406	1,849	(186)
Net cash used in investing activities	(839)	(7,350)	(2,634)	(10,823)
Net cash provided by (used in) financing activities	1,100	(58)	—	1,042
Net decrease in cash	(9,180)	(2)	(785)	(9,967)
Cash and cash equivalents, beginning of period	9,637	2	1,203	10,842
Cash and cash equivalents, end of period	$457	$-	$418	$875

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In July 2013, CMS issued the proposed 2014 Physician Fee Schedule Rule, which proposed several other policies affecting our services.  First, CMS stated that it was concerned that Medicare often pays more for services performed outside the hospital in locations such as clinical laboratories than it does for the same services performed in the hospital.  As a result, CMS proposed to change how it calculates the Relative Value Units (RVUs) used to calculate payments under the Physician Fee Schedule.  Where a service is paid at a lower rate in the hospital based on the hospital Outpatient Prospective Payment System (OPPS) than it is under the Physician Fee Schedule, CMS proposed to reduce the RVUs for that service in order to equalize the payment between the two systems.  According to CMS, the effect of this change, if implemented, would be a 25 percent reduction in aggregate payments to independent laboratories and a 6 percent reduction in payments to pathologists who work at hospitals or in group practices. However, in the Final Physician Fee Schedule Rule for 2014, which was issued on November 27, 2013, CMS chose not to implement this proposal, although it stated that it would develop a revised proposal that it would propose in the future.

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

In the 2014 Physician Fee Schedule Rule, CMS also changed CPT codes for certain stains we commonly use and reduced the RVUs related to those codes.  These changes, as well as other limits on other commonly-used CPT codes, resulted in decreased Medicare reimbursement for some of our services.  We estimate the changes to the 2014 Physician Fee Schedule will result in a reduction of our annualized Medicare revenue of approximately $3 million. We have experienced isolated reductions in reimbursement from non-governmental third-party payors tied to the Medicare reductions.  However, at this time we are unable to predict the extent to which non-governmental third-party payors will seek to reduce our reimbursement rates as a result of reductions in Medicare’s Physician Fee Schedule.

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

Beginning in 2017, laboratory tests will be paid at the weighted median of all the reported prices; however, the reductions will be phased in over time.  From 2017 through 2019, reductions cannot be more that 10 percent of the amount paid in the prior year.  From 2020 through 2022, reductions cannot be more than 15 percent of the amount paid in the prior year.  When new tests are introduced, they will either be paid based on gapfilling or crosswalking unless they are ADLTs.  ADLTs will be paid at their list price for their first three quarters and then will be paid at the new weighted median of the market price.  If the initial list price is more than 130% of the new price, then CMS may recoup the difference.  In addition, PAMA requires numerous other changes that will affect the coding and coverage for new tests and calls for the establishment of a new technical advisory panel to make recommendations to CMS on payment and coverage issues.  Based on our volume of clinical tests, we do not expect the changes to the CLFS to have a material impact on our revenue.

On July 3, 2014, CMS issued its Proposed Physician Fee Schedule Rule for 2015, which proposes new policies that would go into effect in January 2015, if implemented in the Final Rule.  The Proposed Rule does not include determinations for the new conversion factor required by the SGR formula, as those cannot be calculated until later in the year.  However, the conversion factor established by PAMA will continue in effect until March 31, 2015, after which it could be reduced unless Congress again acts. Overall, the Proposed Rule does make some minor changes in RVUs applicable to our services.  CMS states it expects that overall these changes could amount to a 3% increase in the aggregate amounts paid to independent laboratories, such as ours.  Our initial review suggests that the impact of the changes could be an increase of $400,000 in our Medicare revenue.  This does not reflect any potential change that Congress might make in the future with regard to the Conversion Factor.

In the 2015 Proposed Rule, CMS has also published a list of certain codes that it believes may be potentially misvalued, which may indicate that CMS believes they are overpaid.  The code for flow cytometry, which is a code that we commonly bill, is included on that list.  CMS also proposes to change how it pays for prostate biopsy codes, which is also a test that we bill relatively often.  It is impossible to tell at this point in time what action CMS might take with regard to these codes or how our revenues will be affected.  CMS also proposes to make certain other changes with regard to the process by which misvalued codes are addressed and proposes to amend the process for how Local Coverage Policies are performed for laboratory tests.  CMS also states that it does not intend to implement the policy that it proposed in the 2014 Proposed Fee Schedule Rule that would have limited certain physician payments to the amounts paid in the hospital setting. However it said that it will continue to explore ways of using some of this data in the future, when calculating physician rates.  However, it is impossible to know what action CMS may take with regard to this issue or how that action could affect our revenues.  Finally, CMS announces that it is withdrawing its authority to amend laboratory rates to reflect technological changes as mandated by PAMA.

The Budget Control Act of 2011 created a Joint Select Committee on Deficit Reduction, which was tasked with recommending proposals to reduce spending. Under the law, the Joint Committee’s failure to achieve a targeted deficit reduction, or Congress’ failure to pass the Committee’s recommendations without amendment by December 23, 2011, would result in automatic across-the-board cuts to most discretionary programs. Automatic cuts also would be made to Medicare and would result in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and continuing through 2021. Because the Joint Committee was not able to agree on a set of deficit reduction recommendations on which Congress could vote, cuts went into effect in April 2013. This reduction was extended by PAMA through 2024.  We have estimated the impact of the cut, commonly referred to as sequestration, to be approximately $1.2 million in our annual Medicare revenue.

Results of Operations

The following table outlines our results of operations as a percentage of net revenue for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net revenue	100%	100%	100%	100%
Operating costs and expenses:
Cost of services	53.2%	53.2%	54.3%	54.3%
Selling, general and administrative expenses	24.1%	26.4%	25.4%	26.6%
Provision for doubtful accounts	6.6%	6.9%	6.6%	7.0%
Intangible asset amortization expense	7.3%	7.5%	7.5%	7.6%
Management fees	1.0%	1.0%	1.0%	1.0%
Acquisition and business development costs	0.5%	0.1%	0.4%	0.1%
Change in fair value of contingent consideration	-1.3%	1.4%	-0.5%	2.3%
Total operating costs and expenses	91.3%	96.5%	94.7%	98.9%
Income (loss) from operations	8.7%	3.5%	5.3%	1.1%
Other income (expense):
Interest expense	-13.8%	-12.9%	-14.2%	-13.0%
Other income / (expense)	0.0%	0.0%	0.0%	0.0%
Total other expense, net	-13.8%	-12.9%	-14.2%	-13.0%
Loss before income taxes	-5.1%	-9.4%	-8.9%	-11.9%
Income tax benefit	-0.3%	-1.3%	-0.9%	-1.5%
Net Loss	-4.8%	-8.2%	-8.1%	-10.3%

Comparison of the Three Months Ended June 30, 2014 and 2013

Net revenue

Net revenue decreased approximately $2.2 million, or 3.5 percent, to $60.8 million for the quarter ended June 30, 2014, from $63.0 million for the quarter ended June 30, 2013.

Accession volume decreased by approximately 14,000, or 2.5 percent, to 536,000 for the quarter ended June 30, 2014, compared to 550,000 for the quarter ended June 30, 2013. The decrease in volume for the quarter resulted in approximately $1.7 million lower net revenue. The average revenue per accession for the quarter ended June 30, 2014 was down approximately 1.0% to $113, from $114 in the quarter ended June 30, 2013, representing a $0.5 million reduction in revenue. The decrease in average revenue per accession and corresponding net revenue compared to the same quarter in 2013 was due primarily to Medicare reductions, including changes to the 2014 Physician Fee Schedule effective January 1, 2014, partially offset by approximately $0.6 million in revenue from the new Aurora Research Institute, which specializes in providing paraffin blocks and fresh tissue to pharmaceutical and research companies conducting research studies.

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

For the quarters ended June 30, 2014 and 2013, our pathology diagnostic testing services accounted for substantially all of our revenue.

Cost of services

Cost of services decreased approximately $1.2 million, or 3.6 percent, to $32.3 million for the quarter ended June 30, 2014, from $33.5 million for the quarter ended June 30, 2013. Costs of services per accession decreased about 1.0 percent for the quarter ended June 30, 2014 compared to the corresponding prior year period, primarily related to lower personnel related costs as a result of reductions in headcount.

As a percentage of net revenue, cost of services was 53.2 percent and gross margin was 46.8 percent for each of the quarters ended June 30, 2014 and 2013. Cost of services and our related gross profit percentages may be positively or negatively impacted by market conditions and our service mix.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased approximately $2.0 million, or 12.1 percent, to $14.6 million for the quarter ended June 30, 2014 from $16.6 million for the quarter ended June 30, 2013. Selling, general and administrative expenses at corporate decreased by approximately $0.4 million while expenses at our labs decreased by approximately $1.6 million for the quarter ended June 30, 2014 compared to the corresponding prior year period. Corporate selling, general and administrative costs reflected lower legal costs and lower personnel related costs. Selling, general and administrative expense reductions at our labs were primarily related to lower personnel related costs as a result of reductions in headcount, as well as lower costs for electronic medical records systems donations, which were ceased in the first quarter of 2014.

As a percentage of net revenue, selling, general and administrative expenses were 24.1 percent for the quarter ended June 30, 2014, compared to 26.4 percent for the quarter ended June 30, 2013.

Provision for doubtful accounts

Our provision for doubtful accounts decreased approximately $0.4 million, or 7.9 percent, to $4.0 million for the quarter ended June 30, 2014, from $4.4 million for the quarter ended June 30, 2013. The decrease in the provision for doubtful accounts primarily related to our lower net revenue, as well as improved collections results from patients. As a percentage of net revenue, the provision for doubtful accounts decreased to 6.6 percent for the quarter ended June 30, 2014, compared to 6.9 percent for the quarter ended June 30, 2013.

The Company’s consolidated provision for doubtful accounts could be positively or negatively impacted by the provision for doubtful accounts for laboratories that we acquire in the future.

Intangible asset amortization expense

Amortization expense decreased to $4.4 million for the quarter ended June 30, 2014, from $4.7 million for the quarter ended June 30, 2013, as a result of certain intangible assets becoming fully amortized and $1.0 million of impairments of finite lived intangible assets recorded in November 2013. We generally amortize our intangible assets over lives ranging from 3 to 15 years.

Management fees

Management fees were approximately $0.6 million for each of the quarters ended June 30, 2014 and 2013. Management fees are based on 1.0 percent of net revenue plus expenses.

Acquisition and business development costs

Transaction costs associated with our completed acquisitions and business development costs related to our prospecting and acquisition activity increased to $0.3 million for the quarter ended June 30, 2014, compared to approximately $38,000 for the quarter ended June 30, 2013, as a result of increased acquisitions activity.

Change in fair value of contingent consideration

For the quarter ended June 30, 2014, we recorded a non-cash gain of $0.8 million for changes in the fair value of contingent consideration issued in connection with our acquisitions, including a $1.1 million gain related to a final settlement and repayment with respect to the contingent consideration issued in connection with one of our acquisitions prior to January 1, 2009.  This compared to $0.9 million non-cash expense for changes in the fair value of contingent consideration for the quarter ended June 30, 2013.  These changes in the fair value relate to revisions in our projections to reflect recent results, as well as other variables such as the discount rate and actual payments made.

Interest expense

Interest expense increased by approximately $0.3 million, to $8.4 million for the quarter ended June 30, 2014, compared to $8.1 million for the quarter ended June 30, 2013. The increase in interest expense resulted from higher average balances outstanding under our revolving credit facility and an increase of fifty basis points in the interest rate in connection with the third amendment to our credit facility.

Provision for income taxes

We are a Delaware limited liability company for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Diagnostics Holdings, LLC in accordance with the terms of the Aurora Diagnostics Holdings LLC Limited Liability Company Agreement. We have made tax distributions to the members in amounts designed to provide such members with sufficient cash to pay taxes on their allocated income. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The benefit from federal and state income taxes for these subsidiaries, as reflected in our condensed consolidated financial statements, amounted to $0.2 million for the quarter ended June 30, 2014, compared to $0.8 million for the quarter ended June 30, 2013.

Comparison of the Six Months Ended June 30, 2014 and 2013

Net revenue

Net revenue decreased approximately $6.1 million, or 4.9 percent, to $117.8 million for the six months ended June 30, 2014, from $123.9 million for the six months ended June 30, 2013.

Accession volume decreased by approximately 40,000, or 3.6 percent, to 1,032,000 for the six months ended June 30, 2014, compared to 1,072,000 for the six months ended June 30, 2013. The decrease in volume for the six months ended June 30, 2014 resulted in approximately $4.5 million lower net revenue. Severe weather events along the East Coast had significant negative impacts on our accession volume and revenue for the first quarter of 2014.  We estimated winter storms resulted in the loss of approximately $1.9 million of revenue for the quarter ended March 31, 2014.  The average revenue per accession for the six months ended June 30, 2014 was approximately $114, down from $116 for the six months ended June 30, 2013, representing a $1.6 million reduction in revenue. The decrease in average revenue per accession and corresponding net revenue compared to same period in 2013 was due primarily to Medicare reductions, including changes to the 2014 Physician Fee Schedule effective January 1, 2014 and sequestration, which became effective in April 2013, partially offset by approximately $1.0 million in revenue from the new Aurora Research Institute, which specializes in providing paraffin blocks and fresh tissue to pharmaceutical and research companies conducting research studies.

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

For the six months ended June 30, 2014 and 2013, our pathology diagnostic testing services accounted for substantially all of our revenue.

Cost of services

Cost of services decreased approximately $3.3 million, or 5.0 percent, to $64.0 million for the six months ended June 30, 2014, from $67.3 million for the six months ended June 30, 2013. Costs of services per accession decreased about 1.4 percent for the six months ended June 30, 2014 compared to the corresponding prior year period, primarily related to lower personnel related costs as a result of reductions in headcount and lower lab supplies expense.

As a percentage of net revenue, cost of services was 54.3 percent and gross margin was 45.7 percent for both the six months ended June 30, 2014 and the six months ended June 30, 2013. Cost of services and our related gross profit percentages may be positively or negatively impacted by market conditions and our service mix.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased approximately $3.1 million, or 9.3 percent, to $29.9 million for the six months ended June 30, 2014 from $33.0 million for the six months ended June 30, 2013. Selling, general and administrative expenses at our labs decreased by approximately $3.1 million for the six months ended June 30, 2014 compared to the corresponding prior year period, while selling, general and administrative expenses at corporate were unchanged. Selling, general and administrative expense reductions at our labs reflected lower personnel related costs as a result of reductions in headcount and lower costs for electronic medical records systems donations, which were ceased in the first quarter of 2014.

As a percentage of net revenue, selling, general and administrative expenses were 25.4 percent for the six months ended June 30, 2014, compared to 26.6 percent for the six months ended June 30, 2013.

Provision for doubtful accounts

Our provision for doubtful accounts decreased approximately $1.0 million, or 11.0 percent, to $7.7 million for the six months ended June 30, 2014, from $8.7 million for the six months ended June 30, 2013. The decrease in the provision for doubtful accounts primarily related to our lower net revenue, as well as improved collections results from patients. As a percentage of net revenue, the provision for doubtful accounts decreased to 6.6 percent for the six months ended June 30, 2014, compared to 7.0 percent for the six months ended June 30, 2013.

The Company’s consolidated provision for doubtful accounts could be positively or negatively impacted by the provision for doubtful accounts for laboratories that we acquire in the future.

Intangible asset amortization expense

Amortization expense decreased to $8.9 million for the six months ended June 30, 2014, from $9.4 million for the six months ended June 30, 2013, as a result of certain intangible assets becoming fully amortized and $1.0 million of impairments of finite lived intangible assets recorded in November 2013. We generally amortize our intangible assets over lives ranging from 3 to 15 years.

Management fees

Management fees were approximately $1.2 million for each of the six month periods ended June 30, 2014 and June 30, 2013. Management fees are based on 1.0 percent of net revenue plus expenses.

Acquisition and business development costs

Transaction costs associated with our completed acquisitions and business development costs related to our prospecting and acquisition activity increased to $0.4 million for the six months ended June 30, 2014, compared to approximately $76,000 for the six months ended June 30, 2013, as a result of increased acquisitions related activity.

Change in fair value of contingent consideration

For the six months ended June 30, 2014, we recorded a non-cash gain of $0.5 million for changes in the fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009.  This compared to a non-cash expense of $2.8 million for changes in the fair value of contingent consideration for the six months ended June 30, 2013.  These changes in the fair value relate to revisions in our projections to reflect recent results, as well as other variables such as the discount rate and actual payments made.

Interest expense

Interest expense increased by approximately $0.7 million, to $16.8 million for the six months ended June 30, 2014, compared to $16.1 million for the six months ended June 30, 2013. The increase in interest expense related to higher average balances outstanding under our revolving credit facility, as well as an increase of fifty basis points in the interest rate and higher amortization of deferred debt costs and debt discount related to the third amendment to the credit facility.

Provision for income taxes

We are a Delaware limited liability company for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Diagnostics Holdings, LLC in accordance with the terms of the Aurora Diagnostics Holdings LLC Limited Liability Company Agreement. We have made tax distributions to the members in amounts designed to provide such members with sufficient cash to pay taxes on their allocated income. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The benefit from federal and state income taxes for these subsidiaries, as reflected in our condensed consolidated financial statements, amounted to $1.0 million for the six months ended June 30, 2014, compared to $1.9 million for the six months ended June 30, 2013.

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

Prior to the third amendment of the credit facility, as described below, the credit facility bore interest, at our option, at a rate initially equal to the prime rate plus 3.25 percent per annum or LIBOR (subject to a floor of 2.00 percent) plus 4.25 percent per annum. On April 24, 2013, we entered into a third amendment to the credit facility, which increased the applicable margin on certain term loans and revolving loans from 4.25 percent  to 4.75 percent  with respect to LIBOR rate loans and from 3.25 percent  to 3.75 percent  with respect to base rate loans. It also provided for the adjustment of the senior secured leverage ratio requirements from 3.00:1.00 to (i) 3.50:1.00 for any fiscal quarter ending during the period from September 30, 2013 to September 30, 2014, and (ii) 3.25:1.00 for any fiscal quarter ending December 31, 2014 and thereafter. In connection with the third amendment, we recorded approximately $0.6 million of additional debt discount related to the term loan facility and $0.3 million of deferred debt issue costs related to the revolving credit facility. As of June 30, 2014 the balance outstanding under the Term Loan was $102.5 million. As of June 30, 2014, we had $33.0 million outstanding and $27.0 million available under the Revolver and were in compliance with all loan covenants.

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

On July 31, 2014 we entered into a new $220.0 million credit facility with Cerberus Business Finance, LLC, which we refer to as the New Credit Facility.  The New Credit Facility consists of a $165.0 million initial term loan, $30.0 million revolving credit line and $25.0 million delayed draw term loan.  We used $145.6 million of the $165.0 million proceeds to retire the revolving credit facility due May 2015 and term loan facility due May 2016, including accrued interest and fees.  The delayed draw term loan facility is available through July 1, 2015 to pay the consideration for acquisitions, as permitted under the New Credit Facility, including acquisition related fees and expenses.

Each of the term loan, revolving credit line and delayed draw term loan under the New Credit Facility has a maturity of five years but is subject to an earlier maturity to the extent our existing senior notes are not refinanced or the maturity thereof extended prior to October 14, 2017.  Under the outstanding term loans, quarterly principal repayments of $0.5 million are due commencing on September 30, 2015 through December 31, 2016.  Quarterly principal repayments increase to $0.9 million on March 31, 2016 through June 30, 2017 and to $1.3 million on September 30, 2017 through June 30, 2018, with the balance due at maturity.

The proceeds under the New Credit Facility were reduced by discounts of $5.1 million and $3.9 million of costs associated with the issuance of the New Credit Facility.  The remaining $10.4 million balance of the proceeds under the New Credit Facility initial term loan and the funds available under the $30.0 million revolving credit line are intended to be used to execute future acquisitions and for our general working capital and operational needs.  In connection with the retirement of our previous credit facility, we expect to record a $2.6 million non-cash charge to write off the unamortized balance of the related debt discount and deferred issuance costs.

At our option, the New Credit Facility will bear interest at LIBOR, with a 1.25% floor, plus 7%, or at a base rate, with a 2.25% floor, plus 6%. The New Credit Facility is secured by essentially all of our assets and unconditionally guaranteed by us and certain of our existing and subsequently acquired or organized domestic subsidiaries and is subject to certain financial covenants.

Contingent consideration for acquisitions prior to January 1, 2009

In connection with the majority of our acquisitions, we have agreed to pay additional consideration annually over future periods of three to five years, based upon the attainment of stipulated levels of operating earnings by each of the acquired entities, as defined in their respective agreements. For acquisitions prior to January 1, 2009, we did not accrue contingent consideration obligations prior to the attainment of the objectives and the amount owed became fixed and determinable and was agreed to by the sellers. For the six months ended June 30, 2013, we paid consideration under contingent notes of $3.4 million related to acquisitions prior to January 1, 2009, resulting in the recognition of additional goodwill. For the six months ended June 30, 2014, we made no payments related to acquisitions completed prior to January 1, 2009.

In connection with one of the acquisitions completed prior to January 1, 2009, in April 2014 the sellers repaid us $1.2 million as final settlement of the contingent note.   The $1.2 million repayment related to an acquisition for which the full balance of goodwill had been previously written off during 2012.  As part of the settlement, we assumed approximately $0.1 million of liabilities and recorded a $1.1 million gain as part of the change in fair value of contingent consideration in its statement of operations for the quarter ended June 30, 2014.

Contingent consideration for acquisitions subsequent to January 1, 2009

We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. These estimates involve significant projections regarding future performance of the acquired practices. If actual future results differ significantly from current estimates, the actual payments for contingent consideration will differ correspondingly. As of June 30, 2014, the fair value of contingent consideration related to the acquisitions since January 1, 2009 was $7.2 million, representing the present value of approximately $8.2 million in estimated future payments through 2016. For the six month periods ended June 30, 2014 and June 30, 2013 we paid consideration under contingent notes of $1.5 million and $5.6 million, respectively. Future payments will be reflected in the change in the fair value of the contingent consideration.

Cash and Working Capital

As of June 30, 2014, we had cash and cash equivalents of $1.4 million. Our primary uses of cash are to fund our operations, service debt, including payments due under our contingent notes, make acquisitions and purchase property and equipment. Cash used to fund our operations excludes the impact of non-cash items, such as the allowance for doubtful accounts, depreciation, impairments of goodwill and other intangible assets, changes in the fair value of the contingent consideration and non-cash stock-based compensation, and is impacted by the timing of our payments of accounts payable and accrued expenses and collections of accounts receivable.

As of June 30, 2014, we had working capital of $3.5 million.

We require significant cash flow to service our existing debt obligations. The reductions in Medicare reimbursement for 2013 and 2014, and the corresponding reduction in reimbursement from non-governmental payors, together with increases in certain operating costs for 2013, have had a significant negative impact on our free cash flows. We believe our current cash and cash equivalents, together with cash from operations and the $30.0 million available under our New Credit Facility, will be sufficient to fund our working capital requirements through 2014.

Cash flows for operating activities

Net cash used in operating activities during the six months ended June 30, 2014 was $2.4 million compared to $0.2 million during the six months ended June 30, 2013. Net cash used in operating activities for the six months ended June 30, 2014 reflected a net loss of $9.5 million and certain adjustments for non-cash items, including $11.1 million of depreciation and amortization, $1.2 million of amortization of original issue discount and debt issue costs, $1.0 million for deferred taxes, $0.2 million of equity compensation costs and non-cash gains of $0.5 million for the change in fair value of contingent consideration. Net cash used in operating activities for the six months ended June 30, 2014 also reflected increases and decreases in working capital, including a $4.6 million increase in accounts receivable, a $0.4 million decrease in prepaid expenses, a $0.7 million decrease in accrued compensation and a $1.0 million increase in accounts payable, accrued expenses and other current liabilities. As of June 30, 2014 our DSO (Days Sales Outstanding) was 50 days, which was down from 52 days as of March 31, 2014, but still higher than the 42 DSOs as of December 31, 2013.  Various factors contributed to the increase in DSOs. Medicare collections slowed as a result of billing codes changed effective January 1, 2014 and delays in the implementation of phase two of the Provider Enrollment, Chain and Ownership System, or PECOs, effective January 6, 2014, by some of our referring physicians.  DSOs were also negatively impacted by delays in billing due to credentialing of newly hired physicians and a commercial payor at one of our labs rejecting our bills as a result of a temporary system issue.  We have resubmitted the rejected bills which are now being paid.

Cash flows for investing activities

Net cash used in investing activities during the six months ended June 30, 2014 was $7.1 million compared to $10.8 million during the six months ended June 30, 2013. Net cash used in investing activities during the six months ended June 30, 2014 primarily consisted of $5.5 million for business acquisitions, payments of $1.5 million in contingent consideration issued in acquisitions and $1.3 million of purchases of property and equipment, partially offset by our receipt of $1.2 million of repayments of contingent consideration that we had previously paid sellers in connection with an acquisition.

Cash flows for financing activities

Net cash provided by financing activities for the six months ended June 30, 2014 was $9.5 million compared to $1.0 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, we borrowed a net of $10.8 million under our revolving credit facility and paid $0.7 million of debt issuance costs and $0.5 million under a subordinated note payable.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization (EBITDA), further adjusted to exclude unusual items and other cash or non-cash adjustments. We believe that disclosing Adjusted EBITDA provides additional information to investors, enhancing their understanding of our financial performance and providing them an important financial metric used to evaluate performance in the health care industry. Our credit facility contains financial covenants measured against Adjusted EBITDA. Our definition and calculation of Adjusted EBITDA for use in this report is consistent with the definition and calculation contained in our credit facility and the indenture governing our Senior Notes.

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

Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as a substitute for measures of our financial performance as determined in accordance with GAAP, such as net income and operating income. Because other companies may calculate Adjusted EBITDA differently than we do, Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA has other limitations as an analytical tool when compared to the use of net income, which we believe is the most directly comparable GAAP financial measure, including:

—	Adjusted EBITDA does not reflect the provision of income tax expense in our various jurisdictions;
—	Adjusted EBITDA does not reflect the interest expense we incur;

—	Adjusted EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;
—	Adjusted EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and
—	Adjusted EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (D)	2013 (D)	2014 (D)	2013 (D)
Net loss	$(2,924)	$(5,140)	$(9,497)	$(12,817)
Interest expense, net	8,379	8,136	16,773	16,094
Income taxes	(170)	(794)	(1,031)	(1,912)
Depreciation and amortization	5,534	5,847	11,088	11,689
EBITDA	10,819	8,049	17,333	13,054
Management fees (A)	608	631	1,188	1,248
Change in fair value of contingent consideration (B)	(804)	870	(542)	2,825
Other charges (C)	407	106	676	189
Adjusted EBITDA, as defined	$11,030	$9,656	$18,655	$17,316
(A)	In accordance with our amended senior secured credit facility and the indenture governing our Senior Notes, management fees payable to affiliates are excluded from Adjusted EBITDA.
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
(D)

For purposes of calculating compliance ratios for our previous amended senior secured credit facility, Adjusted EBITDA would have also included an additional $1.5 million and $2.2 million for the three months ended June 30, 2014 and 2013, respectively, and an additional $3.2 million and $4.7 million for the six months ended June 30, 2014 and 2013, respectively, related to the add-back of certain costs as permitted by the credit agreement.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

During the six months ended June 30, 2014, there were no material changes in our commitments or contractual liabilities outside of the ordinary course of business.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2014. Based on that evaluation, the principal executive officer and principal financial officer of the Company have concluded that, as of June 30, 2014, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Financing Agreement, Dated as of July 31, 2014, by and among Aurora Diagnostics, LLC, as Borrower, Aurora Diagnostics Holdings, LLC and each subsidiary of Aurora Diagnostics, LLC listed as a guarantor on the signature pages thereto, as Guarantors, the Lenders from time to time party thereto, as Lenders, and Cerberus Business Finance, LLC, as Administrative Agent and as Collateral Agent.*

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

AURORA DIAGNOSTICS HOLDINGS, LLC

Date:	August 12, 2014	By:	/s/ Michael C. Grattendick
Michael C. Grattendick
Vice President, Controller, and Treasurer
(Principal Financial Officer and Duly Authorized Officer)