Form 10-Q
period 2014-09-30
AURORA DIAGNOSTICS HOLDINGS LLC
filed 2014-11-12
CIK 1367832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act).

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2014	2013
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$22,081	$1,407
Accounts receivable, net	32,127	28,683
Prepaid expenses and other assets	5,881	7,023
Prepaid income taxes	1,931	2,114
Deferred tax assets	284	284
Total current assets	62,304	39,511
Property and equipment, net	9,395	10,304
Other Assets:
Deferred debt issue costs, net	7,635	5,991
Deposits and other noncurrent assets	944	548
Goodwill	204,660	193,992
Intangible assets, net	73,872	78,539
	287,111	279,070
	$358,810	$328,885
Liabilities and Members' Deficit
Current Liabilities
Current portion of long-term debt	$1,314	$1,102
Current portion of fair value of contingent consideration	5,344	5,160
Accounts payable, accrued expenses and other current liabilities	16,525	15,720
Accrued compensation	7,746	9,273
Accrued interest	6,865	10,026
Total current liabilities	37,794	41,281
Long-term debt, net of current portion	369,398	324,329
Deferred tax liabilities	10,957	8,451
Accrued Management Fees, related party	5,378	3,570
Fair value of contingent consideration, net of current portion	2,596	2,440
Other liabilities	1,624	1,308
Members' Deficit	(68,937)	(52,494)
	$358,810	$328,885

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2014 and 2013

Unaudited

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenue	$63,045	$62,110	$180,874	$186,051
Operating costs and expenses:
Cost of services	33,590	32,888	97,575	100,210
Selling, general and administrative expenses	15,395	15,992	45,327	49,007
Provision for doubtful accounts	4,284	4,150	12,019	12,845
Intangible asset amortization expense	4,560	4,661	13,419	14,074
Management fees, related party	631	627	1,819	1,875
Acquisition and business development costs	303	39	744	115
Change in fair value of contingent consideration	80	(368)	(462)	2,457
Total operating costs and expenses	58,843	57,989	170,441	180,583
Income from operations	4,202	4,121	10,433	5,468
Other income (expense):
Interest expense	(9,299)	(8,358)	(26,072)	(24,452)
Write-off of deferred debt issue costs	(1,639)	—	(1,639)	—
Loss on extinguishment of debt	(805)	—	(805)	—
Other income	1	(3)	15	15
Total other expense, net	(11,742)	(8,361)	(28,501)	(24,437)
Loss before income taxes	(7,540)	(4,240)	(18,068)	(18,969)
Income tax benefit	(218)	(768)	(1,249)	(2,680)
Net loss	$(7,322)	$(3,472)	$(16,819)	$(16,289)

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2014 and 2013

Unaudited

(in thousands)

	2014	2013
Cash Flows From Operating Activities
Net loss	$(16,819)	$(16,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,790	17,484
Amortization of deferred debt issue costs	1,451	1,431
Amortization of original issue discount on debt	435	273
Deferred income taxes	(1,249)	(2,688)
Equity compensation costs	376	291
Change in fair value of contingent consideration	(462)	2,457
Write-off of deferred debt issue costs	1,639	—
Loss on extinguishment of debt	805	—
Gain on disposal of property	(15)	(15)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(3,074)	(1,310)
Prepaid income taxes	183	(369)
Prepaid expenses	992	(72)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	1,925	1,228
Accrued compensation	(1,527)	(796)
Accrued interest	(3,161)	(5,338)
Net cash used in operating activities	(1,711)	(3,713)
Cash Flows From Investing Activities
Purchases of property and equipment	(1,753)	(1,853)
(Increase) decrease in deposits and other noncurrent assets	3	(233)
Contingent note repayments	1,213	361
Payment of contingent notes	(1,490)	(15,694)
Businesses acquired, net of cash acquired	(14,887)	—
Net cash used in investing activities	(16,914)	(17,419)
Cash Flows From Financing Activities
Payments of capitalized lease obligations	(94)	(87)
Repayments under term loan facility	(102,500)	—
Borrowings under new term loan facility	169,575	—
Payments of subordinated notes payable	(750)	(250)
Net borrowings under revolver	(22,200)	13,900
Payment of debt issuance costs	(4,732)	(925)
Net cash provided by financing activities	39,299	12,638
Net increase (decrease) in cash	20,674	(8,494)
Cash and cash equivalents, beginning	1,407	10,842
Cash and cash equivalents, ending	$22,081	$2,348

(Continued)

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Cash Flows - (Continued)

Nine Months Ended September 30, 2014 and 2013

Unaudited

(in thousands)

	2014	2013
Supplemental Disclosures of Cash Flow Information
Cash interest payments	$27,283	$28,119
Cash tax payments	$155	$507

Supplemental Schedule of Noncash Investing and Financing Activities
Fair value of contingent consideration issued in acquisitions	$1,270	$—
Issuance of note payable	$—	$2,000
Capital lease obligations	$612	$694

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1.	Nature of Business and Significant Accounting Policies

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

The accompanying consolidated balance sheet as of December 31, 2013, which was derived from the audited financial statements as of December 31, 2013 of Aurora Diagnostics Holdings, LLC, and the accompanying unaudited condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2014 and September 30, 2013 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2014.

Working Capital

The Company requires significant cash flow to service its debt obligations.  The reductions in Medicare reimbursement for 2013 and 2014, and the corresponding reduction in reimbursement from non-governmental payors, together with increases in certain operating costs for 2013, have had a significant negative impact on the Company’s cash flows. As of September 30, 2014, the Company had $30.0 million available under its revolving credit facility. The Company’s management believes the Company’s cash and cash equivalents, together with cash from operations and the amount available under its revolving credit facility, will be sufficient to fund its working capital requirements through 2014. In order to access the amounts available under its revolving credit facility, the Company must meet the financial tests and ratios contained in its senior secured credit facility. The Company’s management currently expects to meet these financial tests and ratios at least through the end of 2014. The Company may undertake acquisitions which it believes would add to earnings and performance with respect to the credit facility covenants.  Nonetheless, the Company may not achieve all of its business goals and objectives and events beyond its control could affect its ability to meet these financial tests and ratios and limit its ability to access the amounts otherwise available under its Company’s revolving credit facility.

On July 31, 2014, as further described in Note 6, the Company entered into a new $220.0 million credit facility (the “New Credit Facility”) with Cerberus Business Finance, LLC. The new credit facility consists of a $165.0 million initial term loan, $30.0 million revolving credit line and $25.0 million delayed draw term loan. The Company used $145.6 million of the proceeds to retire its previous revolving credit facility due May 2015 and term loan facility due May 2016, including accrued interest and fees.  Additionally, the Company borrowed $9.7 million under the delayed draw term loan to fund an acquisition on September 30, 2014.

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

Reclassification

Accrued management fees as December 31, 2013 have been reclassified from current liabilities to long-term liabilities. The reclassification of accrued management fees reflects the Company’s expectation to not make any payments of management fees in the next twelve months.

Deferred debt issue costs

In connection with the new $220.0 million credit facility, as further described in Note 6, the Company incurred $4.7 million of direct costs, which were deferred and are being amortized to interest expense using the effective interest method over the term of the new credit facility, which has a maturity of five years, or earlier under certain circumstances.  The Company used a portion of the proceeds from the new credit facility to retire its previous credit facility and recorded a non-cash charge of $1.6 million to write off the unamortized balance of the deferred issuance costs related to the previous credit facility and a non-cash loss on extinguishment of debt of $0.8 million for the related original issue discount.

Recent Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which will replace numerous requirements in U.S. GAAP and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for interim and annual reporting periods beginning after December 15, 2016. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual and interim periods periods beginning after December 15, 2016.  The adoption of ASU 2014-15 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 2.	Acquisitions

The Company acquired 100% of the equity of two separate pathology practices on June 30, 2014 and a third pathology practice on September 30, 2014. The Company paid aggregate net cash consideration of $14.9 million for the three acquisitions. In connection with these acquisitions, the Company issued contingent consideration payable over three years based upon the future performance of the acquired practices.  The total fair value as of the acquisition dates of the contingent consideration issued was an estimated $1.3 million.

Intangible assets acquired as the result of a business combination are recognized at fair value as an asset apart from goodwill if the asset arises from contractual or other legal rights or if it is separable.  The Company’s intangible assets, which principally consist of the fair value of customer relationships, health care facility agreements and non-competition agreements acquired in connection with the acquisition of diagnostic companies, are capitalized and amortized on the straight-line method over their useful life, which generally ranges from 3 to 15 years. The estimated values of the assets acquired, liabilities assumed, and contingent consideration for the acquisition on September 30, 2014 is preliminary and is expected to be finalized by December 31, 2014.

The following table summarizes the estimated aggregate fair value of the assets acquired and liabilities assumed in connection with the acquisitions on June 30, 2014 and September 30, 2014 (in thousands):

Cash	$583
Accounts receivable	370
Other assets	49
Property and equipment	81
Intangible assets	8,752
Goodwill	10,668
Assets acquired	20,503

Accounts payable and accrued expenses	399
Fair value of contingent consideration	1,270
Deferred tax liabilities	3,364
Liabilities assumed	5,033

Net assets acquired	$15,470

Net assets acquired	$15,470
Less:
Cash acquired	(583)
Net cash paid for acquisitions, net of cash acquired	$14,887

Pro-forma information (unaudited)

The accompanying condensed consolidated financial statements include the results of operations of the acquisitions from the date acquired through September 30, 2014.  The 2014 acquisitions contributed approximately $1.5 million of revenue and approximately $0.2 million of net income for the three months and nine months ended September 30, 2014.

Note 2.	Acquisitions (Continued)

The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the 2014 acquisitions for the three month and nine month periods ended September 30, 2014 and 2013, after giving effect to amortization, depreciation, interest, income tax, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 2013.  Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2014 acquisitions and does not include operational or other changes which might have been effected by the Company.  The unaudited pro forma information for the three month and nine month periods ended September 30, 2014 and 2013 presented below is for illustrative purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenue	$64,476	$65,045	$188,175	$194,856

Net loss	$(6,994)	$(2,803)	$(15,153)	$(14,282)

Note 3.	Accounts Receivable

Accounts receivable consist of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Accounts Receivable	$46,853	$44,557
Less: Allowance for doubtful accounts	(14,726)	(15,874)
Accounts receivable, net	$32,127	$28,683

Note 4.	Goodwill and Intangible Assets

The following table presents adjustments to goodwill during the nine months ended September 30, 2014 and the year ended December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Goodwill, beginning of period	$193,992	$243,481
Acquisitions	10,668	—
Contingent notes (a)	—	3,372
Goodwill impairment	—	(52,861)
Goodwill, end of period	$204,660	$193,992
(a)	Related to acquisitions completed prior to January 1, 2009.

As of September 30, 2014 and December 31, 2013, the Company had accumulated impairment charges related to goodwill of $220.6 million.

Note 4.	Goodwill and Intangible Assets (Continued)

The Company’s balances for intangible assets as of September 30, 2014 and December 31, 2013 and the related accumulated amortization are set forth in the table below (in thousands):

		Weighted Average	September 30, 2014
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	8	$134,260	$(83,227)	$51,033
Health care facility agreements	4 – 15	11	28,870	(7,119)	21,751
Noncompete agreements	3 – 5	5	4,900	(3,812)	1,088
Total intangible assets			$168,030	$(94,158)	$73,872

		Weighted Average	December 31, 2013
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	9	$127,550	$(71,916)	$55,634
Health care facility agreements	4 – 13	11	27,470	(5,485)	21,985
Noncompete agreements	3 – 5	5	4,258	(3,338)	920
Total intangible assets			$159,278	$(80,739)	$78,539

For the nine months ended September 30, 2014 and 2013, the Company recorded amortization expense of $13.4 million and $14.1 million, respectively, related to its intangible assets. As of September 30, 2014, estimated future amortization expense is as follows (in thousands):

Year Ending December 31,
Remainder of 2014	$4,735
2015	18,680
2016	18,177
2017	12,488
2018	5,008
Thereafter	14,784
$73,872

Note 5.	Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities as of September 30, 2014 and December 31, 2013 consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Accounts payable	$6,136	$6,334
Reserve for medical claims	5,176	4,977
Other accrued expenses	5,213	4,409
	$16,525	$15,720

Note 6.	Long-Term Debt

On May 26, 2010, the Company entered into a $335.0 million credit facility with Barclays Bank PLC and certain other lenders. This credit facility, which was collateralized by substantially all of the Company’s assets and guaranteed by all of the Company’s subsidiaries, included a $225.0 million senior secured first lien term loan facility that was scheduled to mature May 2016. The credit facility also included a $110.0 million senior secured first lien revolving credit facility that was scheduled to mature May 2015, of which $50.0 million became available upon the closing of the credit facility and $60.0 million became available on December 20, 2010, when the Company amended the credit facility and issued $200.0 million unsecured Senior Notes, as described below. Prior to the third amendment of the credit facility, as described below, the Company’s term loan facility bore interest, at the Company’s option, at a rate initially equal to the prime rate plus 3.25 percent per annum or LIBOR (subject to a floor of 2.00 percent) plus 4.25 percent per annum, or 6.25 percent. In connection with the issuance of the $200.0 million unsecured Senior Notes, the Company’s credit facility was amended and restated on December 20, 2010.

On October 26, 2012, the Company entered into a second amendment to the credit facility, which became effective on October 29, 2012 after the payment of certain required fees and expenses. The second amendment provided for the elimination or revision of certain financial covenants beginning with the fiscal quarter ending September 30, 2012. In connection with the second amendment, the Company elected to reduce the maximum amount available under the revolving credit facility from $110.0 million to $60.0 million. Furthermore, the Company made principal repayments totaling $11.9 million on the term loan.

On April 24, 2013, the Company entered into a third amendment to the credit facility, which adjusted the senior secured leverage ratio and increased the applicable interest rate margin on certain term loans and revolving loans from 4.25 percent to 4.75 percent with respect to LIBOR rate loans and from 3.25 percent to 3.75 percent with respect to base rate loans. In connection with the third amendment, the Company recorded approximately $0.6 million of additional debt discount related to the term loan facility and $0.3 million of deferred debt issue costs related to the revolving credit facility.

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

On July 31, 2014 the Company entered into a new $220.0 million credit facility with Cerberus Business Finance, LLC, which is referred to as the New Credit Facility.  The New Credit Facility consists of a $165.0 million initial term loan, $30.0 million revolving credit line and $25.0 million delayed draw term loan.  The Company used $145.6 million of the $165.0 million proceeds to retire its revolving credit facility due May 2015 and term loan facility due May 2016, including accrued interest and fees.  The delayed draw term loan facility is available through July 31, 2015 to pay the consideration for acquisitions, as permitted under the New Credit Facility, including acquisition related fees and expenses.

Each of the term loan, revolving credit line and delayed draw term loan under the New Credit Facility has a maturity of five years but is subject to an earlier maturity if the Company’s existing Senior Notes are not refinanced or their maturity is not extended prior to October 14, 2017.  Under the outstanding term loans, quarterly principal repayments of $0.5 million are due commencing on September 30, 2015 through December 31, 2016.  Quarterly principal repayments increase to $0.9 million on March 31, 2017 through June 30, 2018 and to $1.3 million on September 30, 2018 and each quarter end thereafter, with the balance due at maturity. As of September 30, 2014, the balance outstanding under the term loan facility was $165.0 million, the balance outstanding under the delayed draw term loan facility was $9.7 million. As of September 30, 2014, no amounts were outstanding and the Company had $30.0 million available under its revolving credit facility and was in compliance with all loan covenants.

Note 6.	Long-Term Debt (Continued)

The proceeds under the New Credit Facility were reduced by discounts of $5.1 million.  Additionally, the Company used $3.9 million of the proceeds to pay issuance costs in connection with the New Credit Facility.  The remaining $10.4 million balance of the proceeds under the New Credit Facility initial term loan and the funds available under the $30.0 million revolving credit line are intended to be used to execute future acquisitions and for the Company’s general working capital and operational needs.  In connection with the retirement of its previous credit facility, the Company recorded a non-cash charge of $1.6 million to write off the unamortized balance of deferred issuance costs and a non-cash loss on extinguishment of debt of $0.8 million for the related original issue discount.

At the Company’s option, the New Credit Facility bears interest at LIBOR, with a 1.25% floor, plus 7%, or at a base rate, with a 2.25% floor, plus 6%. The New Credit Facility is secured by essentially all of the Company’s assets and unconditionally guaranteed by the Company and certain of the Company’s existing and subsequently acquired or organized domestic subsidiaries and is subject to certain financial covenants.

The New Credit Facility requires the Company to maintain certain levels of liquidity and comply on a quarterly basis with certain financial covenants, including a leverage ratio calculation, which generally becomes more restrictive over time, and an interest coverage ratio. Also, on an annual basis the Company must not exceed a specified maximum amount of consolidated capital expenditures. In addition, the New Credit Facility includes negative covenants restricting or limiting the Company’s ability to, among other things, incur, assume or permit to exist additional indebtedness or guarantees; incur liens and engage in sale leaseback transactions; make loans and investments; declare dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and other business combinations; prepay, redeem or purchase certain indebtedness; amend or otherwise alter terms of its indebtedness; sell assets; enter into transactions with affiliates and alter the business it conducts without prior approval of the lenders.

In connection with the final settlement of one of its contingent notes, effective June 26, 2013, the Company agreed to pay $2.0 million in 24 equal monthly installments, plus 8 percent interest on the unpaid balance, through June 2015.   As of September 30, 2014, the unpaid principal balance under this subordinated note was $0.8 million.

Long-term debt consists of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30,	December 31,
	2014	2013
Senior Notes	$200,000	$200,000
Prior term loan	-	102,500
Prior revolver	-	22,200
New term loan	165,000	-
New delayed draw term loan	9,700	-
Note payable	750	1,500
Capital lease obligations	210	293
	375,660	326,493
Less:
Original issue discount, net	(4,948)	(1,062)
Current portion	(1,314)	(1,102)
Long-term debt, net of current portion	$369,398	$324,329

As of September 30, 2014, estimated future debt principal payments are as follows (in thousands):

Year Ending December 31,
Remainder of 2014	$273
2015	1,573
2016	2,074
2017	3,536
2018	204,254
Thereafter	163,950
$375,660

Note 7.	Contingent Consideration

In connection with certain of its acquisitions, the Company agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating results by each of the acquired entities, as defined in their respective agreements.

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

For acquisitions since January 1, 2009, the Company recorded liabilities for the fair value of the contingent consideration issued as of the acquisition date.  The Company paid consideration under contingent notes related to acquisitions completed after January 1, 2009 of $6.7 million for the three months ended September 30, 2013, and $1.5 million and $12.3 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. The Company paid no consideration under contingent notes during the three months ended September 30, 2014. Future contingent note payments for acquisitions completed subsequent to January 1, 2009 will be reflected in the change in the fair value of the contingent consideration. The total fair value of the contingent consideration reflected in the accompanying condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 is $7.9 million and $7.6 million, respectively.

Note 8.	Related Party Transactions

Acquisition Target Consulting Agreement

The Company has a professional services agreement with an entity owned by two of the Company’s members.  Under this agreement, the entity provides certain acquisition target identification consulting services to the Company. In exchange for these services the Company pays to the entity a monthly retainer of $12,000, plus reimbursable expenses. The entity also earns a success fee of $65,000 for each identified acquisition consummated by the Company. The entity also will be paid a fee of 8 percent of revenue for certain new business development efforts as outlined in the professional services agreement. The Company paid the entity a total of $0.1 million and $39,000 during the three months ended September 30, 2014 and 2013, respectively and $0.3 million and $0.1 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 the Company owed the entity $16,000 under this arrangement. No amounts were owed to the entity as of December 31, 2013.

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

In connection with the third amendment to the Company’s previous credit facility in April 2013, the Company agreed to not make any payments of management or similar fees until payment in full of all loans under the credit facility, provided that such management fees shall continue to accrue. Management fees to the Company’s members up to 1 percent of net revenue are permitted under the New Credit Facility and the Company continues to accrue management fees.  However, the Company expects to pay no management fees through September 30, 2015. As of September 30, 2014 and December 31, 2013, $5.4 million and $3.6 million, respectively, of these management fees are reflected in long-term liabilities in the accompanying condensed consolidated balance sheets. The condensed consolidated statements of operations include management fees of $0.6 million for each of the three month periods ended September 30, 2014 and 2013, and 1.8 million and 1.9 million for the nine months ended September 30, 2014 and 2013, respectively. The Company paid expenses of $16,000 and $4,000 for the three months ended September 30, 2014 and 2013, respectively, and $34,000 and $28,000 for the nine months ended September 30, 2014 and 2013, respectively. However, the Company has made no management fee payments during 2013 or 2014.

Note 8. Related Party Transactions (Continued)

Facilities Lease Agreements

The Company currently leases five of its facilities from entities owned by physician employees or affiliated physicians who are also former owners of the acquired practices. The leases provide for monthly aggregate base payments of approximately $75,000 and expire in December 2014, April 2017, December 2019, October 2020 and June 2022. Rent paid to the related entities was $0.2 million for each of the three month periods ended September 30, 2014 and 2013, respectively, and $0.7 million and $0.8 million in the nine months ended September 30, 2014 and 2013, respectively.

Executive Management Agreement

On March 12, 2013, Daniel D. Crowley was appointed as the Chief Executive Officer and President of the Company. In connection with the appointment of Mr. Crowley, the Company entered into an agreement with Dynamic Healthcare Solutions (“DHS”), of which Mr. Crowley is the founder and a principal. Pursuant to the agreement, the Company pays DHS a monthly fee of $100,000, plus reasonable out of pocket expenses and hourly fees for DHS staff (other than Mr. Crowley) that provide services under the agreement. The agreement may be terminated by the Company with thirty days notice, subject to the payment of termination fees in certain circumstances as prescribed in the agreement. In addition, the agreement requires the Company to pay DHS a success fee in the event that a change of control of the Company occurs at any time during the term of the agreement or the one-year period following the termination of the agreement. The amount of the success fee would be based on the valuation of the Company at the time of the change of control. Other than the agreement with DHS, Mr. Crowley does not receive any direct or indirect compensation or benefits from the Company. The Company paid $0.6 million and $0.5 million to DHS during the three months ended September 30, 2014 and 2013, respectively, and $1.8 million and $1.4 million during the nine months ended September 30, 2014 and 2013, respectively.  The payments in the nine months ended September 30, 2013 included a retainer of $0.2 million, which is included in deposits and other non-current assets as of September 30, 2014 and December 31, 2013.

Healthcare Administration Services

Effective December 1, 2013 the Company entered into an agreement with HealthSmart Benefit Solutions, Inc. (“HBS”), of which Mr. Crowley is the Executive Chairman and President. Pursuant to the agreement, the Company pays fees to HBS of approximately $20,000 per month to process claims under its self-insured health benefits plan and to perform other health plan related services. Premiums for the Company’s stop loss coverage are collected by HBS and remitted to the coverage provider.  During the three and nine months ended September 30, 2014, the Company paid $0.1 million and $0.6 million, respectively, inclusive of the stop loss premiums, to HBS.  As of December 31, 2013, $67,000 of these premiums and fees were included in accounts payable, accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.  No balance was owed by the Company to HBS as of September 30, 2014.

Acquisition Consulting Services

Since September 2013, the Company has engaged Crowley Corporate Legal Strategy (“CCLS”), on an as needed basis, to provide acquisition consulting services.  Matt Crowley is a principal of CCLS and son of Daniel D. Crowley, the Company’s Chief Executive Officer. During the three and nine months ended September 30, 2014, the Company paid $36,000 and $87,000, respectively, to CCLS.

Note 9.	Equity-Based Compensation

On July 6, 2011, the Company adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan for the grant of options to purchase units of Aurora Diagnostics Holdings, LLC to employees, officers, managers, consultants and advisors of the Company and its affiliates. As of September 30, 2014, the Company has authorized the grant of up to 1,931,129 options and reserved the equivalent number of units for issuance upon the future exercise of awards pursuant to the plan. As of September 30, 2014, 1,528,262 options were outstanding and an additional 402,867 options were available for grant. Out of the total 1,528,262 options outstanding as of September 30, 2014, 656,591 were vested and 871,671 were unvested.

During the nine months ended September 30, 2014, no options were granted and 254,238 options were cancelled. No options were exercised in the year ended December 31, 2013 or the nine months ended September 30, 2014.  Selling, general and administrative expenses included equity compensation expense of $0.1 million and $0.2 million for the three months ended September 30, 2014 and 2013, respectively, and $0.4 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the total remaining unamortized equity compensation cost was approximately $0.7 million.

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

The Company may also, from time to time, be involved with legal actions related to the acquisition of and affiliation with physician practices, the prior conduct of such practices, or the employment (and restriction on competition) of its physicians. There can be no assurance any costs or liabilities for which the Company becomes responsible in connection with such claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. The Company had accrued $5.2 million and $5.0 million as of September 30, 2014 and December 31, 2013, respectively, for medical malpractice claims.

During 2011, the Company received claims of overpayments from the U.S. Veterans Administration for a total of $1.6 million. In August 2013, the Company offered to settle claims from the payor for a net payment of $28,000 and accrued a current liability in this amount. The Veterans Administration rejected this settlement offer and, as a result, the Company has resumed negotiations with the Veterans Administration in an effort to resolve this matter.  The Company cannot reasonably estimate any additional potential loss above the $1.6 million repayment sought by the Veterans Administration.

Contingent Notes

As discussed in Note 7, in connection with certain of its acquisitions, the Company agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating results by each of the acquired entities, as defined in their respective agreements. The computation of the annual operating results is subject to review and approval by the sellers prior to payment. In the event there is a dispute, the Company will pay the undisputed amount and then take reasonable efforts to resolve the dispute with the sellers. If the sellers are successful in asserting their dispute, the Company could be required to make additional payments in future periods.

The Company is in discussions with certain sellers regarding additional contingent note payment amounts.  These sellers have asserted the Company owes amounts in excess of its calculations.  The Company’s management believes its calculations are correct, but at this time cannot estimate what additional amount, if any, will ultimately be paid in connection with these contingent notes.

As discussed in Note 7, the Company received $1.2 million of repayments in April 2014 related to the final settlement of one of the acquisitions completed prior to January 1, 2009.  No further amounts are expected to be paid for acquisitions completed prior to January 1, 2009. Future payments under contingent notes will be made if the practices achieve stipulated levels of results as outlined in their respective agreements. Any future payments of contingent consideration will be reflected in the change in the fair value of the contingent consideration. As of September 30, 2014, the fair value of contingent consideration related to acquisitions completed since January 1, 2009 was $7.9 million, representing the present value of approximately $9.0 million in estimated future payments through 2017.

Purchase Obligations

The Company has entered into non-cancelable commitments to purchase reagents and other laboratory supplies. Under these agreements, the Company must purchase minimum amounts of reagents and other laboratory supplies through 2018.

At September 30, 2014, the remaining minimum purchase commitments are as follows:

Year Ending December 31,
Remainder of 2014	$679
2015	2,647
2016	1,989
2017	1,801
2018	1,087
$8,203

Note 10.	Commitments and Contingencies (Continued)

In connection with these commitments, the Company received lab testing equipment, to which the Company has either received title, or will receive title upon fulfillment of its purchase obligations under the respective commitment. The Company recorded the obligation under purchase commitment for the fair market value of the equipment, reduced by the cash paid. The remaining obligations under purchase commitments included in other liabilities in the accompanying condensed consolidated balance sheets were $1.6 million and $1.3 million as of September 30, 2014 and December 31, 2013, respectively.

Note 11.	Fair Value of Financial Instruments

Recurring Fair Value Measurements

As of September 30, 2014 and December 31, 2013, the fair value of contingent consideration related to acquisitions since January 1, 2009 was $7.9 million and $7.6 million, respectively. The fair value of contingent consideration is derived using valuation techniques that incorporate unobservable inputs and are considered Level 3 items. The Company utilizes a present value of estimated future payments approach to estimate the fair value of the contingent consideration. Estimates for fair value of contingent consideration primarily involve two inputs, which are (i) the projections of the financial performance of the acquired practices that are used to calculate the amount of the payments and (ii) the discount rates used to calculate the present value of future payments. Changes in either of these inputs will impact the estimated fair value of contingent consideration. At September 30, 2014 the discount rates ranged from 16.1 percent to 22.4 percent.

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of September 30, 2014 (in thousands):

			Significant Other	Significant
		Quoted Prices	Observable	Unobservable
		in Active Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Current portion of fair value of contingent consideration	$5,344	$—	$—	$5,344
Fair value of contingent consideration, net of current portion	$2,596	$—	$—	$2,596

The following is a roll-forward of the Company’s Level 3 fair value instruments for the nine months ended September 30, 2014 (in thousands):

	Beginning	Total (Gains) /			Ending
	Balance	Losses Realized			Balance
	January 1st	and Unrealized	Issuances	Settlements	September 30th

Contingent consideration	$7,600	$(462)	$1,270	$(468)	$7,940

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

As of September 30, 2014 and December 31, 2013, the carrying amounts of cash, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value based on the short maturity of these instruments. As of September 30, 2014 and December 31, 2013, the fair value of the Company’s long-term debt was $345.9 million and $287.2 million, respectively. The Company uses quoted market prices and yields for the same or similar types of borrowings in active markets when available to determine the fair value of the Company’s debt. These fair values are considered Level 2 items.

Note 12.	Income Taxes

The Company is a Delaware limited liability company. For federal income tax purposes, the Company is treated as a partnership. Accordingly, the Company is generally not subject to income taxes and the income attributable to the limited liability company is distributed to the members in accordance with the terms of the operating agreement. However, certain of the Company’s subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The provision for income taxes for these subsidiaries is reflected in the Company’s condensed consolidated financial statements and includes federal and state taxes currently payable and changes in deferred tax assets and liabilities, excluding the establishment of deferred tax assets and liabilities related to acquisitions. The benefit for federal and state taxes was $0.2 million and $0.8 million for the three months ended September 30, 2014 and 2013, respectively, and $1.2 million and $2.7 million for the nine months ended September 30, 2014 and 2013, respectively.

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

The following tables present consolidating financial information as of September 30, 2014  and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013 for (i) Aurora Diagnostics Holdings, LLC, (ii) on a combined basis, the subsidiaries of the Company that are guarantors of the Company’s Senior Notes (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of the Company that are not guarantors of the Company’s Senior Notes (the “Non-Guarantor Subsidiaries”). For presentation in the following tables, Subsidiary Guarantors includes revenue and expenses and assets and liabilities for those subsidiaries directly or indirectly 100 percent owned by the Company, including those entities that have contractual arrangements with affiliated physician groups. Essentially, all property and equipment reflected in the accompanying condensed consolidated balance sheets collateralize the Company’s debt. As such, as of September 30, 2014 and December 31, 2013, $2.6 million and $3.1 million, respectively, of property and equipment held by Non-Guarantor Subsidiaries are reflected under Subsidiary Guarantors in the following tables.

Condensed Consolidating Balance Sheets (in thousands):

	Aurora
	Diagnostics	Subsidiary	Non-Guarantor	Consolidating	Consolidated
September 30, 2014	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$20,176	$—	$1,905	$—	$22,081
Accounts receivable, net	—	14,408	17,719	—	32,127
Prepaid expenses and other assets	4,361	890	630	—	5,881
Prepaid income taxes	15	214	1,702	—	1,931
Deferred tax assets	—	70	214	—	284
Total current assets	24,552	15,582	22,170	—	62,304
Property and equipment, net	2,472	6,923	—	—	9,395
Other Assets:
Intercompany receivable	380,356	—	—	(380,356)	—
Deferred debt issue costs, net	7,635	—	—	—	7,635
Deposits and other noncurrent assets	361	556	27	—	944
Goodwill	—	128,293	76,367	—	204,660
Intangible assets, net	—	38,000	35,872	—	73,872
	388,352	166,849	112,266	(380,356)	287,111
	$415,376	$189,354	$134,436	$(380,356)	$358,810
Liabilities and Members' Equity (Deficit)
Current Liabilities
Current portion of long-term debt	$1,268	$46	$—	$—	$1,314
Current portion of fair value of contingent consideration	—	2,960	2,384	—	5,344
Accounts payable, accrued expenses and other current liabilities	11,699	2,368	2,458	—	16,525
Accrued compensation	3,321	2,153	2,272	—	7,746
Accrued interest	6,865	—	—	—	6,865
Total current liabilities	23,153	7,527	7,114	—	37,794
Intercompany payable	—	265,340	115,016	(380,356)	—
Long-term debt, net of current portion	369,304	94	—	—	369,398
Deferred tax liabilities	—	1,315	9,642	—	10,957
Accrued management fees	5,378	—	—	—	5,378
Fair value of contingent consideration, net of current portion	—	—	2,596	—	2,596
Other liabilities	1,556	—	68	—	1,624
Members' Equity (Deficit)	15,985	(84,922)	—	—	(68,937)
	$415,376	$189,354	$134,436	$(380,356)	$358,810

	Aurora
	Diagnostics	Subsidiary	Non-Guarantor	Consolidating	Consolidated
December 31, 2013	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$1,200	$—	$207	$—	$1,407
Accounts receivable, net	—	12,855	15,828	—	28,683
Prepaid expenses and other assets	6,194	70	759	—	7,023
Prepaid income taxes	—	461	1,653	—	2,114
Deferred tax assets	—	70	214	—	284
Total current assets	7,394	13,456	18,661	—	39,511
Property and equipment, net	2,306	7,998	—	—	10,304
Other Assets:
Intercompany receivable	378,747	—	—	(378,747)	—
Deferred debt issue costs, net	5,991	—	—	—	5,991
Deposits and other noncurrent assets	366	163	19	—	548
Goodwill	—	128,294	65,698	—	193,992
Intangible assets, net	—	46,658	31,881	—	78,539
	385,104	175,115	97,598	(378,747)	279,070
	$394,804	$196,569	$116,259	$(378,747)	$328,885
Liabilities and Members' Equity (Deficit)
Current Liabilities
Current portion of long-term debt	$1,017	$85	$—	$—	$1,102
Current portion of fair value of contingent consideration	—	3,410	1,750	—	5,160
Accounts payable, accrued expenses and other current liabilities	11,713	1,828	2,179	—	15,720
Accrued compensation	3,510	2,921	2,842	—	9,273
Accrued interest	10,026	—	—	—	10,026
Total current liabilities	26,266	8,244	6,771	—	41,281
Intercompany payable	—	279,128	99,619	(378,747)	—
Long-term debt, net of current portion	324,204	103	22	—	324,329
Deferred tax liabilities	—	1,044	7,407	—	8,451
Accrued management fees	3,570	—	—	—	3,570
Fair value of contingent consideration, net of current portion	—	—	2,440	—	2,440
Other liabilities	1,308	—	—	—	1,308
Members' Equity (Deficit)	39,456	(91,950)	—	—	(52,494)
	$394,804	$196,569	$116,259	$(378,747)	$328,885

Condensed Consolidating Statements of Operations (in thousands):

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
September 30, 2014	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$35,117	$27,928	$63,045
Operating costs and expenses:
Cost of services	—	13,899	19,691	33,590
Selling, general and administrative expenses	4,986	5,949	4,460	15,395
Provision for doubtful accounts	—	2,024	2,260	4,284
Intangible asset amortization expense	—	2,886	1,674	4,560
Management fees	(1)	2,806	(2,174)	631
Acquisition and business development costs	303	—	—	303
Change in fair value of contingent consideration	—	220	(140)	80
Total operating costs and expenses	5,288	27,784	25,771	58,843
Income (loss) from operations	(5,288)	7,333	2,157	4,202
Other (expense) income:
Interest expense	(6,569)	(233)	(2,497)	(9,299)
Write-off of deferred debt issue costs	(1,639)	—	—	(1,639)
Loss on extinguishment of debt	(805)	—	—	(805)
Other income	—	1	—	1
Total other expense, net	(9,013)	(232)	(2,497)	(11,742)
Income (loss) before income taxes	(14,301)	7,101	(340)	(7,540)
Income tax benefit	—	122	(340)	(218)
Net income (loss)	$(14,301)	$6,979	$—	$(7,322)

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
September 30, 2013	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$35,597	$26,513	$62,110
Operating costs and expenses:
Cost of services	—	13,837	19,051	32,888
Selling, general and administrative expenses	4,535	6,581	4,876	15,992
Provision for doubtful accounts	—	2,126	2,024	4,150
Intangible asset amortization expense	—	2,936	1,725	4,661
Management fees	(14,590)	18,194	(2,977)	627
Acquisition and business development costs	39	—	—	39
Change in fair value of contingent consideration	—	(9)	(359)	(368)
Total operating costs and expenses	(10,016)	43,665	24,340	57,989
Income (loss) from operations	10,016	(8,068)	2,173	4,121
Other (expense) income:
Interest expense	(5,514)	(225)	(2,619)	(8,358)
Other income	—	(3)	—	(3)
Total other expense, net	(5,514)	(228)	(2,619)	(8,361)
Loss before income taxes	4,502	(8,296)	(446)	(4,240)
Income tax provision (benefit)	—	(322)	(446)	(768)
Net loss	$4,502	$(7,974)	$—	$(3,472)

	Aurora
For the Nine Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
September 30, 2014	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$101,150	$79,724	$180,874
Operating costs and expenses:
Cost of services	—	40,652	56,923	97,575
Selling, general and administrative expenses	14,880	17,804	12,643	45,327
Provision for doubtful accounts	—	5,553	6,466	12,019
Intangible asset amortization expense	—	8,658	4,761	13,419
Management fees	(145)	8,488	(6,524)	1,819
Acquisition and business development costs	744	—	—	744
Change in fair value of contingent consideration	—	442	(904)	(462)
Total operating costs and expenses	15,479	81,597	73,365	170,441
Income (loss) from operations	(15,479)	19,553	6,359	10,433
Other (expense) income:
Interest expense	(17,886)	(697)	(7,489)	(26,072)
Write-off of deferred debt issue costs	(1,639)	—	—	(1,639)
Loss on extinguishment of debt	(805)	—	—	(805)
Other income	—	15	—	15
Total other expense, net	(20,330)	(682)	(7,489)	(28,501)
Income (loss) before income taxes	(35,809)	18,871	(1,130)	(18,068)
Income tax benefit	—	(119)	(1,130)	(1,249)
Net income (loss)	$(35,809)	$18,990	$—	$(16,819)

	Aurora
For the Nine Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
September 30, 2013	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$105,784	$80,267	$186,051
Operating costs and expenses:
Cost of services	—	41,827	58,383	100,210
Selling, general and administrative expenses	14,438	20,009	14,560	49,007
Provision for doubtful accounts	—	6,652	6,193	12,845
Intangible asset amortization expense	—	8,815	5,259	14,074
Management fees	(13,342)	25,678	(10,461)	1,875
Acquisition and business development costs	115	—	—	115
Change in fair value of contingent consideration	—	1,368	1,089	2,457
Total operating costs and expenses	1,211	104,349	75,023	180,583
Income (loss) from operations	(1,211)	1,435	5,244	5,468
Other (expense) income:
Interest expense	(16,089)	(675)	(7,688)	(24,452)
Other income	5	10	—	15
Total other expense, net	(16,084)	(665)	(7,688)	(24,437)
Loss before income taxes	(17,295)	770	(2,444)	(18,969)
Income tax provision (benefit)	6	(242)	(2,444)	(2,680)
Net loss	$(17,301)	$1,012	$—	$(16,289)

Condensed Consolidating Statements of Cash Flows (in thousands):

	Aurora
For the Nine Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
September 30, 2014	Holdings, LLC	Guarantors	Subsidiaries	Total
Net income (loss)	$(35,809)	$18,990	$—	$(16,819)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	5,541	11,501	2,728	19,770
Changes in assets and liabilities	25,732	(28,750)	(1,644)	(4,662)
Net cash (used in) provided by operating activities	(4,536)	1,741	1,084	(1,711)
Net cash used in investing activities	(15,881)	(1,647)	614	(16,914)
Net cash provided by (used in) financing activities	39,393	(94)	—	39,299
Net increase (decrease) in cash	18,976	—	1,698	20,674
Cash and cash equivalents, beginning of period	1,200	-	207	1,407
Cash and cash equivalents, end of period	$20,176	$-	$1,905	$22,081

	Aurora
For the Nine Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
September 30, 2013	Holdings, LLC	Guarantors	Subsidiaries	Total
Net loss	$(17,301)	$1,012	$—	$(16,289)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	2,828	12,502	3,904	19,234
Changes in assets and liabilities	(4,736)	(800)	(1,122)	(6,658)
Net cash (used in) provided by operating activities	(19,209)	12,714	2,782	(3,713)
Net cash used in investing activities	(1,613)	(12,629)	(3,177)	(17,419)
Net cash provided by (used in) financing activities	12,725	(87)	—	12,638
Net decrease in cash	(8,097)	(2)	(395)	(8,494)
Cash and cash equivalents, beginning of period	9,637	2	1,203	10,842
Cash and cash equivalents, end of period	$1,540	$-	$808	$2,348

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In the 2014 Final Physician Fee Schedule Rule CMS also calculated the 2014 conversion factor using the Sustainable Growth Rate method, or SGR.  The new conversion factor represented a 20.1 percent reduction from the 2013 conversion factor.  On December 18, 2013, Congress passed legislation that enacted a 0.5 percent increase in the conversion factor, which was effective through March 31, 2014.  On April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014, or PAMA. PAMA extended the 0.5 percent increase through March 31, 2015 and made other changes to laboratory reimbursement discussed below.  Currently, Congress may also consider a long-term fix to the SGR, which could eliminate the need for annual Congressional action to delay implementation of cuts resulting from the SGR. If Congress fails to act before March 31, 2015, or if it does not enact a long-term solution to the SGR, then future decreases in the Medicare physician schedule are possible.

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

In PAMA, Congress instituted a new process for the review of rates paid for clinical laboratory services, which will replace CMS’s plan to adjust payments based on technological advances.  This process only applies to services paid based on the CLFS and would not affect the Medicare reimbursement for those of our services that are paid for under the Physician Fee Schedule.  Beginning in 2016, laboratories will be required to report to CMS the prices that they receive from third-party payors and the volumes of the tests paid at each payment level.  Payments reported must include any discounts, rebates, coupons or other price concessions, and any changes in prices paid during the applicable time period must also be reported.  Reporting must reflect payments from private payors, Medicare Advantage plans and Medicaid managed plans.  This reporting process will be repeated every three years, except for tests that are considered Advanced Diagnostic Laboratory Tests, or ADLTs, for which prices must be reported annually.  ADLTs are tests performed by a single laboratory and which consist of an analysis of multiple biomarkers of DNA, RNA or proteins combined with a unique algorithm; tests cleared or approved by FDA; or other tests defined by the Secretary of Health and Human Services. CMS is required to complete a rulemaking by June 30, 2015 establishing the data collection requirements.

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

In the 2015 Physician Fee Rule, CMS enacted additional payment changes.  Although that it had indicated previously that it considered flow cytometry, a test that we commonly bill, to be potentially misvalued and therefore, overpaid, CMS did not change the payment for that code in the Final Rule.  CMS did, however, decide to change how it pays for prostate biopsy codes, which is also a test that we bill relatively often, and stated that it did consider that code to be potentially misvalued.  In addition, it made a substantial reductions in certain other codes, including the codes applicable to FISH (fluorescent in situ hybridization), which we also bill; however, our analysis suggests that those cuts will be offset by the increases in other codes, including CPT 88305, which is the most common code that we bill.  CMS also stated that it does not intend to implement the policy that it proposed in the 2014 Proposed Fee Schedule Rule that would have limited certain physician payments to the amounts paid in the hospital setting. Finally, CMS announced that it is withdrawing its authority to amend laboratory rates to reflect technological changes as mandated by PAMA. Overall, based on our historical produce mix we expect the changes to have a net positive impact of about $600,000 on our 2015 revenues.  However, our product mix, payor mix and volume may change and the actual impact of the changes to the 2015 Physician Fee Rule may vary significantly from our estimates.  This does not reflect any potential change that Congress might make in the future with regard to the Conversion Factor.

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

On October 3, 2014, the United States Food and Drug Administration issued two separate draft Guidances that propose FDA regulation of Laboratory Developed Tests (“LDTs), which are those tests that are designed, manufactured and used within a single laboratory.  In recent years, many molecular diagnostic tests as well as other commonly ordered tests have been offered by laboratories as LDTs.  Historically, the FDA has exercised “enforcement discretion” with regard to LDTs; therefore, laboratories offering such tests have not been required to comply with FDA medical device regulations.  However, the two Guidances demonstrate that FDA intends to change its policy and apply its regulations to LDTs.  According to the Guidances, FDA will utilize a risk-based approach to LDTs, which would require laboratories offering the highest risk tests to go through FDA review.  The FDA would then proceed to review other categories of tests, based on the respective level of risk that they present.  The FDA proposes to phase in this regulation over the nine years following publication of the Final Guidances.  In addition, once the Guidances are issued in final form, all laboratories would be required to notify FDA and identify the LDTs that they offer.  After the Guidances become final, other FDA medical device requirements would also become applicable to most LDTs.  Finally, after the FDA approves or clears an LDT, it would likely be subject to the federal Medical Device Tax, which imposes an excise tax of 2.3% on the sale price of any medical device.  We do not expect the new FDA guidances to have a material impact on our net revenue or profitability.

Results of Operations

The following table outlines our results of operations as a percentage of net revenue for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenue	100%	100%	100%	100%
Operating costs and expenses:
Cost of services	53.3%	53.0%	53.9%	53.9%
Selling, general and administrative expenses	24.4%	25.7%	25.1%	26.3%
Provision for doubtful accounts	6.8%	6.7%	6.6%	6.9%
Intangible asset amortization expense	7.2%	7.5%	7.4%	7.6%
Management fees	1.0%	1.0%	1.0%	1.0%
Acquisition and business development costs	0.5%	0.1%	0.4%	0.1%
Change in fair value of contingent consideration	0.1%	-0.6%	-0.3%	1.3%
Total operating costs and expenses	93.3%	93.4%	94.2%	97.1%
Income (loss) from operations	6.7%	6.6%	5.8%	2.9%
Other income (expense):
Interest expense	-14.7%	-13.5%	-14.4%	-13.1%
Write-off of deferred debt issue costs	-2.6%	0.0%	-0.9%	0.0%
Loss on extinguishment of debt	-1.3%	0.0%	-0.4%	0.0%
Other income / (expense)	0.0%	0.0%	0.0%	0.0%
Total other expense, net	-18.6%	-13.5%	-15.8%	-13.1%
Loss before income taxes	-11.9%	-6.8%	-10.0%	-10.2%
Income tax benefit	-0.3%	-1.2%	-0.7%	-1.4%
Net Loss	-11.6%	-5.6%	-9.3%	-8.8%

Comparison of the Three Months Ended September 30, 2014 and 2013

Net revenue

Net revenue for the quarter ended September 30, 2014 was $63.0 million on accession volume of 541,000, inclusive of $1.5 million of revenue and 13,000 accessions from labs acquired in 2014. Net revenue at existing labs decreased by 1.0 percent, or $0.6 million, to $61.5 million for the quarter ended September 30, 2014, compared to $62.1 million for the quarter ended September 30, 2013. Same lab accession volume decreased by 1.9 percent to 528,000 for the quarter ended September 30, 2014, compared to 538,000 for the quarter ended September 30, 2013. The decrease in volume for the quarter resulted in approximately $1.4 million lower net revenue. The average revenue per accession for the quarter ended September 30, 2014 increased by approximately 1.0%, to $116, from approximately $115 in the quarter ended September 30, 2013, representing a $0.8 million increase in revenue. The increase in average revenue per accession and corresponding net revenue compared to the same quarter in 2013 was due primarily to changes in payor and product mix and approximately $0.2 million higher revenue from the Aurora Research Institute, which specializes in providing paraffin blocks and fresh tissue to pharmaceutical and research companies conducting research studies, partially offset by lower revenue from Medicare.

During the first quarter of 2014, we received contracts to provide our lab services at four new hospitals.  We began servicing the first of these hospitals in March 2014 and the other three by September 2014.

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

For the quarters ended September 30, 2014 and 2013, our pathology diagnostic testing services accounted for substantially all of our revenue.

Cost of services

Cost of services for the quarter ended September 30, 2014 was $33.6 million, including $0.9 million for labs acquired in 2014.  Cost of services at existing labs decreased approximately $0.2 million, or 0.6 percent, to $32.7 million for the quarter ended September 30, 2014, from $32.9 million for the quarter ended September 30, 2013, consistent with the lower accession volume.

As a percentage of net revenue, cost of services was 53.3 percent for the quarter ended September 30, 2014, compared to 53.0 percent for the quarter ended September 30, 2013. Gross margin was 46.7 percent for the quarter ended September 30, 2014, compared to 47.0 percent for the quarter ended September 30, 2013. Cost of services and our related gross profit percentages may be positively or negatively impacted by market conditions and our service mix.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased approximately $0.6 million, or 3.7 percent, to $15.4 million for the quarter ended September 30, 2014 from $16.0 million for the quarter ended September 30, 2013. Selling, general and administrative expenses at corporate increased by approximately $0.4 million primarily due to higher severance costs. Selling, general and administrative expenses at our labs decreased by approximately $1.0 million for the quarter ended September 30, 2014 compared to the corresponding prior year period, primarily related to lower personnel related costs as a result of reductions in headcount, as well as lower costs for electronic medical records systems donations, which were ceased in the first quarter of 2014. The decreases at our labs were partially offset by approximately $0.1 million of selling, general and administrative expenses at our labs acquired in 2014.

As a percentage of net revenue, selling, general and administrative expenses were 24.4 percent for the quarter ended September 30, 2014, compared to 25.7 percent for the quarter ended September 30, 2013.

Provision for doubtful accounts

Our provision for doubtful accounts increased approximately $0.1 million, or 3.2 percent, to $4.3 million for the quarter ended September 30, 2014, from $4.2 million for the quarter ended September 30, 2013. The increase in the provision for doubtful accounts primarily related to our higher net revenue. As a percentage of net revenue, the provision for doubtful accounts increased to 6.8 percent for the quarter ended September 30, 2014, compared to 6.7 percent for the quarter ended September 30, 2013.

The Company’s consolidated provision for doubtful accounts could be positively or negatively impacted by the provision for doubtful accounts for laboratories that we acquire in the future.

Intangible asset amortization expense

Amortization expense decreased to $4.6 million for the quarter ended September 30, 2014, from $4.7 million for the quarter ended September 30, 2013, as a result of certain intangible assets becoming fully amortized and $1.0 million of impairments of finite lived intangible assets recorded in November 2013, partially offset by approximately $0.1 million of amortization related to 2014 acquisitions.  We generally amortize our intangible assets over lives ranging from 3 to 15 years.

Management fees

Management fees were approximately $0.6 million for each of the quarters ended September 30, 2014 and 2013. Management fees are based on 1.0 percent of net revenue plus expenses.

Acquisition and business development costs

Transaction costs associated with our completed acquisitions and business development costs related to our prospecting and acquisition activity increased to $0.3 million for the quarter ended September 30, 2014, compared to approximately $39,000 for the quarter ended September 30, 2013, as a result of increased acquisitions activity.

Change in fair value of contingent consideration

For the quarter ended September 30, 2014, we recorded a non-cash expense of $80,000 for changes in the fair value of contingent consideration issued in connection with our acquisitions compared to $0.4 million non-cash gain for changes in the fair value of contingent consideration for the quarter ended September 30, 2013.  These changes in the fair value relate to revisions in our projections to reflect recent results, as well as other variables such as the discount rate and actual payments made.

Interest expense

Interest expense increased by approximately $0.9 million, to $9.3 million for the quarter ended September 30, 2014, compared to $8.4 million for the quarter ended September 30, 2013. The increase in interest expense resulted from higher average debt balances as well as an increase of fifty basis points in the interest rate in connection with the third amendment to our credit facility on April 24, 2013 and a further increase of one hundred fifty basis points in the interest rate in connection with our new credit facility entered into on July 31, 2014.

Provision for income taxes

We are a Delaware limited liability company for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Diagnostics Holdings, LLC in accordance with the terms of the Aurora Diagnostics Holdings, LLC Limited Liability Company Agreement. We have made tax distributions to the members in amounts designed to provide such members with sufficient cash to pay taxes on their allocated income. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The benefit from federal and state income taxes for these subsidiaries, as reflected in our condensed consolidated financial statements, amounted to $0.2 million for the quarter ended September 30, 2014, compared to $0.8 million for the quarter ended September 30, 2013.

Comparison of the Nine Months Ended September 30, 2014 and 2013

Net revenue

Net revenue for the nine months ended September 30, 2014 was $180.9 million on accession volume of 1,574,000, inclusive of $1.5 million of revenue and 13,000 accessions from labs acquired in 2014.  Net revenue at existing labs decreased by 3.6 percent, or approximately $6.7 million, to $179.4 million for the nine months ended September 30, 2014, compared to $186.1 million for the nine months ended September 30, 2013. Same lab accession volume decreased by 3.1 percent to 1,561,000 for the nine months ended September 30, 2014, compared to 1,610,000 for the nine months ended September 30, 2013. The decrease in volume for the nine months, which resulted in approximately $6.0 million lower net revenue, was primarily a result of client attrition and lower volume from referring clients. The average revenue per accession for the nine months ended September 30, 2014 decreased by approximately 0.6%, to $115, from approximately $116 in the nine months ended September 30, 2013, representing a $0.7 million decrease in revenue. The decrease in average revenue per accession and corresponding net revenue compared to same period in 2013 was due primarily to Medicare reductions, including changes to the 2014 Physician Fee Schedule effective January 1, 2014 and sequestration, which became effective in April 2013, partially offset by approximately $1.1 million higher revenue from new Aurora Research Institute.

During the first quarter of 2014, we received contracts to provide our lab services at four new hospitals.  We began servicing the first of these hospitals in March 2014 and the other three by September 2014.

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

For the nine months ended September 30, 2014 and 2013, our pathology diagnostic testing services accounted for substantially all of our revenue.

Cost of services

Cost of services for the nine months ended September 30, 2014 was $97.6 million, including $0.9 million for labs acquired in 2014.  Cost of services at existing labs decreased approximately $3.5 million, or 3.5 percent, to $96.7 million for the nine months ended September 30, 2014, from $100.2 million for the nine months ended September 30, 2013. The decrease in cost of services was primarily attributable to the lower accession volume for the nine months ended September 30, 2014, compared to same period of 2013. Costs of services per accession was approximately $62 for each of the nine months ended September 30, 2014 and 2013.

As a percentage of net revenue, cost of services was 53.9 percent and gross margin was 46.1 percent for both the nine months ended September 30, 2014 and the nine months ended September 30, 2013. Cost of services and our related gross profit percentages may be positively or negatively impacted by market conditions and our service mix.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased approximately $3.7 million, or 7.5 percent, to $45.3 million for the nine months ended September 30, 2014 from $49.0 million for the nine months ended September 30, 2013. Selling, general and administrative expenses at our labs decreased by approximately $4.1 million for the nine months ended September 30, 2014 compared to the corresponding prior year period, reflecting lower personnel related costs as a result of reductions in headcount and lower costs for electronic medical records systems donations, which were ceased in the first quarter of 2014.  The decreases at our labs were partially offset by approximately $0.1 million of selling, general and administrative expenses at our labs acquired in 2014.  Corporate selling, general and administrative expenses increased by $0.4 million for the nine months ended September 30, 2014 compared to the corresponding prior year period, as a result of higher executive consulting costs.

As a percentage of net revenue, selling, general and administrative expenses were 25.1 percent for the nine months ended September 30, 2014, compared to 26.3 percent for the nine months ended September 30, 2013.

Provision for doubtful accounts

Our provision for doubtful accounts decreased approximately $0.8 million, or 6.4 percent, to $12.0 million for the nine months ended September 30, 2014, from $12.8 million for the nine months ended September 30, 2013. The decrease in the provision for doubtful accounts primarily related to changes in our payor mix, as well as lower net revenue. As a percentage of net revenue, the provision for doubtful accounts decreased to 6.6 percent for the nine months ended September 30, 2014, compared to 6.9 percent for the nine months ended September 30, 2013.

The Company’s consolidated provision for doubtful accounts could be positively or negatively impacted by the provision for doubtful accounts for laboratories that we acquire in the future.

Intangible asset amortization expense

Amortization expense decreased to $13.4 million for the nine months ended September 30, 2014, from $14.1 million for the nine months ended September 30, 2013, as a result of certain intangible assets becoming fully amortized and $1.0 million of impairments of finite lived intangible assets recorded in November 2013, partially offset by approximately $0.1 million of amortization related to 2014 acquisitions. We generally amortize our intangible assets over lives ranging from 3 to 15 years.

Management fees

Management fees were approximately $1.8 million for the nine months ended September 30, 2014, compared to $1.9 million for the nine months ended September 30, 2013. Management fees are based on 1.0 percent of net revenue plus expenses.

Acquisition and business development costs

Transaction costs associated with our completed acquisitions and business development costs related to our prospecting and acquisition activity increased to $0.7 million for the nine months ended September 30, 2014, compared to approximately $0.1 million for the nine months ended September 30, 2013, as a result of increased acquisitions related activity.

Change in fair value of contingent consideration

For the nine months ended September 30, 2014, we recorded a non-cash gain of $0.5 million for changes in the fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009.  This compared to a non-cash expense of $2.5 million for changes in the fair value of contingent consideration for the nine months ended September 30, 2013.  These changes in the fair value relate to revisions in our projections to reflect recent results, as well as other variables such as the discount rate and actual payments made.

Interest expense

Interest expense increased by approximately $1.6 million, to $26.1 million for the nine months ended September 30, 2014, compared to $24.5 million for the nine months ended September 30, 2013. The increase in interest expense resulted from higher average debt balances as well as an increase of fifty basis points in the interest rate in connection with the third amendment to our credit facility on April 24, 2013 and a further increase of one hundred fifty basis points in the interest rate in connection with our new credit facility entered into on July 31, 2014.

Provision for income taxes

We are a Delaware limited liability company for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Diagnostics Holdings, LLC in accordance with the terms of the Aurora Diagnostics Holdings, LLC Limited Liability Company Agreement. We have made tax distributions to the members in amounts designed to provide such members with sufficient cash to pay taxes on their allocated income. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The benefit from federal and state income taxes for these subsidiaries, as reflected in our condensed consolidated financial statements, amounted to $1.2 million for the nine months ended September 30, 2014, compared to $2.7 million for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Since inception, we have primarily financed operations through capital contributions from our equityholders, long term debt financing and cash flow from operations. On May 26, 2010, we entered into a senior secured credit facility of $335.0 million with Barclays Bank PLC and certain other lenders. Our senior secured credit facility included a six-year $225.0 million senior secured term loan due in May 2016 and a $110.0 million senior secured revolving credit facility that matures May 2015, of which $50.0 million became available immediately upon the closing of the credit facility and of which $60.0 million became available on December 20, 2010, when we amended the credit facility and issued the Senior Notes, as described below. Proceeds from the senior secured credit facility were primarily used to repay all amounts outstanding under the credit facilities we entered into in December 2007.

On December 20, 2010, in connection with the closing of our Senior Notes offering described below, we amended our senior secured credit facility and applied $129.0 million of the net proceeds that we received from the offering to repay $19.0 million in principal owed under our revolver and $110.0 million of the $224.4 million principal then outstanding under our term loan. On October 26, 2012, we entered into a second amendment to the credit facility, which provided for the elimination of the interest coverage ratio requirements and the adjustment of the senior secured leverage ratio requirements. In connection with the second amendment, we elected to reduce the maximum amount available under the revolving credit facility from $110 million to $60 million.

Prior to the third amendment of the credit facility, as described below, the credit facility bore interest, at our option, at a rate initially equal to the prime rate plus 3.25 percent per annum or LIBOR (subject to a floor of 2.00 percent) plus 4.25 percent per annum. On April 24, 2013, we entered into a third amendment to the credit facility, which increased the applicable margin on certain term loans and revolving loans from 4.25 percent  to 4.75 percent  with respect to LIBOR rate loans and from 3.25 percent to 3.75 percent  with respect to base rate loans. It also provided for the adjustment of the senior secured leverage ratio requirements. In connection with the third amendment, we recorded approximately $0.6 million of additional debt discount related to the term loan facility and $0.3 million of deferred debt issue costs related to the revolving credit facility.

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

On July 31, 2014 we entered into a new $220.0 million credit facility with Cerberus Business Finance, LLC, which we refer to as the New Credit Facility.  The New Credit Facility consists of a $165.0 million initial term loan, $30.0 million revolving credit line and $25.0 million delayed draw term loan.  We used $145.6 million of the $165.0 million proceeds to retire the revolving credit facility due May 2015 and term loan facility due May 2016, including accrued interest and fees.  The delayed draw term loan facility is available through July 31, 2015 to pay the consideration for acquisitions, as permitted under the New Credit Facility, including acquisition related fees and expenses.

Each of the term loan, revolving credit line and delayed draw term loan under the New Credit Facility has a maturity of five years but is subject to an earlier maturity to the extent our existing senior notes are not refinanced or the maturity thereof extended prior to October 14, 2017.  Under the outstanding term loans, quarterly principal repayments of $0.5 million are due commencing on September 30, 2015 through December 31, 2016.  Quarterly principal repayments increase to $0.9 million on March 31, 2017 through June 30, 2018 and to $1.3 million on September 30, 2018 and each quarter end thereafter, with the balance due at maturity.

The proceeds under the New Credit Facility were reduced by discounts of $5.1 million and $3.9 million of costs associated with the issuance of the New Credit Facility.  The remaining $10.4 million balance of the proceeds under the New Credit Facility initial term loan and the funds available under the $30.0 million revolving credit line are intended to be used to execute future acquisitions and for our general working capital and operational needs.  In connection with the retirement of our previous credit facility, we recorded a non-cash charge of $1.6 million to write off the unamortized balance of deferred issuance costs and a non-cash loss on extinguishment of debt of $0.8 million for the related original issue discount.

The New Credit Facility requires us to maintain certain levels of liquidity and comply on a quarterly basis with certain financial covenants, including a leverage ratio calculation, which generally becomes more restrictive over time, and an interest coverage ratio. Also, on an annual basis we must not exceed a specified maximum amount of consolidated capital expenditures. In addition, the New Credit Facility includes negative covenants restricting or limiting our ability to, among other things, incur, assume or permit to exist additional indebtedness or guarantees; incur liens and engage in sale leaseback transactions; make loans and investments; declare dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and other business combinations; prepay, redeem or purchase certain indebtedness; amend or otherwise alter terms of its indebtedness; sell assets; enter into transactions with affiliates and alter the business it conducts without prior approval of the lenders.

At our option, the New Credit Facility will bear interest at LIBOR, with a 1.25% floor, plus 7%, or at a base rate, with a 2.25% floor, plus 6%. The New Credit Facility is secured by essentially all of our assets and unconditionally guaranteed by us and certain of our existing and subsequently acquired or organized domestic subsidiaries and is subject to certain financial covenants. As of September 30, 2014 we owed $165.0 million under the new term loan and $9.7 million under the delayed draw term loan. As of September 30, 2014, we had no borrowings and $30.0 million available under the new revolving credit facility and were in compliance with all loan covenants.

Contingent consideration for acquisitions prior to January 1, 2009

In connection with the majority of our acquisitions, we have agreed to pay additional consideration annually over future periods of three to five years, based upon the attainment of stipulated levels of operating results by each of the acquired entities, as defined in their respective agreements. For acquisitions prior to January 1, 2009, we did not accrue contingent consideration obligations prior to the attainment of the objectives and the amount owed became fixed and determinable and was agreed to by the sellers. For the nine months ended September 30, 2013, we paid consideration under contingent notes of $3.4 million related to acquisitions prior to January 1, 2009, resulting in the recognition of additional goodwill. For the nine months ended September 30, 2014, we made no payments related to acquisitions completed prior to January 1, 2009.

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

Contingent consideration for acquisitions subsequent to January 1, 2009

We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. These estimates involve significant projections regarding future performance of the acquired practices. If actual future results differ significantly from current estimates, the actual payments for contingent consideration will differ correspondingly. As of September 30, 2014, the fair value of contingent consideration related to the acquisitions since January 1, 2009 was $7.9 million, representing the present value of approximately $9.0 million in estimated future payments through 2017. For the nine month periods ended September 30, 2014 and September 30, 2013 we paid consideration under contingent notes of $1.5 million and $12.3 million, respectively. Future payments will be reflected in the change in the fair value of the contingent consideration.

Cash and Working Capital

As of September 30, 2014, we had cash and cash equivalents of $22.1 million. Our primary uses of cash are to fund our operations, service debt, including payments due under our contingent notes, make acquisitions and purchase property and equipment. Cash used to fund our operations excludes the impact of non-cash items, such as the allowance for doubtful accounts, depreciation, impairments of goodwill and other intangible assets, changes in the fair value of the contingent consideration and non-cash stock-based compensation, and is impacted by the timing of our payments of accounts payable and accrued expenses and collections of accounts receivable.

As of September 30, 2014, we had working capital of $24.5 million.

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

Cash flows for operating activities

Net cash used in operating activities during the nine months ended September 30, 2014 was $1.7 million compared to $3.7 million during the nine months ended September 30, 2013. Net cash used in operating activities for the nine months ended September 30, 2014 reflected a net loss of $16.8 million and certain adjustments for non-cash items, including $16.8 million of depreciation and amortization, $1.9 million of amortization of original issue discount and debt issue costs, a $1.6 million write-off of deferred debt issue costs, a $0.8 million loss on extinguishment of debt, $1.2 million of deferred taxes, $0.4 million of equity compensation costs and non-cash gains of $0.5 million for the change in fair value of contingent consideration. Net cash used in operating activities for the nine months ended September 30, 2014 also reflected increases and decreases in working capital, including a $3.1 million increase in accounts receivable, a $1.2 million decrease in prepaid expenses, a $3.2 million decrease in accrued interest, a $1.5 million decrease in accrued compensation and a $1.9 million increase in accounts payable, accrued expenses and other current liabilities. As of September 30, 2014 our DSO (Days Sales Outstanding) was 47 days, which was down from 50 days as of June 30, 2014, but still higher than the 42 DSOs as of December 31, 2013.  Various factors contributed to the increase in DSOs, including delays in billing due to credentialing of newly hired physicians and higher revenue from hospitals, which have a longer collection cycle.

Cash flows for investing activities

Net cash used in investing activities during the nine months ended September 30, 2014 was $16.9 million compared to $17.4 million during the nine months ended September 30, 2013. Net cash used in investing activities during the nine months ended September 30, 2014 primarily consisted of $14.9 million for business acquisitions, payments of $1.5 million in contingent consideration issued in acquisitions and $1.8 million of purchases of property and equipment, partially offset by our receipt of $1.2 million of repayments of contingent consideration that we had previously paid sellers in connection with an acquisition.

Cash flows for financing activities

Net cash provided by financing activities for the nine months ended September 30, 2014 was $39.3 million compared to $12.6 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, we borrowed $159.9 million under the term loan and $9.7 million under the delayed draw term loan under our New Credit Facility.  We also repaid in full the $102.5 million owed under the prior term loan and the $22.2 million owed under the prior revolving credit facility. We also paid $4.7 million of debt issuance costs and $0.8 million under a subordinated note payable.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization (EBITDA), further adjusted to exclude unusual items and other cash or non-cash adjustments. We believe that disclosing Adjusted EBITDA provides additional information to investors, enhancing their understanding of our financial performance and providing them an important financial metric used to evaluate performance in the health care industry. Our credit facility contains financial covenants measured against Adjusted EBITDA. Our definition and calculation of Adjusted EBITDA for use in this report is consistent with the definition and calculation contained in our credit facility and the indenture governing our Senior Notes. However, in addition to the EBITDA adjustments included in the table below, the calculation of Adjusted EBITDA for our senior secured credit facility includes certain other adjustments, including pro forma results for acquisitions.

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

Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as a substitute for measures of our financial performance as determined in accordance with GAAP, such as net income and operating income. Because other companies may calculate Adjusted EBITDA differently than we do, Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA has other limitations as an analytical tool when compared to the use of net income, which we believe is the most directly comparable GAAP financial measure, including:

—	Adjusted EBITDA does not reflect the provision of income tax expense in our various jurisdictions;
—	Adjusted EBITDA does not reflect the interest expense we incur;
—	Adjusted EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;
—	Adjusted EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and
—	Adjusted EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 (D)	2013	2014 (D)	2013
Net loss	$(7,322)	$(3,472)	$(16,819)	$(16,289)
Interest expense, net	9,299	8,358	26,072	24,452
Income taxes	(218)	(768)	(1,249)	(2,680)
Depreciation and amortization	5,701	5,795	16,790	17,484
EBITDA	7,460	9,913	24,794	22,967
Management fees (A)	631	627	1,819	1,875
Change in fair value of contingent consideration (B)	80	(368)	(462)	2,457
Write-off of deferred debt issue costs	1,639	—	1,639	—
Loss on extinguishment of debt	805	—	805	—
Other charges (C)	429	202	1,105	391
Adjusted EBITDA, as defined	$11,044	$10,374	$29,700	$27,690
(A)	In accordance with our credit facility and the indenture governing our Senior Notes, management fees payable to affiliates are excluded from Adjusted EBITDA.
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
(D)

For purposes of calculating compliance ratios for our senior secured credit facility, Adjusted EBITDA would have also included an additional $1.2 million and $5.2 million for the three and nine months ended September 30, 2014, respectively.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

During the nine months ended September 30, 2014, there were no material changes in our commitments or contractual liabilities outside of the ordinary course of business.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2014. Based on that evaluation, the principal executive officer and principal financial officer of the Company have concluded that, as of September 30, 2014, such disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AURORA DIAGNOSTICS HOLDINGS, LLC

Date:	November 12, 2014	By:	/s/ Michael C. Grattendick
Michael C. Grattendick
Vice President, Controller, and Treasurer
(Principal Financial Officer and Duly Authorized Officer)