Form 10-K
period 2014-12-31
AURORA DIAGNOSTICS HOLDINGS LLC
filed 2015-06-04
CIK 1367832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒. (Note: The registrant has filed all reports pursuant to the Securities Exchange Act of 1934 as applicable for the preceding 12 months.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.

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

The information provided in this Annual Report on Form 10-K for the year ended December 31, 2014, including the consolidated financial statements and notes thereto, is that of Aurora Diagnostics Holdings, LLC and its subsidiaries and affiliates. The terms “we,” “us,” “our,” “Aurora Diagnostics,” “Aurora Holdings,” and the “Company” typically refer to Aurora Diagnostics Holdings, LLC and its subsidiaries, as well as the professional associations and professional corporations which are separate legal entities that it controls through contractual arrangements.

Corporate History

We were organized in the State of Delaware as a limited liability company on June 2, 2006 to develop and operate as a diagnostic services company. We have grown our business significantly since our founding, driven largely by the acquisition of local and regional pathology laboratories across the United States within these acquired operations. Since our formation, we have completed 26 acquisitions of diagnostic services companies. We currently operate 22 primary laboratory locations across the United States.

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

Substantially all of our consolidated net revenue for each of the years ended December 31, 2012, 2013 and 2014 resulted from providing diagnostic related services to our clients. The majority of our revenue in 2014 was derived from providing diagnostic related services in the non-hospital outpatient channel of the anatomic pathology market. We also maintain contracts with 64 hospitals under which we provide inpatient and outpatient professional anatomic pathology services. For some of our hospital contracts, we also provide medical director services and technical slide preparation services.

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

Through a series of strategic acquisitions, we have achieved a national footprint and a leading presence in our local markets, upon which we are building a more integrated and larger-scale diagnostics company. Currently, with 22 primary laboratories across the United States, we have reached a scale that has enabled us to process approximately 2.1 million accessions for the year ended December 31, 2014.

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

As a result of recent emphasis on personalized medicine and the resultant successes of targeted therapies, human biospecimens are in high demand and now required for most phases of the drug and diagnostic development process – from preclinical discovery experiments through late-stage clinical validation studies. Launched in April of 2013, the Aurora Research Institute (ARI) leverages Aurora’s nationwide network of 138 pathologists, 22 specialty laboratories, and 64 hospital affiliates to further therapeutic and diagnostic research and development efforts in markets across the United States.  ARI facilitates the biospecimen collection process by providing access to well annotated fresh tissue biospecimens, formalin fixed paraffin embedded tissues, and biofluids.  This access along with expert pathologist consultations in all subspecialties of pathology is a valuable resource to pharmaceutical, biotech, and medical device companies engaged in research or product validation studies.  ARI has grown since its launch in 2013 and contributed $2.6 million in revenue for the year ended December 31, 2014.

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

We currently focus our marketing and sales efforts by subspecialty. Our representatives are extensively trained in the specific subspecialty they service and they are knowledgeable about our test offerings and new diagnostic technologies available in the market by subspecialty. This provides additional value to our physician clients and their staff, as our representatives become a resource to our client’s practice. Our product offerings which have been developed to meet the unique needs of each subspecialty are branded under the following names:

●	DermDX (dermatopathology services for the dermatology market);
●	Women’sDX (Women’s Health Services for the OB/GYN market);
●	UroDX (for the Urology market);
●	GastroDX (for the Gastroenterology market); and
●	HemaDX (for the Hematology and Oncology market).

The offerings provide a comprehensive test menu so each physician specialist can order the best test available to make an accurate diagnosis and appropriate treatment decisions.

Dermatopathology accounted for approximately 40 percent of our revenue in 2014, and the remaining 60 percent of our revenue primarily consisted of other subspecialties, including urology and women’s health pathology, and clinical laboratory services. Our operational, marketing and sales efforts are, in general, organized and focused on subspecialties.

Relationships with Referring Physicians and Third-Party Payors

Substantially all of our revenue consists of payments or reimbursements for specialized diagnostic services rendered to referring physicians. Our referring physicians, whom we refer to as our clients, are our primary customers. No single group of our clients accounted for a number of referrals in 2014 that was material to us. Accordingly, we are not dependent on any single or small group of our clients for referrals, revenue or otherwise. We receive referrals at the discretion of our clients, and our clients are under no obligation to make referrals to us. Furthermore, we generally have no contractual or other formalized legal arrangements with our clients.

We receive most of our revenue in the form of reimbursement from third-party payors. While third-party payors are not our clients or customers, our contractual arrangements with third-party payors, along with the customer relationships and the specific services we provide, enable the generation of our revenue. Accordingly, such arrangements are, in the aggregate, material to us.

For the year ended December 31, 2014, based on cash collections, we derived approximately 60 percent of our revenue from private insurance, including managed care organizations and other healthcare insurance providers. For the year ended December 31, 2014, none of these sources individually accounted for more than 10 percent of our revenue. While our reimbursements from private insurance sources are material to our business in the aggregate, we do not consider any individual private insurance source to be material to us.

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

For the year ended December 31, 2014, based on cash collections, we derived approximately 22 percent of our revenue from government payor programs, including Medicare and Medicaid. Accordingly, reimbursements from government payor programs are material to our business. This makes our business dependent on our ability to participate in the government programs and on the reimbursement rates we receive under such programs.

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

●

Local and Regional Pathology Groups. Local and regional pathology groups typically provide a relatively narrow menu of test services to community physicians and, in certain cases, to hospital-based pathologists.

●

National Laboratory Companies. National laboratories typically offer a full suite of tests for a variety of medical professionals, including general practitioners, hospitals and pathologists. National laboratories have identified anatomic pathology as a focus area for future growth and will continue to be a competitive challenge going forward.

●

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

●

Specialty Physician Groups. In recent years a number of specialty physician groups (dermatologists, urologists and gastroenterologists in particular) have built their own laboratories and in-sourced pathology services. This has been a significant source of competition in prior years and may continue to impact the anatomic pathology landscape in the future. However, decreased reimbursement rates in 2013 and 2014 seem to have diminished this trend.

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

Information Systems

We implement IT systems that serve to streamline internal operations and provide customized IT solutions to meet the needs of our clients. We offer our IT solutions primarily through our proprietary system ConnectDx and through a partnership with the doc2MD vendor for which we have an exclusive, long-term license.

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

ConnectDx was created to accommodate flexibility, customizations such as delivering reports to specified client system directories or printing multiple copies of reports at physician offices during particular times each day. This functional flexibility is achievable as a result of our IT solution’s layered and adaptable design. We continue to utilize ConnectDx to provide additional value to our customers and plan to expand the products offered through ConnectDx to include utilization and patient education reports as well as practice-specific solutions.

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

In 2014, we derived approximately 43 percent of our revenue from our affiliated practices. Through our contractual arrangements described below, our Board of Managers and management formulate strategies and policies which are implemented locally on a day-to-day basis by each of our affiliated practices. The following descriptions of our contractual arrangements with our affiliated practices are only summaries, which do not contain all of the information that may be important to you. For additional information, you should refer to the forms of our management, nominee, non-alienation and services agreements, copies of which have been filed as exhibits to our Registration Statement on Form S-4 filed with the SEC on September 12, 2011.

We have entered into long-term management agreements with each of our eleven affiliated practices, which are located in Massachusetts, Michigan, Minnesota, Nevada, Texas, North Carolina, South Carolina and Florida. Pursuant to these management agreements, we manage and control the non-medical functions of our affiliated practices, including:

●	recruiting, training, employing and managing the technical and support staff;
●	developing and equipping laboratory facilities;
●	establishing and maintaining courier services to transport specimens;
●	negotiating and maintaining contracts with hospitals, managed care organizations and other payors;
●

providing financial reporting and administration, clerical, purchasing, payroll, billing and collection, information systems, sales and marketing, risk management, employee benefits, legal, tax and accounting services; and

●	monitoring compliance with applicable laws and regulations.

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

Each of our management agreements are long term contractual arrangements and cannot be terminated by our affiliated practice without cause. We receive a management fee from each of our affiliated practices for the services we provide pursuant to the management agreements. For nine of our affiliated practices, our management fee is equal to the practice’s net revenue less its expenses, which include physician salaries and other professional expenses. For the remaining two affiliated practices, our management fee is determined annually based on our estimate of each practice’s demand for management services during the upcoming year. For these practices, we may adjust the fee in the event that the services we provided were greater or less than the services that were anticipated. Subject to the requirements of applicable law, the adjustment of our management fees is entirely at our discretion.

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

In addition, we have entered into contractual arrangements with the licensed physicians that own our affiliated practices. These contractual arrangements, which consist of nominee agreements and non-alienation agreements, govern the ownership of our affiliated practices by our physicians. These physicians may not vote or transfer their ownership interests in our affiliated practices or distribute or encumber the assets of our affiliated practices without our prior authorization. In addition, we have the irrevocable and unconditional right to cause the physicians to transfer their ownership interests in our affiliated practices to our designee for nominal consideration. Through these contractual arrangements, we maintain controlling voting and financial interests in our affiliated practices. Each of our affiliated practices is owned by physicians pursuant to these agreements with the exception of our laboratories in Nevada, where each of our affiliated practices is owned by a trust of which one of our wholly owned subsidiaries is the sole beneficiary.

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

Reimbursement

Depending on the billing arrangement and applicable law, the party that reimburses us for our services may be:

●	a third party who provides coverage to the patient, such as an insurance company, managed care organization or a governmental payor program;
●	the physician or other authorized party (such as a hospital or another laboratory) who ordered the testing service or otherwise referred the services to us; or
●	the patient.

For the year ended December 31, 2014, we derived approximately 60 percent of our revenue from private insurance, including managed care organizations and other healthcare insurance providers, 22 percent from governmental payor programs, including Medicare and Medicaid, and 18 percent from other sources.

In 2014, approximately 20 percent of our annual revenue was derived from the Medicare program, which is overseen by the Centers for Medicare & Medicaid Services, or CMS. Because a large percentage of our revenue is derived from the Medicare program, the Medicare coverage and reimbursement rules are significant to our operations. Reimbursement under the Medicare program for the diagnostic services that we offer is subject to either the national Medicare clinical laboratory fee schedule, which we refer to as the CLFS, or the national Medicare physician fee schedule, which we refer to as the PFS, each of which is subject to geographic adjustments and is updated annually. The PFS is designed to set compensation rates for those medical services provided to Medicare beneficiaries that require a degree of physician supervision. Clinical diagnostic laboratory tests furnished to non-hospital patients are paid according to the CLFS.

Most of the services that we provide are anatomic pathology services, which are reimbursed separately under the PFS, and beneficiaries are responsible for applicable coinsurance and deductible amounts. The PFS is based on assigned relative value units for each procedure or service, and an annually determined conversion factor is applied to the relative value units to calculate the reimbursement. The Sustainable Growth Rate (SGR) formula used to calculate the fee schedule conversion factor usually would result in a decrease in PFS payments, unless Congress acts to prevent such reductions. For example, the SGR formula was used to calculate the 2012 and 2013 PFS resulting in scheduled reimbursement cuts of 27 percent. However, in both years Congress took action to delay the implementation of these reductions. Congress passed legislation that prevented the implementation of these scheduled reductions and continued the existing payment levels through December 31, 2013. For 2014, CMS had projected the reimbursement cut resulting from the SGR formula would be approximately 20 percent, unless Congress acted to prevent the reduction. On December 18, 2013, Congress passed legislation that enacted a 0.5 percent increase in the conversion factor, effective until March 31, 2014.  On April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014, or PAMA. PAMA extended the 0.5 percent increase through March 31, 2015 and made other changes to laboratory reimbursement discussed below.

On April 16, 2015 President Obama signed the Medicare and CHIP Reauthorization Act (MACRA). The MACRA repealed the provisions related to the Medicare SGR formula and implements a new physician payment system that is designed to reward the quality of care.  In addition, it extends the current Medicare Physician Fee Schedule rates through June, 2015, and then increases them by 0.5 percent for the remainder of 2015.  Beginning in January 1, 2016, the rates will be increased annually by 0.5 percent, through 2019.  For 2020 through 2025 payments will be frozen, although payment will be adjusted to account for performance on certain quality metrics under the Merit-Based Incentive Payment Systems (MIPS) or to reflect physician participation in alternative payment models (APMs).  For 2026 and subsequent years, qualified APM participants receive an annual 0.75% update on Medicare physician payment rates, while those not participating receive a 0.25% annual payment update, plus any applicable MIPS-based payment adjustments.  At this time, it is too early to determine how these changes may impact our business beyond 2015.

Other services that we furnish are paid as clinical laboratory services and are reimbursed based on state-wide fee schedules that establish a price for each clinical laboratory CPT code. These fees are supposed to be adjusted annually by changes in the Consumer Price Index For All Urban Consumers. However, these fees are frequently reduced as a result of other Congressional action. For example, the comprehensive health reform legislation passed by Congress and signed into law by the President in 2010 provided for two separate reductions in the reimbursement rates for our clinical laboratory services: a “productivity adjustment” (which was 0.9 percent for 2013), and an additional 1.75 percent reduction. Each of these reduces the annual Consumer Price Index-based update that would otherwise determine our reimbursement for clinical laboratory services. CMS reduced payment for clinical laboratory services by approximately 0.8 percent for 2014 as a result of these two adjustments.  For 2015, CMS has stated that the reduction resulting from these provisions will be 0.25 percent.  In addition, in the Middle Class Tax Relief and Job Creation Act of 2012, Congress mandated an additional change in the reimbursement for clinical laboratory services. That legislation required CMS to rebase on a one-time basis the CLFS to effect an additional two percent reduction in clinical laboratory fees.

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

Our reimbursement is also affected by policies that are enacted by CMS.  In 2013, CMS announced its process for pricing over 100 new CPT codes for molecular diagnostics, which the American Medical Association had adopted in 2012.  CMS stated it would pay for the new molecular codes based on the CLFS, rather than the PFS as some stakeholders had urged.  CMS also required that the Medicare Administrative Contractors “gapfill” the new codes and set an appropriate price for them.  That “gapfilling” process took place during 2013 and CMS announced the new prices for these codes in September 2013.  The median of the prices set by the contractors became the new prices for these codes, effective January 1, 2014.

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

In the 2014 Proposed Rule, CMS also explained that it was concerned that payments for many codes paid under the CLFS had not been revised to reflect technological advances that have occurred since the CLFS was first implemented in 1984.  As a result, CMS proposed a procedure under which it would adjust the amount paid for various laboratory services to reflect technological changes.  CMS stated it expected it would take about five years to review all codes on the CLFS.   CMS adopted this proposal in the Final 2014 Physician Fee Schedule Rule.  However, in PAMA, Congress eliminated CMS’s authority to adjust prices based on technological changes; therefore, CMS has stated that it will not implement this adjustment procedure.  PAMA also required that clinical laboratory reimbursement be changed to better reflect current market rates and established a process for making these changes, which requires laboratories to report the rates paid by third-party payors.  The requirements of PAMA are discussed below under the heading “Recent Developments, Health Care Regulatory and Reimbursement Changes” in Part II, Item 7 of this Annual Report.

In addition, CMS made several other changes in 2014 Physician Fee Schedule Rule that could impact our business.  First, CMS implemented a policy that will set the payment for the examination of 10 or more prostate biopsies into a single “bundled” payment amount, rather than paying separately for each individual procedure as had been done previously. This will result in a significant reduction in reimbursement on each of these procedures.  In addition, as a result of recent changes in the descriptions for certain CPT codes that we commonly bill for, CMS developed new prices for Immunohistochemistry procedures, which are a common staining procedure used in pathology and for FISH (Fluorescent In Situ Hybridization) testing.  Each of these changes could result in reductions in the reimbursement that we receive for these procedures.

CMS also announced that beginning in 2015, it would no longer pay separately for the technical component of many pathology services furnished to outpatients.  Instead, it would bundle this fee into the total amount paid the hospital.  This change could have an impact on our arrangements with those hospitals with whom we do business, and could increase pressure for more favorable payment terms.

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

●

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

●

the federal False Claims Act, which prohibits individuals or entities from knowingly presenting to, or causing to be presented to, the federal government, claims for payment that are false or fraudulent;

●	the Health Insurance Portability and Accountability Act, or HIPAA, which established comprehensive federal standards with respect to the use and disclosure of protected health information;

●

the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, which was passed as part of the American Recovery and Reinvestment Act and which strengthens many of the requirements applicable to privacy and security, among other things;

●

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

●

the federal Civil Monetary Penalty Law, which prohibits the offering of remuneration or other inducements to beneficiaries of federal health care programs to influence the beneficiaries’ decisions to seek specific governmentally reimbursable items or services or to choose particular providers;

●	the Clinical Laboratory Improvement Amendments, which requires that laboratories be certified by the federal government or by a federally-approved accreditation agency;
●

the anti-markup rule, which prohibits a physician or supplier billing the Medicare program from marking up the price of a purchased diagnostic service performed by another physician or supplier who does not “share a practice” with the billing physician or supplier;

●	state law equivalents of the above, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers;
●	state laws that prohibit the corporate practice of medicine and the splitting or sharing of fees between physicians and non-physicians;
●	state laws that govern the manner in which licensed physicians can be organized to perform and bill for medical services;
●	the reassignment rules, which preclude Medicare payment for covered services to anyone other than the patient, physician, or other person who provided the service, with limited exceptions; and
●

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

Intellectual Property

Our intellectual property consists primarily of trademarks and trade secrets. The marks AURORA DIAGNOSTICS and CONNECTDX THE INFORMATION GATEWAY & Design are our most recognizable trademarks. Those trademarks are registered with the U.S. Patent and Trademark Office along with the marks DERMDX, GASTRODX, HEMADX, TREATMENTDX, URODX, WOMEN’SDX and CUNNINGHAM PATHOLOGY ASSOCIATES P.A. & Design. We also own a state registration in Alabama for the mark CUNNINGHAM PATHOLOGY, LLC & Design. We institute legal action where necessary to prevent others from using or registering confusingly similar trademarks. Our intellectual property also includes the copyright in and to our Tiger TCPC software, which is registered with the U.S. Copyright Office.

Segment Reporting and Geographic Areas

Our operations consist of one reportable segment. All of the Company’s revenue is attributable to customers located in the United States, and all of the Company’s long-lived assets are located in the United States.

Employees

As of December 31, 2014, we had 1,058 employees, which consisted of 122 pathologists, 764 laboratory technicians and staff, 55 corporate office personnel and 117 sales, marketing and client service personnel. In addition to our 122 employed pathologists, we have contractual arrangements with a physician practice that, as of December 31, 2014, employed 16 pathologists, each of which exclusively provides pathology services to our Alabama laboratory. None of our employees are subject to collective bargaining agreements. We consider our relationships with our employees to be good.

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

We derive a significant portion of our revenue from our dermatopathology subspecialty, which makes us particularly sensitive to changes in medical treatment, reimbursement rates and other market conditions in the dermatopathology market. Our revenue is particularly sensitive to changes that affect the number of or reimbursement for dermatopathology-related services. In 2014, we derived approximately 40 percent of our revenue from our dermatopathology subspecialty services, primarily from biopsies of the skin. If there is a significant development in the prevention of skin cancer, or an adverse development in the reimbursement rate for skin biopsies, it could have a material adverse effect on our business.

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

In 2010, the U.S. Congress passed legislation relating to health care reform, referred to as the Patient Protection and Affordable Care Act, or the ACA, which provided for two separate reductions in the reimbursement rates for our clinical laboratory services, each of which reduce the annual Consumer Price Index-based update that would otherwise determine our reimbursement for clinical laboratory services.  For 2015, CMS has stated that the combined reduction resulting from these provisions will be 0.25 percent.  In addition, in the recently passed Middle Class Tax Relief and Job Creation Act of 2012, Congress mandated an additional change in the reimbursement for clinical laboratory services. That legislation required CMS to rebase the CLFS to effect an additional two percent reduction in clinical laboratory fees.

Reimbursement for our anatomic pathology services is governed by the physician fee schedule.  On April 16, 2015, President Obama signed newly passed legislation that will replace the old SGR formula with a new system that is designed to reward the quality of care.  The law will also put in place increases of 0.5 percent, beginning in July 2015, and then annual increases of 0.5 percent annual thereafter, beginning on January 1, 2016, until 2019.  At this time, it is not known how these changes may affect our business beyond 2015.

A substantial portion of our anatomic pathology services are billed under a few codes (CPT 88305, 88305TC and 88305-26) and our revenue and business may be adversely affected if the reimbursement rates associated with these codes are reduced. For example, in the 2012 Final Rule, CMS requested that the American Medical Association’s RVS Update Committee (RUC) reexamine the relative value units (RVUs) for certain common pathology codes, including these codes. The 2013 Final Rule included a reduction of approximately 33 percent in the global billing code for 88305 and a 52 percent reduction in the technical component of that code.

Under the headings “Billing and Reimbursement” in Part I, Item 1 of this Annual Report and “Recent Developments, Health Care Regulatory and Reimbursement Changes” in Part II, Item 7 of this Annual Report, we have summarized a number of recent and potential changes in government reimbursement policies that may adversely affect reimbursement for diagnostic services, including without limitation:

●	changes to the PFS and CLFS;
●	cuts in reimbursement arising as a result of The Budget Control Act of 2011;
●	the adoption of pricing for new CPT codes and the “gapfilling” process;
●	proposals to reduce RVUs used to calculate payments under the PFS to lower hospital based rates;
●	potential adjustments to payments under the CLFS to reflect technological advances;
●	proposals to bundle prostate biopsies;
●	new pricing for immunohistochemistry procedures and FISH testing; and
●	bundling of technical component services furnished to hospital outpatients.

These and other changes to government reimbursement policies could have a material adverse impact on our business. Even when reimbursement rates are not reduced, policy changes add to our costs by increasing the complexity and volume of administrative requirements. Medicaid reimbursement, which varies by state, is also subject to administrative and billing requirements and budget pressures. Recently, state budget pressures have caused states to consider several policy changes that may impact our financial condition and results of operations, such as delaying payments, reducing reimbursement, restricting coverage eligibility and service coverage, and imposing taxes on our services.

Non-governmental third-party payors have taken steps to control the utilization and reimbursement of diagnostic services.

We also face efforts by non-governmental third-party payors, including health plans, to reduce utilization of diagnostic testing services and reimbursement for diagnostic services. For instance, third-party payors often use the payment amounts under the Medicare fee schedules as a reference in negotiating their payment amounts. In some cases, our fee schedules with third-party payors are linked to the current Medicare fee schedules, and therefore reductions in the Medicare fee schedules could lead to reductions in reimbursement from some of our third-party payors. As described above, CMS’ 2013 Final Rule included a reduction in the Medicare fee schedules of approximately 33 percent in the global billing code for 88305 and a 52 percent reduction in the technical component of that code, which resulted in a significant reduction in our reimbursement from Medicare.  CMS made significant further reductions in reimbursement for codes we bill under the 2014 and 2015 Medicare fee schedules. We have experienced isolated reductions in reimbursement from non-governmental third-party payors tied to the Medicare reductions.  However, the recent reduction in Medicare reimbursement rates, and future reductions in Medicare reimbursement rates, could result in a reduction in the reimbursements we receive from such third-party payors and have a material adverse impact on our business.

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

Compliance costs associated with the Clinical Laboratory Improvement Amendments of 1988, or CLIA, make it cost-prohibitive for many physicians to operate clinical laboratories in their offices. However, diagnostic tests approved or cleared by the U.S. Food and Drug Administration, or FDA, for home use are automatically deemed to be “waived” tests under CLIA and may be performed by our referring physicians and their patients with minimal regulatory oversight under CLIA. Test kit manufacturers could seek to increase sales to both our referring physicians and their patients of test kits approved by the FDA for point-of-care testing or home use. Development of such technology and its use by our clients could decrease our revenue and have a material adverse effect on our business.

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

Most of our provision for doubtful accounts in 2014, which totaled 6.8 percent of revenue, resulted from the failure of patients to pay their bills, including copayments and deductibles. Failure to timely or correctly bill could lead to lack of reimbursement for services or an increase in the aging of our accounts receivable, which could adversely affect our results of operations. Increases in write-offs of doubtful accounts, delays in receiving payments, potential retroactive adjustments, and penalties resulting from audits by payors would also adversely affect our financial condition. Failure to comply with applicable laws relating to billing governmental health care programs could also lead to various penalties, including exclusion from participation in Medicare or Medicaid programs, asset forfeitures, civil and criminal fines and penalties, and the loss of various licenses, certificates, and authorizations necessary to operate our business, any of which could have a material adverse effect on our business.

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

Most of our services are billed to a party other than the physician that ordered the test. In 2012, 2013 and 2014, based on cash collections, we estimate that we received 26 percent, 23 percent and 22 percent, respectively, of our revenue from Medicare and Medicaid. In 2014, based on cash collections, we estimate that 60 percent of our revenue was paid by non-governmental third-party payors, including health plans. If we bill a higher percentage of our services to payors who reimburse at rates lower than our current payors, our results of operations and financial condition would suffer.

Changes in the mix of diagnostic testing services that we provide have and could continue to negatively impact our net revenue per accession and our profitability.

We typically provide global pathology services in which we provide both the technical component and the professional component of services with respect to our accessions. In recent years, increasing numbers of referring physicians have converted to arrangements in which we perform only the technical component or the professional component of services with respect to our accessions, as opposed to global pathology services. In these cases, our net revenue per accession has declined due to the fact that we no longer receive the entire global fee for the service, but instead receive fees for only the technical component or the professional component of each accession. If the volume or percentage of accessions for which we perform global pathology services decreases, it could continue to decrease our average net revenue per accession and gross profit percentage.

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

Since our inception, we have acquired 26 existing diagnostic services businesses, including 4 acquisitions in 2014. We expect to evaluate potential strategic acquisitions of diagnostic services and other businesses that might augment our existing specialized diagnostic testing services. These acquisitions have involved and could continue to involve the integration of a separate company that previously operated independently and had different systems, processes and cultures. As such, many of our systems, such as our laboratory information systems and billing systems, are not standardized and some aspects of the day-to-day operations of our laboratories continue to be conducted on a decentralized basis.

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

Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include customer relationships, healthcare facility agreements and non-compete agreements acquired in acquisitions, were approximately $69.6 million at December 31, 2014, representing 21 percent of our total assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was $177.8 million at December 31, 2014, representing approximately 55 percent of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, under Financial Accounting Standards Board Statement (FASB) Accounting Standards Codification 350, will be reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in performance of the acquired company, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The amount of any impairment must be written off. We evaluated our recorded goodwill and identifiable intangible assets as of September 30, 2011, September 30, 2012, November 30, 2012, November 30, 2013 and November 30, 2014, which resulted in our recording impairment charges of $24.5 million, $114.6 million, $53.9 million, $53.9 million and $27.5 million, respectively. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.

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

Our success depends on our ability to attract, retain and motivate experienced anatomic pathologists, histotechnologists, cytotechnologists, skilled laboratory and IT staff, experienced sales representatives and other personnel. Competition for these employees is strong, and if we are not able to attract and retain qualified personnel it could have a material adverse effect on our business.

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

Our business strategy may include continuing to selectively acquire existing diagnostic services businesses. Since our inception, we have acquired 26 existing diagnostic services businesses. To continue this strategic growth, we will need to continue to identify appropriate businesses to acquire and successfully undertake the acquisition of these businesses on reasonable terms. Consolidation and competition within our industry, among other factors, may make it difficult or impossible to identify businesses to acquire on a timely basis, or at all. Our inability to acquire additional independent labs could hinder our growth and have a material adverse effect on our business.

We may also seek organic growth through the expansion of our sales force, the development of de novo laboratories, or strategic extension of our operations into markets such as the inclusion of new tests in our testing menu. Because of limitations in available capital and competition within our industry, among other factors, we may not be able to implement any or all of these organic growth strategies on a reasonable schedule, or at all. Our failure to achieve organic growth could have a material adverse effect on our business.

Our net revenue has grown from $3.5 million in 2006 to $242.6 million in 2014. To manage our growth, we must continue to implement and improve our operational and financial systems and to expand, train, manage and motivate our employees. We may not be able to effectively manage the expansion of our operations, and our systems, procedures or controls may not be adequate to support our operations. Our management may not be able to rapidly scale the infrastructure necessary to exploit the market opportunity for our services. Our inability to manage growth could have a material adverse effect on our business.

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

We currently expect that our existing cash and cash equivalents, together with the availability under our senior secured credit facility, will be sufficient to meet our anticipated cash needs through 2015. After that, we may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we need additional capital and cannot raise it on acceptable terms, we may not, among other things, be able to:

●	continue to expand our sales and marketing;
●	develop or acquire complementary technologies, services, products or businesses;
●	expand operations both organically and through acquisitions;
●	hire, train and retain employees;
●	service our existing debt obligations or continue to comply with compliance covenants thereunder; or
●	respond to competitive pressures or unanticipated working capital requirements.

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

The U.S. Congress and state legislatures continue to focus on health care reform. The Accountable Care Act, referred to as the ACA, which was enacted in 2010, represented a broad health care reform initiative, which was not fully implemented until 2014.  Many states are still determining whether, and how, to adopt various requirements applicable to them.  On June 28, 2012, the Supreme Court upheld the constitutionality of the health care reform law, with the exception of certain provisions dealing with the expansion of Medicaid coverage under the law. However, the Court is scheduled to hear another case this year, which could affect the ability of the federal government to pay subsidies to individuals enrolled in federal, as opposed to state, health insurance exchanges.  Depending on what the Court decides, some individuals could lose the health insurance that they obtained under the ACA.  Congress has also proposed a number of legislative initiatives, including possible repeal of the health reform law.

We cannot predict whether any of the possible changes to the federal and state health care reform legislation, if implemented, will have a material impact on us. Further, we cannot predict whether federal or state governments will enact any additional laws to effect health care reform and, if any such new laws were enacted, what their terms would be and whether or in what ways any new laws would affect us. However, it is possible that new laws or changes resulting from the Supreme Court decision could increase our costs, decrease our revenue, expose us to expanded liability or require us to revise the ways in which we conduct our business, any of which could adversely affect our operating results and financial condition.

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

Government payors have increased initiatives to recover improper payments and overpayments. For example, in March 2005, CMS initiated a demonstration project using Recovery Audit Contractors, or RACs, who are paid a contingent fee to detect and correct improper Medicare payments. As part of their duties, RACs collect overpayments from Medicare providers, including those providers who were paid for services that were not medically necessary or were incorrectly coded. As of January 1, 2010, the RAC program began to operate throughout the United States on a permanent basis, and they were granted the authority to pursue improper payments made on or after October 1, 2007. In addition, state Medicaid Programs will now also be required to have their own RAC programs. Furthermore, in 2011, CMS finalized a rule that will implement significant anti-fraud provisions included in the health care reform legislation, which will, among other things, strengthen current limits on who can enroll as a provider under Medicare, allow Medicare to suspend payments where a credible allegation of fraud exists, and permit Medicare and Medicaid to implement a temporary moratorium on new providers when necessary to prevent fraud and abuse.  Furthermore, we are presently negotiating a settlement of a determination by the Veterans Administration to seek a repayment of approximately $1.6M based on one laboratory’s decision to bill for the professional component of clinical pathology services which, claims the Veterans Administration, is not allowed under its reimbursement rules. We are in negotiations with the Veterans Administration to settle this claim for $1.2 million.

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

CMS has adopted a new coding set for diagnosis, commonly known as ICD-10, which significantly expands the coding set for diagnoses. The new coding set is expected to be implemented by October 1, 2015. We may be required to incur significant expense in implementing the new coding set, and if we do not adequately implement it, our business could be adversely impacted. In addition, if as a result of the new coding set physicians fail to provide appropriate codes for desired tests or if third party payors fail to timely implement ICD-10, we may not be reimbursed for tests we perform.

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

Risks Relating to Our Indebtedness

Our failure to comply with the financial tests and ratios contained in the agreements governing our senior secured credit facility and senior notes could result in an acceleration of our indebtedness.

We currently expect to meet the financial tests and ratios contained in the agreements governing our amended senior secured credit facility and senior notes at least through the end of 2015. Nonetheless, we may not achieve all of our business goals and objectives and events beyond our control could affect our ability to meet these financial tests and ratios. Any failure by us to meet all applicable financial tests and ratios could result in an event of default with respect to our amended senior secured facility or our senior notes. This could lead to the acceleration of the maturity of our outstanding loans or notes and the termination of the commitments to make further extensions of credit. Each of these would have a material adverse effect on our business.

We are highly leveraged, and our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, and prevent us from meeting our debt obligations, including our obligations under our senior secured credit facility, our senior notes and our contingent notes issued in acquisitions.

As of December 31, 2014, our total indebtedness was $375.6 million, including $200.0 million outstanding under our senior notes, $174.7 million outstanding under our senior secured credit facility, consisting of $165.0 million outstanding under the term loan and $9.7 million outstanding under the delayed draw term loan. In addition, as of December 31, 2014, the fair value of contingent consideration issued in our acquisitions was $9.1 million and we had $30.0 million available to be borrowed under our revolving credit facility and $15.3 million available to be borrowed for acquisitions under our delayed draw term loan. Our indebtedness could have important consequences, which could adversely impact our business, results of operations and financial condition, including:

●	increase our vulnerability to general adverse economic and industry positions;
●	subject us to covenants that limit our ability to fund future working capital, capital expenditures, research and development costs and other general corporate requirements;
●

require us to devote a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

●	limit our ability to obtain additional financing to fund future acquisitions;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
●	impede our ability to obtain the necessary approvals to operate our business in compliance with the numerous laws and regulations to which we are subject;
●	place us at a competitive disadvantage relative to our competitors that have less debt outstanding; and
●

limit our ability to borrow additional funds for operational or strategic purposes (including to fund future acquisitions), among other things, under the financial and other restrictive covenants in our indebtedness.

Our credit facility bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates above the specified floor would increase our interest expense and our debt service obligations.

Despite our current indebtedness levels, we and our subsidiaries may be able to incur substantially more debt.

We and our subsidiaries may be able to incur substantially more additional indebtedness in the future, including our access to approximately $85.3 million additional borrowing capacity under our senior secured revolving credit facility, inclusive of $40.0 million available under the delayed draw term loan B facility which was entered into on April 10, 2015. Although the terms of our debt agreements contain covenants limiting indebtedness, these covenants are subject to a number of significant exceptions and qualifications, and if we incur additional debt, secure existing or future debt, or recapitalize our debt, we might further exacerbate the risks associated with our substantial indebtedness.

The computation of amounts owed under the contingent notes could lead to disputes that could disrupt our operations and damage our relationships with our pathologists.

In connection with our acquisitions, we agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating results of the acquired entities. The computation of the annual operating results and the amount owed under such agreements is subject to review and approval by sellers prior to payment. This computation could lead to a dispute with the sellers who are often our pathologists. For example, as further described in Note 10 of our Consolidated Financial Statements in this Annual Report, certain sellers have claimed that we owed additional amounts in connection with contingent notes. These types of disputes could disrupt our operations, damage our relationships with our pathologists and have a material adverse effect on our business.

The agreements governing our senior secured credit facility and senior notes contains, and future debt agreements may contain, various covenants that limit our discretion in the operation of our business.

Our agreements and the related instruments governing borrowings under our senior secured credit facility and senior notes contain, and the agreements and instruments governing any future debt agreements of ours may contain, various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios and restrict our ability to:

●	incur more debt;
●	redeem or repurchase stock, pay dividends or make other distributions;
●	make certain investments;
●	create liens;
●	enter into transactions with affiliates;
●	make acquisitions;
●	merge or consolidate;
●	transfer or sell assets; and
●	make fundamental changes in our corporate existence and principal business.

Any failure by us to comply with all applicable covenants could result in an event of default with respect to our senior secured facility, our senior notes or future debt agreements. This could lead to the acceleration of the maturity of our outstanding loans or notes and the termination of the commitments to make further extensions of credit. Even if we are able to comply with all applicable covenants, the restrictions on our ability to operate our business at our sole discretion could harm our business by, among other things, limiting our ability to take advantage of financing, mergers, acquisitions and other corporate opportunities.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We lease our corporate headquarters at 11025 RCA Center Drive, Suite 300, Palm Beach Gardens, FL 33410 (approximately 12,700 square feet), and we lease 31 other facilities: five in Florida, six in Alabama, one in Arizona, one in Georgia, one in Massachusetts, three in Michigan, one in Minnesota, four in Nevada, one in New Hampshire, one in New Jersey, one in New York, two in North Carolina, one in South Carolina, one in Texas and two in Virginia. These facilities are used for laboratory operations, administrative, billing and collections operations and storage space. The 32 facilities have lease terms expiring from 2015 to 2025.

Item 3.	Legal Proceedings.

As further described in Note 10 to our consolidated financial statements contained herein, we have been and are currently a party to certain legal proceedings. In the normal course of our business, we may be named in various claims, disputes, legal actions and other proceedings involving malpractice, employment and other matters from time to time. A negative outcome in certain of the ongoing litigation could harm our business, financial condition, liquidity or results of operations. Further, prolonged litigation, regardless of which party prevails, could be costly, divert management’s attention or result in increased costs of doing business.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We are a privately held company and do not currently have any securities listed on any securities exchange. As of June 4, 2015, we have 14 holders of record of our common membership units. We are permitted to make distributions to our members in accordance with the LLC Agreement, but we have not made any distributions during the past three years.

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

The consolidated statements of operations data for the fiscal years 2012, 2013 and 2014, and consolidated balance sheet data as of fiscal year end 2013 and 2014, were derived from Aurora Holdings’ audited consolidated financial statements that are included elsewhere in this Annual Report. The consolidated statements of operations data for the fiscal years ended December 31, 2010 and 2011 and consolidated balance sheet data as of December 31, 2010, 2011 and 2012, were derived from Aurora Holdings’ audited consolidated financial statements not included in this Annual Report. As indicated in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and disclosed in the audited consolidated financial statements included in this Annual Report, we have made a number of acquisitions. The selected historical consolidated financial data includes the results of operations of those acquisitions subsequent to the acquisition date. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(in thousands)
Net revenue	$203,552	$268,695	$277,886	$248,169	$242,561
Operating costs and expenses:
Cost of services	90,256	119,938	134,877	134,112	132,265
Selling, general and administrative expenses(1)	46,978	63,346	64,230	64,949	61,820
Provision for doubtful accounts	12,435	18,147	18,343	16,945	16,600
Intangible asset amortization expense	18,606	22,798	22,270	18,584	18,092
Management fees	2,189	2,846	2,875	2,530	2,459
Impairment of goodwill and other intangible assets(2)	4,871	14,168	168,498	53,876	27,516
Write-off of public offering costs (3)	-	4,445	-	-	-
Gain on sale of leased facility (5)	-	-	-	-	(957)
Change in fair value of contingent consideration	983	12,535	(4,193)	1,149	4,936
Acquisition and business development costs	1,032	878	418	169	1,046
Total operating costs and expenses	177,350	259,101	407,318	292,314	263,777
Income (loss) from continuing operations	26,202	9,594	(129,432)	(44,145)	(21,216)
Other income (expense):
Interest expense	(17,041)	(32,545)	(32,531)	(32,760)	(35,997)
Write-off of deferred debt issue costs(4)	(9,259)	-	(848)	-	(1,639)
Loss on extinguishment of debt(4)	(2,296)	-	-	-	(805)
Other income (expense), net	16	(35)	17	17	15
Total other expense, net	(28,580)	(32,580)	(33,362)	(32,743)	(38,426)
Loss from continuing operations before income taxes	(2,378)	(22,986)	(162,794)	(76,888)	(59,642)
Provision (benefit) for income taxes (6)	1,487	(740)	(5,109)	(3,874)	(4,094)
Net loss from continuing operations	(3,865)	(22,246)	(157,685)	(73,014)	(55,548)
Discontinued operations:
Income (loss) from operations	214	(10,620)	(2,189)	-	-
Loss on sale	-	-	(980)	-	-
Income (loss) from discontinued operations	214	(10,620)	(3,169)	-	-
Net loss	$(3,651)	$(32,866)	$(160,854)	$(73,014)	$(55,548)

	As of December 31,
	2010	2011	2012	2013	2014
	(in thousands)
Cash and equivalents	$39,941	$16,262	$10,842	$1,407	$26,422
Total assets	588,011	606,963	409,105	328,885	325,780
Working capital	42,480	(3,132)	(4,126)	(1,770)	18,505
Long term debt, including current portion	318,814	316,262	315,965	325,431	370,847
Fair value of contingent consideration, including current portion	26,550	51,720	26,256	7,600	9,050
Members’ equity	211,343	179,890	20,227	(52,494)	(107,574)

(1)

In July 2011, we adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan, which we refer to as the 2011 Plan. The 2011 Plan provides for the grant of options to purchase units of Aurora Holdings to eligible participants. Through December 31, 2014, we have granted a total of 3,517,619 options to employees under the 2011 Plan, of which 1,869,619 have been forfeited since the grant date. For the years ended December 31, 2012, 2013 and 2014, selling general and administration expenses included compensation costs of $1.1 million, $0.3 million and $0.5 million, respectively, for these awards.

(2)

We test goodwill for impairment annually, or more frequently if circumstances indicate our goodwill may have been impaired.  As a result of our testing we recorded non-cash impairment charges to write-down our recorded goodwill by $2.0 million, $19.2 million, $0.9 million, $93.0 million, $46.0 million, $52.9 million and $27.3 million as of September 30, 2010, September 30, 2011, June 30, 2012 September 30, 2012, November 30, 2012, November 30, 2013 and November 30, 2014, respectively.

We also test for impairment of our other intangible assets whenever events occur indicating the recorded balances of our other intangible assets may not be recoverable. As a result of our testing we recorded non-cash impairment charges to write-down our other intangible assets by $2.9 million, $5.3 million, $0.2 million, $21.6 million, $7.9 million, $1.0 million, and $0.2 million as of September 30, 2010, September 30, 2011, June 30, 2012 September 30, 2012, November 30, 2012, November 30, 2013 and November 30, 2014, respectively.

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

In July 2014, we again refinanced our credit facility and recorded a non-cash charge to write off $1.6 million of unamortized deferred debt issue costs and $0.8 million of original issue discount.

(5)	In 2014, we sold our leased clinical lab facility and other assets and recorded a gain of approximately $1.0 million.
(6)

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

Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization (EBITDA), further adjusted to exclude unusual items and other cash or non-cash adjustments. We believe that disclosing Adjusted EBITDA provides additional information to investors, enhancing their understanding of our financial performance and providing them an important financial metric used to evaluate performance in the health care industry. Our senior secured credit facility contains financial covenants measured against Adjusted EBITDA. Our definition and calculation of Adjusted EBITDA in this Annual Report is consistent with the definition and calculation contained in our senior secured credit facility and the indenture governing our Senior Notes.

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

Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as a substitute for measures of our financial performance as determined in accordance with GAAP, such as net income and operating income. Because other companies may calculate Adjusted EBITDA differently than we do, Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA has other limitations as an analytical tool when compared to the use of net income, which we believe is the most directly comparable GAAP financial measure, including:

●	Adjusted EBITDA does not reflect the provision of income tax expense in our various jurisdictions;
●	Adjusted EBITDA does not reflect the interest expense we incur;
●	Adjusted EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;
●	Adjusted EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and
●	Adjusted EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Adjusted EBITDA (in thousands):

	2010 (G)	2011 (G)	2012 (G)	2013 (G)	2014 (G)
Net loss	$(3,651)	$(32,866)	$(160,854)	$(73,014)	$(55,548)
Interest expense	17,041	32,545	32,531	32,760	35,997
Income taxes	1,487	(740)	(5,109)	(3,874)	(4,094)
Depreciation and amortization	22,258	27,243	26,938	23,127	22,587
EBITDA	37,135	26,182	(106,494)	(21,001)	(1,058)
Management fees (A)	2,189	2,846	2,875	2,530	2,459
Equity-based compensation	-	1,413	1,148	293	468
Change in fair value of contingent consideration (B)	983	12,535	(4,193)	1,149	4,936
Unusual charges (C)(D)(E)	17,458	29,794	170,855	54,045	31,006
Discontinued operation (F)	(759)	(180)	1,878	-	-
Other	(16)	35	(17)	(17)	(972)
Adjusted EBITDA	$56,990	$72,625	$66,052	$36,999	$36,839

(A)

In accordance with our New Credit Facility and our prior senior secured credit facility and the indenture governing our Senior Notes, management fees payable to affiliates are excluded from Adjusted EBITDA.

(B)

For the years ended December 31, 2010, 2011, 2013 and 2014, we recorded charges of $1.0 million, $12.5 million, $1.1 million and $4.9 million, respectively, and for the year ended December 31, 2012 we recorded a gain of $4.2 million, in each case related to non-cash changes in the estimated fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009. These changes in the estimate of the fair value relate to numerous variables such as the discount rate, remaining pay out period and the projected performance for each acquisition.

(C)

During the years ended December 31, 2010, 2011, 2012, 2013 and 2014, we recorded non-cash impairment charges of $4.9 million, $24.5 million, $169.6 million, $53.9 million, and $27.5 million, respectively, related to goodwill and other intangible assets. During the years ended December 31, 2011 and 2012, the non-cash impairment charges included $10.3 million and $1.1 million, respectively, related to our discontinued operation. During the year ended December 31, 2011, we decided to delay the completion of our initial public offering. As a result, we recognized a non-cash charge of $4.4 million to write off the previously deferred offering costs.

(D)	Unusual charges also includes an add-back for acquisition and business development costs as reported in our consolidated statements of operations.
(E)

For the year ended December 31, 2010, net loss included $9.3 million for write-offs of deferred debt issue costs and a $2.3 million loss on extinguishment of debt related to the refinancing and amendment of our credit facilities. For the year ended December 31, 2012, net loss included $0.8 million for write-offs of deferred debt issue costs. For the year ended December 31, 2014, we again refinanced our credit facility and recorded a non-cash charge to write off $1.6 million of unamortized deferred debt issue costs and $0.8 million of original issue discount.

(F)

Amount represents EBITDA of our discontinued operation, which was sold on August 31, 2012. The year ended December 31, 2012 includes $1.0 million for the loss on the sale of the discontinued operation.

(G)

The Adjusted EBITDA for the year ended December 31, 2010 excludes the results of operations of acquisitions completed in 2010 prior to their acquisition date. For purposes of calculating compliance ratios for our prior senior secured credit facility, the Adjusted EBITDA for the year ended December 31, 2010 would include approximately $11.0 million of additional Adjusted EBITDA related to operations of our 2010 acquisitions and the 2011 acquisitions completed on January 1, 2011 as if they were acquired on January 1, 2010. The Adjusted EBITDA for the year ended December 31, 2010 does not reflect any adjustment to add back $1.1 million of severance and settlement charges as prescribed by our senior secured credit facility and the indenture governing our Senior Notes.

The Adjusted EBITDA for the year ended December 31, 2011 excludes the results of operations of acquisitions completed in 2011 prior to their acquisition date. For purposes of calculating compliance ratios for our prior senior secured credit facility, the Adjusted EBITDA for the year ended December 31, 2011 would include approximately $4.6 million of additional Adjusted EBITDA related to operations of our 2011 acquisitions as if they were acquired on January 1, 2011. The Adjusted EBITDA for the year ended December 31, 2011 does not reflect any adjustments to add back $1.6 million of severance and other charges as prescribed by our prior senior secured credit facility and the indenture governing our Senior Notes.

The Adjusted EBITDA for the year ended December 31, 2012 does not reflect any adjustments to add back $2.5 million of severance and other charges as prescribed by our prior senior secured credit facility and the indenture governing our Senior Notes.

The Adjusted EBITDA for the year ended December 31, 2013 does not reflect any adjustments to add back $8.7 million of other amounts as prescribed by our prior senior secured credit facility and the indenture governing our Senior Notes, including approximately $4.8 million for pro forma adjustments related to reduction in force initiatives.

The Adjusted EBITDA for the year ended December 31, 2014 does not reflect adjustments to add back $6.1 million of other amounts as prescribed by our New Credit Facility and the indenture governing our Senior Notes, including approximately $2.9 million for pro forma adjustments related to our acquisitions in 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Some of the statements made in this Annual Report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, or that describe our plans, goals, intentions, objectives, strategies, expectations, beliefs and assumptions, are forward-looking statements. The words “believe,” “may,” “might,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project,” “plan,” “objective,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. We caution that the forward-looking statements in this Annual Report are subject to a number of known and unknown risks, uncertainties and assumptions that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Factors that could contribute to these differences include, among other things:

●	changes in medical treatment or reimbursement rates or utilization for our anatomic and clinical pathology markets;
●	changes in payor regulations, policies or payor mix;
●	changes in regulation or regulatory policies;
●	competition for our diagnostic services, including the internalization of testing functions and technologies by our clients;
●	the failure to successfully collect for our services;
●	payor efforts to reduce utilization and reimbursement rates;
●	changes in product mix;
●	failure to successfully integrate or fully realize the anticipated benefits from our acquisitions within the expected time frames;
●	the discovery of unknown or contingent liabilities from acquired businesses;
●	the failure of our acquired assets to generate the level of expected returns;
●	disruptions or failures of our IT solutions or infrastructure;
●	the failure to adequately safeguard data;
●	loss of key executives, pathologists and technical personnel;
●	growth in demand for our services that exceeds our ability to adequately scale our infrastructure;
●	a decline in our rate of strategic or organic growth;
●	the loss of in-network status with or our the inability to collect from health care insurers;
●	the availability of additional capital resources;
●	increased competition in our industry or the failure to maintain relationships with clients, including referring physicians and hospitals, and with payors;
●	the protection of our intellectual property;
●	general economic, business or regulatory conditions affecting the health care and diagnostic testing services industries;
●	the introduction of new or failure of old technologies, products or tests;
●	federal or state health care reform initiatives;

●

violation of, failure to comply with, or changes in federal and state laws and regulations related to, submission of claims for our services, fraud and abuse, patient privacy, corporate practice of medicine, billing arrangements for our services and environmental, health and safety;

●	attainment of licenses required to test patient specimens from certain states or the loss or suspension of licenses;
●	our inability to obtain liability insurance coverage or claims for damages in excess of our coverage;
●	future increases in liability insurance coverage;
●	our substantial level of indebtedness and ability to incur substantially more debt;
●	covenants in our debt agreements; and
●	the other risks and uncertainties discussed under the heading “Risk Factors” in Part I, Item 1A of this Annual Report and elsewhere in this Annual Report.

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

Statement of Operations Overview

Net Revenue

Substantially all of our revenue consist of payments or reimbursements for specialized diagnostic services rendered to patients of our referring physicians, and these revenue are affected primarily by changes in case volume, which we refer to as accession volume, payor mix and reimbursement rates. Accessions are measured as the number of patient cases, and each accession may include multiple specimens. Net revenue per accession is impacted mainly by changes in reimbursement rates and test and payor mix. Accession volume varies from period to period based on the referral patterns of our referring physicians and the frequency of their ordering, the relative mix of the referring physicians’ anatomic pathology specialties, and the type and number of tests ordered. Accession volume is also affected by seasonal trends and generally declines during the summer and holiday periods. Furthermore, accession volume is also subject to declines due to weather conditions, such as severe snow storms and flooding or excessively hot or cold spells, as well as general economic conditions, which can deter patients from visiting our referring physicians.

Our billings for services reimbursed by third-party payors, including Medicare, and patients are based on a company-generated fee schedule that is generally set at higher rates than our anticipated reimbursement rates. Our billings to physicians, which are not reimbursed by third-party payors, represent less than 10 percent of net revenue and are billed based on negotiated fee schedules that set forth what we charge for our services. Reimbursement under Medicare for specialized diagnostic services is subject to a Medicare physician fee schedule and, to a lesser degree, a clinical laboratory fee schedule, both of which are updated annually. Our billings to insured patients include co-insurance and deductibles as dictated by the patient’s insurance coverage. Billings for services provided to uninsured patients are based on our company-generated fee schedule. Our revenue is recorded net of the estimated differences between the amount billed and the estimated payment to be received from third party payors, including Medicare. We do not have any capitated payment arrangements, which are arrangements under which we are paid a contracted per person rate regardless of the services we provide. We generally provide services on an in-network basis, where we perform services for persons within the networks of payors with which we have contracts. Services performed on an out-of-network basis, where we perform services for persons outside of the networks of payors with which we have contracts, comprised less than 15 percent of our 2014 revenue. We may face continuing pressure on reimbursement rates as government payors and private insurers have taken steps and may continue to take steps to control the cost, use, and delivery of health care services, including diagnostic testing services. Changes in payor mix could lead to corresponding changes in revenue based on the differences in reimbursement rates.

Compliance with applicable laws and regulations, as well as internal policies and procedures, adds further complexity and costs to our operations. Furthermore, we are generally obligated to bill in the specific manner prescribed by each governmental payor and private insurer, who may each have different billing requirements. Reimbursements for anatomic pathology services are received from governmental payors, such as Medicare and Medicaid; private insurance, including managed care organizations and commercial payors; and private payors, such as physicians and individual patients. For the year ended December 31, 2014, based on cash collections, we estimate approximately 60 percent of our revenue were paid by private insurance, including managed care organizations and commercial payors; approximately 22 percent of our revenue were paid by Medicare and Medicaid; and approximately 18 percent were paid by physicians and individual patients. For the year ended December 31, 2013, we estimate approximately 60 percent of our revenue were paid by private insurance, 23 percent of our revenue were paid by Medicare and Medicaid; and approximately 17 percent were paid by physicians and individual patients.

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

Cost of services generally increases with accession volume and reflects the additional staffing, equipment, supplies and systems needed to process the increased volume and maintain client service levels. A major component of cost of services is physician costs which, for each of the years ended December 31, 2014 and 2013, represented approximately 40 percent of our total cost of services. In the future, we may experience increases in physician costs to retain existing physicians, to replace departing physicians or to hire new physicians to support accession growth. Therefore, we expect our cost of services will continue to fluctuate commensurate with revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of general lab and corporate overhead, billing, information technology, accounting, human resources, and sales and marketing expenses. We continue to incur costs to maintain and update our information systems technology at our existing and acquired labs. We expect sales and marketing and IT expenses to increase faster than revenue as we hire additional personnel and invest in lab and billing information systems to support our efforts to achieve revenue growth and retain existing customer relationships. As we grow, either through acquisition or organic growth and we expand in size, we expect selling, general and administrative expenses as a percent of revenue to reduce over time.

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

In an effort to maximize our collections of accounts receivable, we take a number of steps to collect amounts, including coinsurance and deductibles, owed by third party payors, government payors, referring physicians and patients. The process generally includes:

●	verification of complete insurance information and patient demographics,
●	active management and follow up on denials,
●	delivery of scheduled statements to patients, and/or
●	forwarding significant past due accounts to outside collection agencies.

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

Recent Developments

Health Care Regulatory and Reimbursement Changes

In the 2014 Final Physician Fee Schedule Rule CMS calculated the 2014 conversion factor using the Sustainable Growth Rate method, or SGR.  The new conversion factor for 2014 represented a 20.1 percent reduction from the 2013 conversion factor.  On December 18, 2013, Congress passed legislation that enacted a 0.5 percent increase in the conversion factor, which was effective through March 31, 2014.  On April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014, or PAMA. PAMA extended the 0.5 percent increase through March 31, 2015 and made other changes to laboratory reimbursement discussed below.

On April 16, 2015 President Obama signed the Medicare and CHIP Reauthorization Act (MACRA), which had previously been passed by both houses of Congress.  MACRA repealed the provisions related to the Medicare SGR formula and implements a new physician payment system that is designed to reward the quality of care.  In addition, it extends the current Medicare Physician Fee Schedule rates through June, 2015, and then increases them by 0.5 percent for the remainder of 2015.  Beginning in January 1, 2016, the rates will be increased annually by 0.5 percent, through 2019.  For 2020 through 2025 payments will be frozen, although payment will be adjusted to account for performance on certain quality metrics under the Merit-Based Incentive Payment Systems (MIPS) or to reflect physician participation in alternative payment models (APMs).  For 2026 and subsequent years, qualified APM participants receive an annual 0.75% update on Medicare physician payment rates, while those not participating receive a 0.25% annual payment update, plus any applicable MIPS-based payment adjustments.  At this time, it is too early to determine how these changes may impact our business.

In the 2014 Physician Fee Schedule Rule, CMS also changed CPT codes for certain stains we commonly use and reduced the RVUs related to those codes.  These changes, as well as other limits on other commonly-used CPT codes, resulted in decreased Medicare reimbursement for some of our services.  We estimated the changes to the 2014 Physician Fee Schedule resulted in a reduction of our annualized Medicare revenue of approximately $3 million. We have experienced isolated reductions in reimbursement from non-governmental third-party payors tied to the Medicare reductions.  However, at this time we are unable to predict the extent to which non-governmental third-party payors will seek to reduce our reimbursement rates as a result of reductions in Medicare’s Physician Fee Schedule.

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

In the 2015 Physician Fee Rule, CMS enacted additional payment changes.  Although it had indicated previously that it considered flow cytometry, a test that we commonly bill, to be potentially misvalued and therefore, overpaid, CMS did not change the payment for that code in the Final Rule.  CMS did, however, change how it pays for prostate biopsy codes, which is also a test that we bill relatively often, and stated that it did consider that code to be potentially misvalued.  In addition, it made substantial reductions in certain other codes, including the codes applicable to FISH (fluorescent in situ hybridization), which we also bill; however, our analysis suggests that those cuts will be offset by the increases in other codes, including CPT 88305, which is the most common code that we bill.  CMS also stated that it does not intend to implement the policy that it proposed in the 2014 Proposed Fee Schedule Rule that would have limited certain physician payments to the amounts paid in the hospital setting. Finally, CMS announced that it is withdrawing its authority to amend laboratory rates to reflect technological changes as mandated by PAMA. Overall, based on our historical produce mix we expect the changes to have a net positive impact of about $700,000 on our 2015 revenues.  However, our product mix payor mix and volume may change and the actual impact of the changes to the 2015 Physician Fee Rule may vary significantly from our estimates.  This does not reflect any potential change that Congress might make in the future with regard to the conversion factor.

The Budget Control Act of 2011 created a Joint Select Committee on Deficit Reduction, which was tasked with recommending proposals to reduce spending. Under the law, the Joint Committee’s failure to achieve a targeted deficit reduction, or Congress’ failure to pass the Committee’s recommendations without amendment by December 23, 2011, would result in automatic across-the-board cuts to most discretionary programs. Automatic cuts also would be made to Medicare and would result in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and continuing through 2021. Because the Joint Committee was not able to agree on a set of deficit reduction recommendations on which Congress could vote, cuts went into effect in April 2013. This reduction was extended by PAMA through 2024.  We estimated the impact of the cut, commonly referred to as sequestration, was approximately $1.2 million to our annual Medicare revenue.

On October 3, 2014, the United States Food and Drug Administration issued two separate draft Guidances that propose FDA regulation of Laboratory Developed Tests (LDTs), which are tests that are designed, manufactured and used within a single laboratory.  In recent years, many molecular diagnostic tests as well as other commonly ordered tests have been offered by laboratories as LDTs.  Historically, the FDA has exercised “enforcement discretion” with regard to LDTs; therefore, laboratories offering such tests have not been required to comply with FDA medical device regulations.  However, the two Guidances demonstrate that the FDA intends to change its policy and apply its regulations to LDTs.  According to the Guidances, the FDA will utilize a risk-based approach to LDTs, which would require laboratories offering the highest risk tests to go through FDA review.  The FDA would then proceed to review other categories of tests, based on the respective level of risk that they present.  The FDA proposes to phase in this regulation over the nine years following publication of the Final Guidances.  In addition, once the Guidances are issued in final form, all laboratories would be required to notify FDA and identify the LDTs that they offer.  After the Guidances become final, other FDA medical device requirements would also become applicable to most LDTs.  Finally, after the FDA approves or clears an LDT, it would likely be subject to the federal Medical Device Tax, which imposes an excise tax of 2.3% on the sale price of any medical device.  We do not expect the new FDA guidances to have a material impact on our net revenue or profitability.

Acquisitions

Through December 31, 2014, we have acquired 26 diagnostic services companies throughout the United States, with our most recent acquisition completed on October 31, 2014. The following summarizes the acquisitions we completed in 2014.

2014 Acquisitions

We acquired 100 percent of the equity of two separate pathology practices on June 30, 2014, a third pathology practice on September 30, 2014, and a fourth pathology practice on October 31, 2014 for an aggregate cash purchase price of $16.0 million. In three of the transactions, we issued additional consideration payable over three years. The additional consideration for two of these acquisitions is based on the future performance of the acquired practice. The total acquisition date fair value of the additional consideration issued for the 2014 acquisitions was $1.4 million, representing the present value of estimated future payments of $2.0 million. We funded the cash portion of the June 30, 2014 acquisitions using funds drawn under our previous revolving credit facility. We funded the cash portion of the September 30, 2014 acquisition using $9.7 million drawn on our new delayed draw term loan and the October 31, 2014 acquisition with cash on hand.

As a result of the significant number and size of the acquisitions completed in 2014, many of the changes in our consolidated results of operations and financial position in 2014, compared to 2013, discussed below relate to the acquisitions completed in 2014.

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

Results of Operations

The following table outlines, for the periods presented, our results of operations as a percentage of net revenue.

	Year Ended December 31,
	2012	2013	2014
Net Revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	48.5%	54.0%	54.5%
Selling, general and administrative expenses	23.1%	26.2%	25.5%
Provision for doubtful accounts	6.6%	6.8%	6.8%
Intangible asset amortization expense	8.0%	7.5%	7.5%
Management fees	1.0%	1.0%	1.0%
Impairment of goodwill and other intangible assets	60.6%	21.7%	11.3%
Gain on sale of leased facility	0.0%	0.0%	-0.4%
Acquisition and business development costs	0.2%	0.1%	0.4%
Change in fair value of contingent consideration	-1.5%	0.5%	2.0%
Total operating costs and expenses	146.6%	117.8%	108.7%
Income (loss) from continuing operations	-46.6%	-17.8%	-8.7%
Other income (expense):
Interest expense	-11.7%	-13.2%	-14.8%
Write-off of deferred debt issue costs	-0.3%	0.0%	-0.7%
Loss on extinguishment of debt	0.0%	0.0%	-0.3%
Other income (expense)	0.0%	0.0%	0.0%
Total other expense, net	-12.0%	-13.2%	-15.8%
Loss from continuing operations before income taxes	-58.6%	-31.0%	-24.6%
Benefit for income taxes	-1.8%	-1.6%	-1.7%
Net loss before discontinued operation	-56.7%	-29.4%	-22.9%
Discontinued operations:
Loss from operations	-0.8%	0.0%	0.0%
Loss on sale	-0.4%	0.0%	0.0%
Loss from discontinued operations	-1.1%	0.0%	0.0%
Net loss	-57.9%	-29.4%	-22.9%

Our historical consolidated operating results do not reflect the results of operations of our 2014 acquisitions prior to the effective date of those acquisitions. As a result, our historical consolidated operating results may not be indicative of what our results of operations will be for future periods.

Comparison of the Year Ended December 31, 2014 and 2013

Net Revenue

Net revenue decreased approximately $5.6 million, or 2.3 percent, to $242.6 million for the year ended December 31, 2014, from $248.2 million for the year ended December 31, 2013. Revenue from labs that we operated for the full years 2013 and 2014, or our existing labs, decreased approximately $10.4 million, or 4.2 percent, while the acquisitions in 2014 contributed approximately $4.8 million to net revenue.

Total accessions declined by 25,000 to 2,113,000 for the year ended December 31, 2014, compared to 2,138,000 for the year ended December 31, 2013.  Organic accessions declined by 66,000 for the year ended December 31, 2014, compared to the year ended December 31, 2013, while labs acquired in 2014 contributed 41,000 accessions for the year ended December 31, 2014. The average revenue per accession at our existing labs decreased to $115 for the year ended December 31, 2014, from $116 for the year ended December 31, 2013. The decrease in net revenue at our existing labs was due primarily to client attrition and lower volume from continuing clients, which offset revenue from new clients and hospital contracts, as well as lower reimbursement, chiefly from Medicare reductions, including changes to the 2014 Fee Schedule and sequestration, which became effective in April 2013. These decreases in revenue were partially offset by $1.8 million higher revenue from the Aurora Research Institute, or ARI.

Based on our current Medicare business, we estimate the impact of the change in the Physician Fee Schedule for 2015 to be an increase in annualized revenue of approximately $0.7 million, including the .5 percent increase in the conversion factor effective July 1, 2015.  Congress passed a revision to the physician fee schedule that eliminates the SGR formula, puts in place modest annual increases through 2019, and then implements a new system that is designed to reward quality of care and participation in alternative payment systems.  At this time, it is too early to determine the impact of these changes on our business.

Furthermore, we expect the average revenue per accession of our existing business to fluctuate primarily as the result of changes in service mix, including women’s health services and clinical tests, which generally have lower revenue per accession, molecular tests which generally have higher revenue per accession and the conversion of global fee arrangements to technical component (TC) or professional component (PC) arrangements. In addition, our growth rates and average revenue per accession may be positively or negatively impacted by the reimbursement market and the average revenue per accession of acquisitions completed in the future.

If we cannot offset the reductions in our reimbursement from governmental payors and potential reductions from our non-governmental payors by reducing our costs, increasing our accession volume, and/or improving our service mix, we believe it could have a material adverse impact on our revenue, profitability and cash flow.

Cost of Services

Cost of services decreased approximately $1.8 million, or 1.4 percent, to $132.3 million for the year ended December 31, 2014 from $134.1 million for the year ended December 31, 2013. Cost of services at labs acquired in 2014 was $2.5 million for the year ended December 31, 2014. Cost of services for our existing labs decreased approximately $4.3 million, or 3.3 percent, to $129.8 million for the year ended December 31, 2014.  The decrease in costs of services at our existing labs primarily related to lower personnel related costs from reductions in headcount, lower medical liability insurance, and reductions in lab supplies costs associated with lower volume, partially offset by higher costs for the expansion of ARI.

As a percentage of net revenue, cost of services was 54.5 percent and 54.0 percent for the years ended December 31, 2014 and 2013, respectively, and our gross margins were 45.5 percent and 46.0 percent for the years ended December 31, 2014 and 2013, respectively. Our gross margin may be negatively impacted by lower average revenue per accession and increases in pathologist compensation and replacement costs. Cost of services and our related gross profit percentages may be positively or negatively impacted by market conditions and our service mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased approximately $3.1 million, or 4.8 percent, to $61.8 million for the year ended December 31, 2014 from $64.9 million for the year ended December 31, 2013. Selling, general and administrative expenses for labs acquired in 2014 were $0.5 million for the year ended December 31, 2014. Selling, general and administrative expenses at corporate increased by approximately $1.1 million while expenses at our existing labs decreased by approximately $4.7 million for the year ended December 31, 2014 compared to 2013.  Selling, general and administrative expense reductions at our existing labs were attributable to lower personnel related costs as a result of reductions in headcount, lower costs for electronic medical records systems donations which were ceased in the first quarter of 2014 and lower billing fees primarily attributable to the decrease in revenue, partially offset by a charge of $1.2 million for a proposed legal settlement with the U.S. Veterans Administration. Corporate selling, general and administrative costs reflected higher compensation costs, including share based compensation, partially offset by lower legal costs.

As a percentage of net revenue, selling, general and administrative expenses were 25.5 percent and 26.2 percent for the years ended December 31, 2014 and 2013, respectively.

Provision for Doubtful Accounts

Our provision for doubtful accounts decreased $0.3 million, or 2.0 percent, to $16.6 million for the year ended December 31, 2014, from $16.9 million for the year ended December 31, 2013. The decrease in the provision for doubtful accounts primarily related to changes in our payor mix and lower net revenue.  As a percentage of net revenue, the provision for doubtful accounts was 6.8 percent for each of the years ended December 31, 2014 and 2013.  The Company’s provision for doubtful accounts could be positively or negatively impacted by changes in payor mix.

Intangible Asset Amortization Expense (Amortization)

Amortization expense decreased by approximately $0.5 million, to $18.1 million for the year ended December 31, 2014, from $18.6 million for the year ended December 31, 2013 as a result of certain intangible assets becoming fully amortized, as well as $1.0 million and $0.2 million of impairments of finite lived intangible assets recorded in November 2013 and November 2014, respectively. The decreases were partially offset by approximately $0.4 million of amortization related to the 2014 acquisitions.  We amortize our intangible assets over weighted average lives ranging from 3 to 13 years.

Management Fees

Management fees were comparable for the years ended December 31, 2014 and 2013, at approximately $2.5 million. Management fees are based on 1.0 percent of net revenue plus expenses. Since April 2013, the Company has accrued but not paid management fees in accordance with the terms of its credit agreements. For each of the years ended December 31, 2014 and 2013, we paid expenses of less than $0.1 million, but paid no management fees, and the Company expects to pay no management fees through December 31, 2015. As of December 31, 2014, $6.0 million of these management fees are reflected in long-term liabilities in the accompanying consolidated balance sheet.

Impairment of Goodwill and Other Intangible Assets

At November 30, 2013, we tested goodwill and intangible assets for potential impairment and recorded non-cash impairment charges of $53.9 million resulting from a write-down of $52.9 million in the carrying value of goodwill and a write-down of $1.0 million in the carrying value of intangible assets. The write-down of the goodwill and intangible assets related to seven of our reporting units. The impairments at these reporting units were primarily the result of the reduction in Medicare reimbursement rates effective for 2014.

At November 30, 2014, we tested goodwill and intangible assets for potential impairment and recorded non-cash impairment charges of $27.5 million resulting from a write-down of $27.3 million in the carrying value of goodwill and a write-down of $0.2 million in the carrying value of intangible assets. The write-down of the goodwill and intangible assets related to five of our reporting units. The impairments at these reporting units were primarily the result of client attrition, as well as the cumulative effect of reductions in reimbursement from governmental payors in 2013 and 2014.

As of December 31, 2014, we had goodwill and net intangible assets of $247.4 million. Many factors, including competition, general economic conditions, health care reform, third party payment patterns and industry consolidation, could have a negative impact on one or more of our reporting units. Therefore, we may experience additional impairment charges in future periods.

Gain on Sale of Leased Facility

On December 31, 2014, we sold certain assets, including equipment and other assets, pertaining to our sole clinical laboratory facility for approximately $0.9 million.  This leased facility was our only location that exclusively performed clinical laboratory testing.  We also entered into a laboratory services agreement with the purchaser of the clinical laboratory facility effective January 1, 2015, under which we are outsourcing clinical laboratory testing to the purchaser.  As a result of the facility sale, we recorded a gain on sale of facility of approximately $1.0 million for the year ended December 31, 2014.

Change in Fair Value of Contingent Consideration

For the year ended December 31, 2014, we recorded a non-cash charge of $4.9 million, compared to a non-cash charge of $1.1 million for the year ended December 31, 2013, to recognize changes in the estimated fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009. The gain and charge relate to changes in the estimated fair value, including numerous variables such as the discount rate, remaining pay out period and the projected performance for each acquisition.

In April 2015, we finalized a settlement agreement with the sellers in one of our acquisitions.  As a result of the settlement we recorded a charge of approximately $5.4 million in the change in fair value of contingent consideration in the year ended December 31, 2014.

Acquisition and Business Development Costs

Transaction costs associated with our acquisitions and business development costs increased to $1.0 million for the year ended December 31, 2014, compared to approximately $0.2 million for the year ended December 31, 2013, as a result of increased acquisition activity during 2014.

Interest Expense

Interest expense for the year ended December 31, 2014 was $36.0 million, compared to $32.8 million for the year ended December 31, 2013.  The higher interest expense related to higher average balances outstanding under our revolving credit facility, partially offset by lower average balances outstanding under our term loan facility.

Write-off of Deferred Debt Issue Costs and Loss on Extinguishment of Debt

On July 31, 2014 we entered into a new credit facility and used a portion of the proceeds to repay all amounts outstanding under our prior credit facility. In connection with the retirement of our previous credit facility, we recorded a non-cash charge of $1.6 million to write off the unamortized balance of deferred issuance costs and a non-cash loss on extinguishment of debt of $0.8 million for the related original issue discount.

Benefit for Income Taxes

We are a Delaware limited liability company taxed as a partnership for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Holdings in accordance with the terms of the LLC Agreement. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The benefit for federal and state income taxes for these subsidiaries, as reflected in our consolidated financial statements, amounted to a benefit of $4.1 million and $3.9 million for the years ended December 31, 2014 and 2013, respectively.

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

Write-off of Deferred Debt Issue Costs

On October 26, 2012, we entered into a second amendment to our previous credit facility, which provided for the elimination of the interest coverage ratio requirements and the adjustment of the senior secured leverage ratio requirements from 2.75:1.00 to 3.00:1.00. In connection with the second amendment we elected to reduce the maximum amount available under the revolving credit facility from $110 million to $60 million. Furthermore, during 2012 we made repayments in the aggregate of approximately $11.9 million of the $114.4 million previously outstanding under our term loan. As a result of the repayments during 2012 and the reduction in the limit under the revolving credit facility we recorded a non-cash write-off of the pro rata portion of unamortized original issue discount and debt issue costs of approximately $0.8 million related to our prior credit facilities.

Benefit for Income Taxes

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

On December 20, 2010, we issued $200.0 million in unsecured Senior Notes that mature on January 15, 2018. The Senior Notes bear interest at an annual rate of 10.75 percent, which is payable each January 15th and July 15th. In accordance with the indenture governing our Senior Notes, we are subject to certain limitations on issuing additional debt and are required to submit quarterly and annual financial reports. The Senior Notes are redeemable at our option beginning on January 15, 2015 at 105.375 percent of par, plus accrued interest. The redemption price decreases to 102.688 percent of par on January 15, 2016 and to 100 percent of par on January 15, 2017. The Senior Notes rank equally in right of repayment with all of our other senior indebtedness, but are subordinated to our secured indebtedness to the extent of the value of the assets securing that indebtedness.

On July 31, 2014 we entered into a new $220.0 million credit facility with Cerberus Business Finance, LLC, which we refer to as the New Credit Facility.  The New Credit Facility consists of a $165.0 million initial term loan, $30.0 million revolving credit line and $25.0 million delayed draw term loan.  The delayed draw term loan facility is available through July 31, 2015 to pay the consideration for acquisitions, as permitted under the New Credit Facility, including acquisition related fees and expenses. Each of the term loan, revolving credit line and delayed draw term loan under the New Credit Facility has a maturity of five years but is subject to an earlier maturity if we do not refinance or extend the maturity of our Senior Notes prior to October 14, 2017. Under the term loans, quarterly principal repayments of $0.5 million are due commencing on September 30, 2015 through December 31, 2016.  Quarterly principal repayments increase to $0.9 million on March 31, 2017 through June 30, 2018 and to $1.3 million on September 30, 2018 and each quarter end thereafter, with the balance due at maturity. Prior to the second amendment on April 10, 2015, at our option, interest under the New Credit Facility was either LIBOR, with a 1.25% floor, plus 7%, or at a base rate, with a 2.25% floor, plus 6%. The New Credit Facility is secured by essentially all of our assets and unconditionally guaranteed by us and certain of the Company’s existing and subsequently acquired or organized domestic subsidiaries and is subject to certain financial covenants.

We used $145.6 million of the $165.0 million proceeds to retire our previous revolving credit facility due May 2015 and term loan facility due May 2016, including accrued interest and fees.  The proceeds under the New Credit Facility were reduced by discounts of $5.1 million.  Additionally, we used $3.9 million of the proceeds to pay issuance costs in connection with the New Credit Facility.  The remaining $10.4 million balance of the proceeds under the New Credit Facility initial term loan and the funds available under the $30.0 million revolving credit line are available to execute future acquisitions and for general working capital and operational needs.  In connection with the retirement of our previous credit facility, we recorded a non-cash charge of $1.6 million to write off the unamortized balance of deferred issuance costs and a non-cash loss on extinguishment of debt of $0.8 million for the related original issue discount.

As of December 31, 2014, the balance outstanding under our term loan facility was $165.0 million and the balance outstanding under the delayed draw term loan facility was $9.7 million. As of December 31, 2014 we were in compliance with our loan covenants and no amounts were outstanding and we had $30.0 million available under our revolving credit facility.

Generally, we are permitted to make voluntary prepayments under the New Credit Facility and to reduce the existing revolving loan commitments at any time. However, subject to certain exceptions, prepayments and commitment reductions are subject to a premium equal to 3.0% of the term loans prepaid and revolving credit commitments reduced through July 31, 2016.  The premium is reduced to 2.0% effective August 1, 2016, further reduced to 1.0% effective August 1, 2017 and eliminated entirely after July 31, 2018.

Subject to certain exceptions, we are required to prepay borrowings under the New Credit Facility as follows:  (i) with 100% of the net cash proceeds we receive from the incurrence of debt obligations other than debt obligations otherwise permitted under the financing agreement, (ii) with 100% of the net cash proceeds in excess of $1 million in the aggregate in any fiscal year we receive from specified non-ordinary course asset sales or as a result of casualty or condemnation events, subject to reinvestment provisions, (iii) with 50% of our excess cash flows for each fiscal year commencing with the fiscal year ending December 31, 2015 and (iv) 100% of the net cash proceeds from the exercise of any “equity cure” with respect to the financial covenants contained in the financing agreement.

The New Credit Facility requires us to maintain a maximum leverage ratio (based upon the ratio of total funded debt to consolidated EBITDA, net of agreed cash amounts) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to net cash interest expense), each quarter based on the last four fiscal quarters, effective September 30, 2014. The maximum leverage ratio as of December 31, 2014 was 10.00:1.00 and increases quarterly through June 30, 2015 to 10.80:1.00, and thereafter becomes more restrictive each quarter through maturity.  The interest coverage ratio was 1.05:1.00 as of December 31, 2014, decreases to 1.00:1.00 effective March 31, 2015 through September 30, 2017 and then increases to 1.05:1.00 on December 31, 2017.  In addition, we are required to maintain liquidity (defined as availability under the revolving credit facility plus amounts in bank accounts that are subject to the agent’s perfected first priority liens) of at least $5.0 million at any time and $10.0 million on the last business day of each month.  Our compliance with the maximum leverage ratio and the minimum interest coverage ratio is subject to customary “equity cure” rights.

The New Credit Facility specifies maximum limits for our consolidated capital expenditures on an annual basis and includes negative covenants restricting or limiting our ability to, among other things, incur, assume or permit to exist additional indebtedness or guarantees; incur liens and engage in sale leaseback transactions; make loans and investments; declare dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and other business combinations; prepay, redeem or purchase certain indebtedness; amend or otherwise alter terms of our indebtedness; sell assets; enter into transactions with affiliates and alter our business without prior approval of the lenders. The New Credit Facility also contains customary default provisions that include material adverse events, as defined therein. We have determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore have classified the outstanding principal in long-term debt based on scheduled repayments.

In connection with the final settlement of one of our contingent notes, effective June 26, 2013, we agreed to pay $2.0 million in 24 equal monthly installments, plus 8 percent interest on the unpaid balance, through June 2015.   As of December 31, 2014, the unpaid principal balance under this subordinated note was $0.5 million.

Long-term debt consists of the following as of December 31, 2014 (in thousands):

Senior Notes	$200,000
Term Loan	165,000
Delayed Draw Term Loan	9,700
Note payable	700
Capital lease obligations	195
Total:	375,595
Less:
Original issue discount, net	(4,748)
Current portion	(1,633)
Long-term debt, net of current portion	$369,214

As of December 31, 2014, future maturities of long-term debt are as follows (in thousands):

Years ending December 31,
2015	$1,644
2016	2,144
2017	3,603
2018	204,254
2019	163,950
$375,595

On March 31, 2015, we entered into a waiver with the lenders under our New Credit Facility under which the lenders have agreed to waive any default arising from our failure to provide certain financial reporting, including our audited 2014 financial statements.  We were unable to file our Annual Report on Form 10-K for the year ended December 31, 2014 by the March 31, 2015 deadline as a result of the resignation of our auditors for independence issues.  With the filing of this Annual Report on Form 10-K for the year ended December 31, 2014, we will have cured the related default. The waiver would have expired upon the earlier of June 15, 2015 or the occurrence of an event of default under our 10.750% Senior Notes due 2018, as defined in the indenture. Also in connection with the inability to file our Annual Report on Form 10-K by the March 31, 2015 deadline, we received a notice of default from the trustee of our Senior Notes. The default under our Senior Notes was also cured with the filing of this Annual Report on Form 10-K for the year ended December 31, 2014.

On May 26, 2015 we received a notice of default from the trustee of the Senior Notes in connection with our inability to file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 by the May 15, 2015 deadline. We expect to cure this default under our Senior Notes with the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 by within the cure period.

On April 10, 2015 we entered into a second amendment to the New Credit Facility. The second amendment to the New Credit Facility added a $40 million delayed draw term loan B facility which is available through April 10, 2016 to pay consideration for acquisitions, as permitted under the New Credit Facility, including acquisition related fees and expenses. The second amendment also increased the interest rate under the New Credit Facility to LIBOR, with a 1.25% floor, plus 7.125%, or to the base rate, with a 2.25% floor, plus 6.125%. The New Senior Secured Credit Facility is subject to a 2.25% per annum fee on the undrawn amount thereof, payable quarterly in arrears.

Contingent Consideration

In connection with the majority of our acquisitions, we have agreed to pay additional consideration annually over future periods of three to five years based upon the attainment of stipulated levels of operating results by each of the acquired entities, as defined in their respective agreements. The computation of the annual operating results is subject to review and approval by sellers prior to payment. In the event there is a dispute, the Company will pay the undisputed amount and then take reasonable efforts to resolve the dispute with the sellers. If the sellers are successful in asserting their dispute, the Company could be required to make additional payments in future periods. For the years ended December 31, 2012, 2013 and 2014, we paid consideration under contingent notes of $29.5 million, $21.0 million and $5.8 million, respectively. During 2014 we received $1.2 million of repayments of contingent notes.

As of December 31, 2014, the total maximum future payments of contingent consideration issued in acquisitions was $32.8 million. Lesser amounts will be paid for earnings below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. These estimates involve significant projections regarding future performance of the acquired practices. If actual future results differ significantly from current estimates, the actual payments for contingent consideration will differ correspondingly. Any future payments of contingent consideration will be reflected in the change in the fair value of the contingent consideration. As of December 31, 2014, the fair value of contingent consideration related to acquisitions was $9.1 million, representing the present value of approximately $11.4 million in estimated future payments through 2017.

In April 2015, we finalized a settlement agreement with the sellers in one of our acquisitions.  As a result of the settlement we recorded a charge of approximately $5.4 million in the change in fair value of contingent consideration in the year ended December 31, 2014. In connection with the settlement, we paid cash of $0.9 million to the sellers within 5 days of settlement and modified the contingent notes to extend payments for an additional two years.

Medical Malpractice Insurance

We are insured on a claims-made basis up to our policy limits through a third party malpractice insurance policy. We establish reserves, on an undiscounted basis, for self-insured deductibles, claims incurred and reported and claims incurred but not reported (IBNR) during the policy period. We had recorded medical malpractice liabilities of $5.0 million and $3.2 million as of December 31, 2013 and 2014, respectively, which were included in accounts payable, accrued expenses and other current liabilities. We also record a receivable from our insurance carrier for expected recoveries. Expected insurance recoveries, which are included in prepaid expenses and other current assets, were $3.2 million and $1.1 million as of December 31, 2013 and 2014, respectively. So long as we maintain third party malpractice insurance policies, the IBNR claims will be covered by such third party policy up to the policy limits.

Cash and Working Capital

We require significant cash flow to service our debt obligations, including contingent notes. In addition to servicing our debt, we use cash to make acquisitions, purchase property and equipment and otherwise fund our operations. Cash used to fund our operations excludes the impact of non-cash items, such as the allowance for doubtful accounts, depreciation, impairments of goodwill and other intangible assets, changes in the fair value of the contingent consideration and non-cash stock-based compensation, and is impacted by the timing of our payments of accounts payable and accrued expenses and collections of accounts receivable.

As of December 31, 2014, we have cash and cash equivalents of $26.4 million and working capital of $18.5 million. We had $30.0 million available under our revolving credit facility and $15.3 million available under our delayed draw term loan.  The delayed draw term loan facility is available through July 31, 2015 to pay the consideration for acquisitions, as permitted under the New Credit Facility.  In addition, we have a new $40.0 million delayed draw term loan B facility which is available through April 10, 2016 to pay the consideration for acquisitions, as permitted under the New Credit Facility. We believe our current cash and cash equivalents, together with cash from operations and the amount available under our revolving credit facility will be sufficient to fund our working capital requirements through 2015. In order to access the amounts available under our revolving credit facility, we must meet the financial tests and ratios contained in our New Credit Facility. We currently expect to meet these financial tests and ratios at least through the end of 2015.  Nonetheless, we may not achieve all of our business goals and objectives and events beyond our control could affect our ability to meet these financial tests and ratios and limit our ability to access the amounts otherwise available under our revolving credit facility.

Cash Provided By Operating Activities

Net cash provided by operating activities during the year ended December 31, 2014 was $7.8 million compared to $8.0 million during the year ended December 31, 2013. Net cash provided by operating activities for the year ended December 31, 2014 reflected a net loss of $55.5 million and certain adjustments for non-cash items, including $27.5 million for write-offs of goodwill and other intangible assets, $22.6 million of depreciation and amortization, $2.6 million of amortization of debt issue costs and original issue discount, $0.5 million of equity compensation costs, and $2.4 million in charges related to the refinancing our previous credit facility, partially offset by a $3.7 million of deferred income taxes, $1.0 million gain from the sale of a leased clinical lab facility and a $4.9 million increase in the fair value of contingent consideration. Net cash provided by operating activities for the year ended December 31, 2014 also reflected an increase of $0.2 million in net accounts receivable, a $4.1 million decrease in prepaid income taxes and other prepaid expenses, a $3.6 million increase in accrued interest, a $2.7 million increase in accounts payable, accrued expenses, including accrued management fees, and other current liabilities and a $2.8 million decrease in accrued compensation. As of December 31, 2014 our DSO (Days Sales Outstanding) were 44 days compared to 42 days as of December 31, 2013.

Cash Used In Investing Activities

Net cash used in investing activities during the year ended December 31, 2014 was $21.8 million compared to $24.1 million during the year ended December 31, 2013. Net cash used in investing activities during the year ended December 31, 2014 primarily consisted of $15.4 million paid for acquisitions, $5.8 million of contingent note payments and $2.7 million of purchases of property and equipment, partially offset by $1.2 million of repayments of contingent notes and $0.9 million received from the sale of a clinical lab facility.

Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities for the year ended December 31, 2014 was $39.0 million compared to $6.7 million of net cash used in financing activities for the year ended December 31, 2013. For the year ended December 31, 2014, we received $40.1 million of net cash from bank financing, net of repayments, discounts and fees, and paid $1.1 million of principal under subordinated notes and capital leases.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations and commitments as of December 31, 2014 (in thousands):

	Payments Due by Period
Contractual obligations	2015	2016	2017	2018	2019	Thereafter	Total
Senior notes	$-	$-	$-	$200,000	$-	$-	$200,000
Term loans	1,000	2,000	3,500	4,250	163,950	-	174,700
Unsecured subordinated notes	567	67	66	-	-	-	700
Capitalized leases	92	85	39	4	-	-	220
Estimated interest on senior secured notes	21,500	21,500	21,500	10,750	-	-	75,250
Estimated interest on term loans (1)	14,382	14,268	14,057	13,760	7,847	-	64,314
Operating leases	4,392	3,424	2,923	2,531	2,213	2,180	17,663
Supplies agreements	2,383	2,019	1,861	1,101	154	-	7,518
Total	$44,316	$43,363	$43,946	$232,396	$174,164	$2,180	$540,365

(1)

Estimated interest payments on our Term Loans calculated using the current effective interest rates (LIBOR (subject to a floor of 1.25 percent), plus 7.00 percent per annum) multiplied by the outstanding balances as of December 31, 2014, reduced by scheduled principal repayments.

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

First, our billing systems are unable to quantify amounts pending approval from third parties. However, we generally operate in most markets as an in-network provider, and we estimate that approximately 90 percent of our diagnostic testing services are paid for by locally-focused in-network providers. As of December 31, 2014 our DSO (Days Sales Outstanding) averaged 44 days.

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

As of December 31, 2014, for each 1.0 percent change in our estimate for the allowance for contractual adjustments, net revenue would have increased or decreased approximately $0.7 million. As of December 31, 2014, for each 1.0 percent change in our estimate for the allowance for doubtful accounts, our provision for doubtful accounts would have increased or decreased by approximately $0.5 million.

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

The discount rates used in estimating the fair value of contingent consideration incorporate current market interest rates adjusted for company specific risks at the acquired labs. At December 31, 2014 the discount rates used ranged from 15.8 percent to 20.5 percent.

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

During the fourth quarter of 2012, we changed the date of our annual impairment test from September 30th to November 30th. The change was made to more closely align the impairment testing date with our long-range planning and forecasting process and the annual release of the Medicare Fee Schedule by the Centers for Medicare & Medicaid Services (CMS). We believe the change in accounting principle related to changing our annual impairment testing date did not delay, accelerate, or avoid an impairment charge. We determined that this change in accounting principle is preferable under the circumstances and does not result in adjustments to our financial statements when applied retrospectively. During 2013 and 2014, our annual impairment test was performed as of November 30th.

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

On a quarterly basis, we perform a review of our business to determine if events or changes in circumstances have occurred which could have a material adverse effect on our fair value and the fair value of our goodwill. If such events or changes in circumstances were deemed to have occurred, we would perform an impairment test of goodwill as of the end of the quarter consistent with the annual impairment test and record any noted impairment loss.

We also consider the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third-party payor payments, and other publicly available information.

Intangible assets acquired as the result of a business combination are recognized at fair value, as an asset apart from goodwill if the asset arises from contractual or other legal rights, or if it is separable. Intangible assets, principally representing the fair value of customer relationships, health care facility agreements and non-competition agreements acquired, are capitalized and amortized on the straight-line method over their expected useful life, which generally ranges from 3 to 15 years.

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

We maintain our cash balances at high quality financial institutions. The balances in our accounts may periodically exceed amounts insured by the Federal Deposit Insurance Corporation, which insures deposits of up to $250,000 as of December 31, 2014. We do not believe we are exposed to any significant credit risk and have not experienced any losses.

As of December 31, 2014, we had outstanding balances of $174.7 million under our New Credit Facility maturing July 2019, which accrues interest at a variable rate of LIBOR (subject to a floor of 1.25 percent) plus 7.00 percent per annum. As of December 31, 2014, the short term LIBOR rate used as the base for calculating the interest rates for our New Credit Facility was approximately 0.25 percent. As such, changes in the LIBOR rates would not impact our interest expense until the 1.25 percent floor is exceeded. Based upon the balances outstanding under our revolving credit facility and term loan as of December 31, 2014, for every 100 basis point increase in the LIBOR rates over the 1.25 percent floor, we would incur approximately $1.7 million of additional annual interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Members

Aurora Diagnostics Holdings, LLC

Palm Beach Gardens, Florida

We have audited the accompanying consolidated balance sheets of Aurora Diagnostics Holdings, LLC as of December 31, 2014 and 2013, and the related consolidated statements of operations, members’ deficit, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15a for the years ended December 31, 2014 and 2013.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aurora Diagnostics Holdings, LLC as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2014 and 2013, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Crowe Horwath LLP

Tampa, Florida

June 4, 2015

Report of Independent Registered Public Accounting Firm

To the Members

Aurora Diagnostics Holdings, LLC

Palm Beach Gardens, FL

We have audited the accompanying consolidated statements of operations, members’ equity, and cash flows for the year ended December 31, 2012 of Aurora Diagnostics Holdings, LLC and subsidiaries. Our audit also included the financial statement schedule of Aurora Diagnostics Holdings, LLC, for the year ended December 31, 2012, listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Aurora Diagnostics Holdings, LLC and subsidiaries, and their cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2012, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey LLP

Fort Lauderdale, Florida

March 25, 2013

Aurora Diagnostics Holdings, LLC

Consolidated Balance Sheets

(in thousands, except for member units)

	December 31,
	2013	2014
Assets
Current Assets
Cash and cash equivalents	$1,407	$26,422
Accounts receivable, net	28,683	29,309
Prepaid expenses and other assets	7,023	3,676
Prepaid income taxes	2,114	1,167
Deferred tax assets	284	666
Total current assets	39,511	61,240

Property and equipment, net	10,304	9,323

Other Assets:
Deferred debt issue costs, net	5,991	7,203
Deposits and other noncurrent assets	548	637
Goodwill	193,992	177,774
Intangible assets, net	78,539	69,603
	279,070	255,217
	$328,885	$325,780

Liabilities and Members' Deficit
Current Liabilities
Current portion of long-term debt	$1,102	$1,633
Current portion of fair value of contingent consideration	5,160	4,284
Accounts payable, accrued expenses and other current liabilities	15,720	16,674
Accrued compensation	9,273	6,518
Accrued interest	10,026	13,626
Total current liabilities	41,281	42,735

Long-term debt, net of current portion	324,329	369,214
Deferred tax liabilities	8,451	9,115
Accrued management fees, related parties	3,570	6,018
Fair value of contingent consideration, net of current portion	2,440	4,766
Other liabilities	1,308	1,506

Commitments and Contingencies

Members' Equity Deficit
Common member units, 23,549,812 units issued and outstanding	199,993	199,993
Equity based compensation and transaction costs	(807)	(339)
Retained deficit	(251,680)	(307,228)
Total Members' Deficit	(52,494)	(107,574)
	$328,885	$325,780

See Notes to Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Consolidated Statements of Operations

Years Ended December 31, 2012, 2013 and 2014

(in thousands)

	December 31,
	2012	2013	2014
Net revenue	$277,886	$248,169	$242,561

Operating costs and expenses:
Cost of services	134,877	134,112	132,265
Selling, general and administrative expenses	64,230	64,949	61,820
Provision for doubtful accounts	18,343	16,945	16,600
Intangible asset amortization expense	22,270	18,584	18,092
Management fees, related parties	2,875	2,530	2,459
Impairment of goodwill and other intangible assets	168,498	53,876	27,516
Gain on sale of leased facility	-	-	(957)
Acquisition and business development costs	418	169	1,046
Change in fair value of contingent consideration	(4,193)	1,149	4,936
Total operating costs and expenses	407,318	292,314	263,777

Loss from continuing operations	(129,432)	(44,145)	(21,216)

Other income (expense):
Interest expense	(32,531)	(32,760)	(35,997)
Write-off of deferred debt issue costs	(848)	-	(1,639)
Loss on extinguishment of debt	-	-	(805)
Other income (expense)	17	17	15
Total other expense, net	(33,362)	(32,743)	(38,426)

Loss from continuing operations before income taxes	(162,794)	(76,888)	(59,642)

Benefit for income taxes	(5,109)	(3,874)	(4,094)
Net loss before discontinued operation	(157,685)	(73,014)	(55,548)

Discontinued operations:
Loss from operations	(2,189)	-	-
Loss on sale	(980)	-	-
Loss from discontinued operations	(3,169)	-	-

Net loss	$(160,854)	$(73,014)	$(55,548)

See Notes to Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Consolidated Statements of Members’ Deficit

Years Ended December 31, 2012, 2013 and 2014

(in thousands, except for member units)

			Equity Based
		Member	Compensation		Total
	Member	Contributions	and Transaction	Retained	Members'
	Units	(Distributions)	Costs	Deficit	Deficit
Balance, January 1, 2012	23,549,812	$199,950	$(2,248)	$(17,812)	$179,890

Net loss	-	-	-	(160,854)	(160,854)
Equity based compensation	-	-	1,148	-	1,148
Contributions from members	-	43	-	-	43
Balance, December 31, 2012	23,549,812	$199,993	$(1,100)	$(178,666)	$20,227

Net loss	-	-	-	(73,014)	(73,014)
Equity based compensation	-	-	293	-	293
Balance, December 31, 2013	23,549,812	$199,993	$(807)	$(251,680)	$(52,494)

Net loss				(55,548)	(55,548)
Equity based compensation	-	-	468	-	468
Balance, December 31, 2014	23,549,812	$199,993	$(339)	$(307,228)	$(107,574)

See Notes to Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2013 and 2014

(in thousands)

	2012	2013	2014
Cash Flows From Operating Activities
Net loss from continuing operations	$(157,685)	$(73,014)	$(55,548)
Loss from discontinued operation	(3,169)	-	-
Net loss	(160,854)	(73,014)	(55,548)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	26,938	23,127	22,587
Amortization of deferred debt issue costs	2,105	1,921	1,932
Amortization of original issue discount on debt	281	383	699
Deferred income taxes	(7,296)	(2,279)	(3,705)
Equity based compensation	1,148	293	468
Change in fair value of contingent consideration	(4,193)	1,149	4,936
Impairment of goodwill and other intangible assets	169,589	53,876	27,516
Write-off of deferred debt issue costs	848	-	1,639
Loss on extinguishment of debt	-	-	805
Loss on sale of discontinued operation	980	-	-
(Gain) loss on sale of leased facility and property	13	(17)	(972)
Changes in assets and liabilities, net of working capital
acquired in business combinations:
(Increase) decrease in:
Accounts receivable	5,054	955	(191)
Prepaid income taxes	324	(1,294)	947
Prepaid expenses	(4,035)	57	3,195
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	1,888	2,522	2,675
Accrued compensation	(3,274)	265	(2,755)
Accrued interest	(39)	46	3,606
Net cash provided by operating activities	29,477	7,990	7,834
Cash Flows From Investing Activities
Purchase of property and equipment	(3,835)	(2,810)	(2,746)
Proceeds from sale of facility	-	-	925
(Increase) decrease in deposits and other noncurrent assets	51	(229)	(31)
Payments of contingent notes	(29,531)	(21,045)	(5,779)
Repayments of contingent notes	-	-	1,213
Businesses acquired, net of cash acquired	-	-	(15,394)
Proceeds from sale of discontinued operation, net	9	-	-
Net cash used in investing activities	(33,306)	(24,084)	(21,812)
Cash Flows From Financing Activities
Payments of capital lease obligations	(121)	(116)	(109)
Borrowing under new term loan facility	-	-	169,575
Repayments under term loan facility	(11,938)	-	(102,500)
Repayments of subordinated notes payable	(2,840)	(500)	(1,000)
Net borrowings (repayments) under revolver	14,000	8,200	(22,200)
Payment of debt issuance costs	(735)	(925)	(4,773)
Contributions from members	43	-	-
Net cash provided by (used in) financing activities	(1,591)	6,659	38,993
Net (decrease) increase in cash and cash equivalents	(5,420)	(9,435)	25,015
Cash and cash equivalents, beginning	16,262	10,842	1,407
Cash and cash equivalents, ending	$10,842	$1,407	$26,422

(Continued)

Aurora Diagnostics Holdings, LLC

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2012, 2013 and 2014

(in thousands)

	2012	2013	2014
Supplemental Disclosures of Cash Flow Information
Cash interest payments	$30,185	$30,410	$29,703
Cash tax payments, including member tax distributions	$2,462	$576	$414

Supplemental Schedule of Noncash Investing and Financing Activities
Notes and fair value of contingent consideration issued in acquisitions	$-	$-	$1,400
Capital lease obligations	$215	$890	$673

See Notes to Consolidated Financial Statements.

Note 1.	Nature of Business; Working Capital; Discontinued Operation; Facility Sale; Significant Accounting Policies; Reclassification and Recent Accounting Standards

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

Working Capital

The Company requires significant cash flow to service its debt obligations.  The reductions in Medicare reimbursement for 2013 and 2014, and the corresponding reduction in reimbursement from non-governmental payors, had a significant negative impact on the Company’s cash flows.

On July 31, 2014, as further described in Note 7, the Company entered into a new $220.0 million credit facility (the “New Credit Facility”) with Cerberus Business Finance, LLC.  The New Credit Facility consists of a $165.0 million initial term loan, $30.0 million revolving credit line and $25.0 million delayed draw term loan.  Each of the term loan, revolving credit line and delayed draw term loan under the New Credit Facility has a maturity of five years but is subject to an earlier maturity if the Company’s existing Senior Notes are not refinanced or their maturity is not extended prior to October 14, 2017.  The Company used $145.6 million of the proceeds to retire its Barclays Bank PLC revolving credit facility due May 2015 and term loan facility due May 2016, including accrued interest and fees.  Additionally, the Company borrowed $9.7 million under the new delayed draw term loan to fund an acquisition on September 30, 2014.

As of December 31, 2014, the Company had $30.0 million available under its revolving credit facility and an additional $15.3 million available under its delayed draw term loan for acquisitions through July 31, 2015.  In order to access the amounts available under its revolving credit facility, the Company must meet the financial tests and ratios contained in its senior secured credit facility. If the Company fails to meet these financial tests and ratios, its ability to access the amounts otherwise available under its  revolving credit facility could be limited.

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

The following is a summary of the operating results of the discontinued operation for the year ended December 31, 2012 (in thousands):

2012 (a)
Discontinued operation:
Net revenue	$3,826

Loss from operations (b)	$(2,189)
Loss on sale	(980)
Net loss from discontinued operation	$(3,169)
(a)	Operating results for the year ended December 31, 2012 reflect operations through the date of sale, August 31, 2012.
(b)	Loss from operations reflects a $1.1 million impairment of goodwill and other intangible assets.

Sale of Leased Facility

On December 31, 2014, the Company sold certain assets, including equipment and other assets, pertaining to its sole clinical laboratory facility for $0.9 million.  This leased facility was the Company’s only location which exclusively performed clinical laboratory testing.  The Company also entered into a laboratory services agreement with the purchaser of the clinical laboratory facility effective January 1, 2015, under which the Company is outsourcing the clinical laboratory testing to the purchaser.  As a result of the facility sale, the Company recorded a gain of approximately $1.0 million for the year ended December 31, 2014.

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

Fair value of financial instruments: As of December 31, 2013 and 2014, the carrying amounts of cash, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value based on the short maturity of these instruments. Refer to Note 11 for discussion of the fair value of the Company’s contingent consideration issued in acquisitions and long-term debt.

Revenue recognition and accounts receivable: The Company recognizes revenue at the time services are performed. Unbilled receivables are recorded for services rendered during, but billed subsequent to, the reporting period. Revenue is reported at the estimated realizable amounts from patients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. The provision for doubtful accounts and the related allowance are adjusted periodically based upon an evaluation of historical collection experience with specific payors for particular services, anticipated collection levels with specific payors for new services, industry reimbursement trends, and other relevant factors. Changes in these factors in future periods could result in increases or decreases in the Company’s provision for doubtful accounts and impact its results of operations, financial position and cash flows. In 2012, 2013 and 2014, approximately 26 percent, 23 percent and 22 percent, respectively, of the Company’s consolidated net revenues were generated by Medicare and Medicaid programs.

Segment Reporting: The Company operates throughout the United States in one reportable segment, the medical laboratory industry. Medical laboratories offer a broad range of testing services to the medical profession. The Company’s testing services are categorized based upon the nature of the test: general anatomic pathology, clinical pathology, dermatopathology, molecular diagnostic services and other esoteric testing services to physicians, hospitals, clinical laboratories and surgery centers. The Company’s revenue consists of payments or reimbursements for these services. For the year ended December 31, 2012, net revenue consisted of 59 percent from private insurance, including managed care organizations and commercial payors, 26 percent from Medicare and Medicaid and 15 percent from physicians and individual patients. For the year ended December 31, 2013, net revenue consisted of 60 percent from private insurance, 23 percent from Medicare and Medicaid and 17 percent from physicians and individual patients. For the year ended December 31, 2014, net revenue consisted of 60 percent from private insurance, 22 percent from Medicare and Medicaid and 18 percent from physicians and individual patients.

Cash and cash equivalents: The Company considers deposits and investments that have original maturities of less than three months, when purchased, to be cash equivalents. The Company maintains its cash balances at high quality financial institutions. At December 31, 2013 and 2014, the Company’s balances in its accounts exceeded amounts insured by the Federal Deposit Insurance Corporation, which insures amounts of up to $250,000. The Company does not believe it is exposed to any significant credit risk and has not experienced any losses.

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

Goodwill: Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations. The Company reviews goodwill for impairment at the reporting unit level annually or, when events or circumstances dictate, more frequently. The impairment review for goodwill consists of a two-step process of first determining the fair value of the reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. If the fair value of the reporting unit exceeds the carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of the net assets, the implied fair value of the reporting unit is allocated to all the underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value.

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

As further discussed in Note 5, the Company performed its latest annual impairment testing of goodwill and intangible assets as of November 30, 2014. Based on the results of its testing, the Company recorded non-cash impairment charges of $27.3 million to write down the carrying value of goodwill related to five of its reporting units. The Company believes the impairments at these reporting units were primarily due to client attrition, as well as the cumulative effect of reductions in reimbursement from governmental payors in 2013 and 2014, resulting in a reduction in the fair value of goodwill below its carrying value.

Intangible assets: Intangible assets acquired as the result of a business combination are recognized at fair value, as an asset apart from goodwill if the asset arises from contractual or other legal rights, or if it is separable. Intangible assets, principally representing the fair value of customer relationships, health care facility agreements and non-competition agreements acquired, are capitalized and amortized on the straight-line method over their expected useful life, which generally ranges from 3 to 15 years.

The Company reviews its finite lived intangible assets for impairment whenever events indicate the recorded value of the intangible assets may not be recoverable. If the undiscounted cash flows attributable to the intangible asset exceed the carrying value, no further analysis or write-down of the intangible asset is required. If the carrying value of the intangible asset exceeds the undiscounted cash flows attributable to the intangible asset, then the Company recognizes an impairment loss to reduce the recorded value down to, but not below, the estimated fair value of the intangible asset. In connection with its annual goodwill impairment testing on November 30, 2014, the Company identified certain intangible assets that were determined to be impaired and recorded non-cash impairment charges of approximately $0.2 million to write down the carrying value of other intangible assets.

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

As further discussed in Note 7, on December 20, 2010, the Company issued $200.0 million in unsecured senior notes, which it refers to as the Senior Notes, and incurred $6.5 million of related costs.  These costs are being amortized to interest expense using the effective interest method through the January 18, 2018 maturity date.

On October 26, 2012, the Company entered into an amendment to its then outstanding credit facility with Barclays Bank PLC including a term loan and revolving credit facility, which was originally entered into on May 26, 2010, and incurred $0.6 million of related costs. In connection with the amendment, the Company elected to reduce the maximum amount available under the Barclays revolving credit facility from $110.0 million to $60.0 million. Furthermore, the Company made principal repayments totaling $11.9 million on the Barclays term loan. The Company recorded a non-cash charge of approximately $0.8 million to write off a pro rata portion of the unamortized deferred debt issue costs and original issue discount recorded in connection with the credit facility.

On April 24, 2013, the Company entered into another amendment to its Barclays credit facility, which increased the applicable interest rates. It also provided for adjustments to the senior secured leverage ratio requirements under the credit facility. In connection with this amendment, the Company recorded approximately $0.6 million of additional debt discount related to the Barclays term loan facility and $0.3 million of deferred debt issue costs related to the Barclays revolving credit facility.

In connection with the $220.0 million New Credit Facility entered into on July 31, 2014, the Company incurred $4.8 million of direct costs, which were deferred and are being amortized to interest expense using the effective interest method over the term of the new credit facility, which has a maturity of five years, or earlier under certain circumstances.  The Company used a portion of the proceeds from the new credit facility to retire its credit facility with Barclays and recorded a non-cash charge of $1.6 million to write off the unamortized balance of the deferred issuance costs related to the Barclays credit facility and a non-cash loss on extinguishment of debt of $0.8 million for the related original issue discount.

Interest expense from the amortization of deferred debt issue costs was $2.1 million, $1.9 million and $1.9 million for the years ended December 31, 2012, 2013 and 2014, respectively. The Company has $7.2 million in net deferred debt issue costs remaining at December 31, 2014, consisting of $4.4 million related to the New Credit Facility and $2.8 million related to the Senior Notes. Deferred debt issue costs as of December 31, 2013 and 2014 consist of the following (in thousands):

	2013	2014
Deferred debt issue costs	$11,924	$11,240
Less accumulated amortization	(5,933)	(4,037)
Deferred debt issue costs, net	$5,991	$7,203

Medical claims insurance: The Company is insured on a claims-made basis up to its policy limits through a third party malpractice insurance policy. The Company establishes reserves, on an undiscounted basis, for self-insured deductibles, claims incurred and reported and claims incurred but not reported (IBNR) during the policy period. The Company had recorded medical claims liabilities of $5.0 million and $3.2 million as of December 31, 2013 and 2014, respectively, which are included in accounts payable, accrued expenses and other current liabilities. The Company also records a receivable from its insurance carrier for expected recoveries. Expected insurance recoveries, which are included in prepaid expenses and other current assets were $3.2 million and $1.1 million, as of December 31, 2013 and 2014, respectively. Medical claims insurance costs were $2.0 million, $1.9 million and $1.8 million for the years ended December 31, 2012, 2013 and 2014, respectively, inclusive of adjustments to the Company’s reserves for medical claims.

Income taxes: The Company is a Delaware limited liability company taxed as a partnership for federal and state income tax purposes in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, the Company is generally not subject to income taxes, and the income attributable to the limited liability company is allocated to the members in accordance with the terms of the Company’s Second Amended and Restated Limited Liability Company Agreement, dated July 6, 2011, which it refers to as the LLC Agreement. In addition, tax distributions related to the income allocated to each member are paid out quarterly. However, certain of the Company’s subsidiaries are structured as corporations, file separate returns, and therefore are subject to federal and state income taxes. The provision for income taxes for these subsidiaries is reflected in the Company’s consolidated financial statements and includes federal and state taxes currently payable and changes in deferred tax assets and liabilities excluding the establishment of deferred tax assets and liabilities related to acquisitions. Deferred income taxes represent the estimated future tax effects resulting from the temporary difference between the carrying values (as reflected in the financial statements) and the tax reporting basis of the related assets and liabilities. The Company does not recognize a tax benefit, unless the Company concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that the Company believes has greater than a 50 percent likelihood of being realized. The Company records interest and penalties in income tax expense.

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

Reclassification

Accrued management fees as of December 31, 2013 have been reclassified from current liabilities to long-term liabilities. The reclassification of accrued management fees reflects the Company’s expectation to make no payments of management fees through December 31, 2015.

Recent Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which will replace numerous requirements in U.S. GAAP and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for interim and annual reporting periods beginning after December 15, 2016. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has not yet selected a transition method and is evaluating the potential changes from this ASU to its future financial reporting and disclosures.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual and interim periods beginning after December 15, 2016.  The adoption of ASU 2014-15 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU 2015-2, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.”  ASU 2015-2 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This update is effective for interim and annual periods beginning after December 15, 2015.  The adoption of ASU 2015-2 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-3, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”  The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standards update.  The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is not permitted. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. The Company is currently in the process of evaluating the impact of adoption of the new accounting guidance on its consolidated financial statements and has not determined the impact of adoption on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-5, “Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.”  ASU 2015-5 is meant to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. This update is effective for interim and annual periods beginning after December 15, 2015. The Company is currently in the process of evaluating the impact of adoption of the new accounting guidance on its consolidated financial statements and has not determined the impact of adoption on its consolidated financial statements.

Note 2.	Acquisitions

The Company has made strategic acquisitions of small local laboratories to achieve greater economies of scale and expand or augment its geographic presence. In connection with its acquisition and business development related activities during 2012, 2013 and 2014, the Company has expensed $0.4 million, $0.2 million and $1.0 million, respectively, of acquisition and business development costs in the accompanying consolidated statements of operations.

2014 Acquisitions

The Company acquired 100 percent of the equity of two separate pathology practices on June 30, 2014, a third pathology practice on September 30, 2014, and a fourth pathology practice on October 31, 2014 for an aggregate cash purchase price of $16.0 million. In three of the transactions, the Company issued additional consideration payable over three years. The additional consideration for two of these acquisitions is based on the future performance of the acquired practice. The total acquisition date fair value of the additional consideration issued for the 2014 acquisitions was $1.4 million representing the present value of estimated future payments of $2.0 million. The Company funded the cash portion of the June 30, 2014 acquisitions using funds drawn under its previous revolving credit facility. The Company funded the cash portion of the September 30, 2014 acquisition using $9.7 million drawn on its new delayed draw term loan and the October 31, 2014 acquisition with cash on hand.

Intangible assets acquired as the result of a business combination are recognized at fair value as an asset apart from goodwill if the asset arises from contractual or other legal rights or if it is separable.  The Company’s intangible assets, which principally consist of the fair value of customer relationships, health care facility agreements and non-competition agreements acquired in connection with the acquisition of diagnostic companies, are capitalized and amortized on the straight-line method over their useful lives, which generally range from 3 to 15 years. The Company recorded $60,000 of tax deductible goodwill related to the 2014 acquisitions.

The following table summarizes the estimated aggregate fair value of the assets acquired and liabilities assumed in connection with the acquisitions in 2014 (in thousands):

Cash	$588
Accounts receivable	435
Other assets	49
Property and equipment	196
Intangible assets	9,331
Goodwill	11,123
Assets acquired	21,722

Accounts payable and accrued expenses	403
Note payable	130
Fair value of contingent consideration	1,270
Deferred tax liabilities	3,937
Liabilities assumed	5,740

Net assets acquired	$15,982

Net assets acquired	$15,982
Less:
Cash acquired	(588)
Net cash paid for acquisitions, net of cash acquired	$15,394

Pro-forma information (unaudited)

The accompanying consolidated financial statements include the results of operations of the acquisitions from the date acquired through December 31, 2014.  The 2014 acquisitions contributed approximately $4.8 million of revenue and approximately $0.4 million of net income for the year ended December 31, 2014.

The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the 2014 acquisitions for the years ended December 31, 2013 and 2014, after giving effect to amortization, depreciation, interest, income tax, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 2013.  Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2014 acquisitions and does not include operational or other changes which might have been effected by the Company.  The unaudited pro forma information for the years ended December 31, 2013 and 2014 presented below is for illustrative purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands):

	2013	2014
Net revenue	260,806	250,569

Net loss	(70,405)	(53,963)

Contingent Consideration

In connection with certain of its acquisitions, the Company has agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating results by each of the acquired entities, as defined in their respective agreements.

For acquisitions completed prior to January 1, 2009, the Company did not accrue contingent consideration obligations prior to the attainment of the objectives and the amount owed becomes fixed and determinable. The Company paid consideration under contingent notes related to acquisitions completed prior to January 1, 2009 of $8.3 million and $3.4 million for the years ended December 31, 2012 and 2013, respectively. For the year ended December 31, 2014, the Company made no payments of contingent notes for acquisitions prior to January 1, 2009. As of December 31, 2014, there were no remaining outstanding contingent notes for acquisitions prior to January 1, 2009.

In connection with one of the acquisitions completed prior to January 1, 2009, in April 2014 the sellers repaid to the Company $1.2 million in final settlement of the contingent note.  The $1.2 million repayment related to an acquisition for which the full balance of goodwill had been previously written off during 2012.  The Company also assumed approximately $0.1 million of liabilities and recorded a $1.1 million gain as part of the change in fair value of contingent consideration in its consolidated statement of operations for the year ended December 31, 2014.

As of December 31, 2014, assuming the practices achieve the maximum level of stipulated operating results, the maximum principal amount of contingent consideration payable over the next three years is $32.8 million. A lesser amount will be paid if the practices’ earnings are below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. For the years ended December 31, 2012, 2013 and 2014, the Company paid consideration under contingent notes related to acquisitions completed subsequent to January 1, 2009 of $21.3 million, $18.1 million and $5.8 million, respectively. Future payments for acquisitions completed subsequent to January 1, 2009 will be reflected in the change in the fair value of the contingent consideration. The total fair value of the contingent consideration reflected in the accompanying consolidated balance sheets as of December 31, 2013 and 2014 is $7.6 million and $9.1 million, respectively.

Note 3.	Accounts Receivable

Accounts receivable consisted of the following as of December 31, 2013 and 2014 (in thousands):

	2013	2014
Accounts Receivable	$44,557	$44,394
Less: Allowance for doubtful accounts	(15,874)	(15,085)
Accounts receivable, net	$28,683	$29,309

Note 4.	Property and Equipment

Property and equipment, including assets acquired under capital leases, as of December 31, 2013 and 2014 consisted of the following (in thousands):

	Estimated useful
	life (years)	2013	2014
Laboratory, office and data processing equipment	3 – 5	$16,645	$18,375
Leasehold improvements	5 – 9	6,696	6,563
Furniture, fixtures and other	3 – 5	1,222	1,208
Software	3	4,752	5,673
Vehicles	5	450	427
		29,765	32,246
Less accumulated depreciation		(20,408)	(23,884)
		9,357	8,362
Assets to be placed in service		947	961
		$10,304	$9,323

Depreciation expense, inclusive of amortization of capital leases, was $4.6 million, $4.5 million and $4.5 million for the years ended December 31, 2012, 2013 and 2014, respectively.

Note 5.	Goodwill and Intangible Assets

The following table presents adjustments to goodwill during the years ended December 31, 2013 and 2014 (in thousands):

	2013	2014
Goodwill, beginning of period	$243,481	$193,992
Acquisitions	-	11,123
Contingent notes (a)	3,372	-
Goodwill impairment	(52,861)	(27,341)
Goodwill, end of period	$193,992	$177,774
(a)	Related to acquisitions completed prior to January 1, 2009.

For the years ended December 31, 2012, 2013 and 2014, the Company recorded expense for the amortization of intangible assets expense of $22.3 million, $18.6 million and $18.1 million, respectively related to its continuing operations. For its discontinued operation the Company recorded amortization of intangible assets of $25,000 for the year ended December 31, 2012. The Company’s balances for intangible assets as of December 31, 2013 and 2014 and the related accumulated amortization are set forth in the table below (in thousands):

		Weighted Average	December 31, 2013
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	9	$127,550	$(71,916)	$55,634
Health care facility agreements	15	15	27,470	(5,485)	21,985
Non-compete agreements	5	5	4,258	(3,338)	920
Total intangible assets			$159,278	$(80,739)	$78,539

		Weighted Average	December 31, 2014
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	8	$130,630	$(83,634)	$46,996
Health care facility agreements	15	15	29,240	(7,684)	21,556
Non-compete agreements	3 – 5	4	5,049	(3,998)	1,051
Total intangible assets			$164,919	$(95,316)	$69,603

As of December 31, 2014, estimated future amortization expense is as follows (in thousands):

Year Ending December 31,
2015	$18,642
2016	18,150
2017	12,536
2018	5,131
2019	3,302
Thereafter	11,842
$69,603

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

On November 1, 2012, CMS issued its 2013 Medicare Fee Schedule, which included reductions of certain relative value units and geographic adjustment factors used to determine reimbursement for a number of the most commonly used pathology codes, including the code used most by the Company.  Additional changes were also made to other surgical pathology codes.  Based on the Company’s then current Medicare business mix, the Company’s management estimated the changes to the 2013 Fee Schedule, excluding any change in the conversion factor or reduction due to sequestration, would result in a reduction of annualized Medicare revenue of approximately $21 million.

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

2013 Impairment Testing

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

2014 Impairment Testing

As of November 30, 2014, the Company performed qualitative analyses to assess the likelihood of impairment of goodwill at its reporting units.  The Company’s assessment considered various factors, including the results of the impairment analyses performed as of November 30, 2013, changes in the carrying amount of net assets since November 30, 2013, management’s expectations of future performance, historical financial results and trends, changes in interest rates and other market conditions and other factors affecting reporting unit fair values.  The Company also considered each reporting unit’s performance in relation to previous projections, the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third party payor payments, and other publicly available information.  Based on its assessment, the Company determined it was more likely than not that the fair value exceeded the carrying value for five of its seventeen reporting units with recorded goodwill.  For these four reporting units, the Company did not perform the two-step impairment testing.

As of November 30, 2014, the Company tested goodwill for impairment and recorded a non-cash impairment charge of $27.3 million to write down the carrying value of goodwill. The write-down of the goodwill related to five reporting units. Regarding these reporting units, the Company believes the gradual reduction in volume due to attrition in the client base resulted in a reduction in the fair value of the reporting unit below its carrying value. As of December 31, 2013 and 2014, the Company had accumulated impairment charges related to goodwill of $220.6 million and $247.9 million, respectively.

The following assumptions were made by management in determining the fair value of the reporting units and related intangibles as of November 30, 2014: (a) the discount rates ranged between 13.9 percent and 17.0 percent, based on relative size and perceived risk of the reporting unit; and (b) an average compound annual growth rate (CAGR) of 2.6 percent during the five year forecast period. These assumptions are based on both the actual historical performance of the reporting units and management’s estimates of future performance of the reporting units.

In connection with the Company’s testing of goodwill as of November 30, 2014, the reporting units for which testing indicated there was no impairment, their calculated fair values exceeded their carrying values by a weighted average 25.0 percent. Two of the unimpaired reporting units were calculated to have fair values that were 1.9 percent and 4.0 percent in excess of their carrying values. As of November 30, 2014, the Company had goodwill of $9.8 million and $18.8 million, respectively, recorded for these two reporting units. As noted above, assumptions were made regarding the revenue, operating expense, and anticipated economic and market conditions related to these reporting units as part of the impairment analysis. Assumptions made regarding future operations involve significant uncertainty, particularly with regard to anticipated economic and market conditions that are beyond the control of the Company’s management. Potential events or circumstances that could negatively impact future performance include, but are not limited to, losses of customers, changes in regulations or reimbursement rates and increased internalization of diagnostic testing by clients.

As of November 30, 2014, the Company tested certain of its intangible assets for impairment and recorded a non-cash impairment charge of $0.2 million to write down the carrying value of intangible assets at two of its reporting units.

Note 6.	Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities as of December 31, 2013 and 2014 consisted of the following (in thousands):

	2013	2014
Accounts payable	$6,334	$6,581
Reserve for medical claims	4,977	3,176
Other accrued expenses	4,409	6,917
	$15,720	$16,674

Note 7.	Long-Term Debt

On December 20, 2010, the Company issued $200.0 million in unsecured Senior Notes that mature on January 15, 2018. The Senior Notes bear interest at an annual rate of 10.75%, which is payable each January 15th and July 15th. In accordance with the indenture governing our Senior Notes, the Company is subject to certain limitations on issuing additional debt and is required to submit quarterly and annual financial reports. The Senior Notes are redeemable at the Company’s option effective January 15, 2015 at 105.375 percent of par, plus accrued interest. The redemption price decreases to 102.688 percent of par on January 15, 2016 and to 100 percent of par on January 15, 2017. Under certain circumstances, prior to January 15, 2015, the Company may at its option redeem all, but not less than all, of the notes at a redemption price equal to 100 percent of the principal amount of the notes, plus accrued interest and a premium as defined in the indenture governing the Senior Notes. The Senior Notes rank equally in right of repayment with all of the Company’s other senior indebtedness, but are subordinated to the Company’s secured indebtedness to the extent of the value of the assets securing that indebtedness.

On May 26, 2010, the Company entered into a $335.0 million credit facility with Barclays Bank PLC and certain other lenders. This credit facility, which was collateralized by substantially all of the Company’s assets and guaranteed by the Company’s subsidiaries, included a $225.0 million senior secured first lien term loan facility that was scheduled to mature in May 2016. The credit facility also included a $110.0 million senior secured first lien revolving credit facility that was scheduled to mature in May 2015.  In connection with the issuance of the $200.0 million unsecured Senior Notes, the Barclays credit facility was amended and restated December 20, 2010.

On October 26, 2012, the Company entered into a second amendment to the Barclays credit facility, which provided for the elimination or adjustment of certain of the financial covenants. In connection with the second amendment, the Company elected to reduce the maximum amount available under the revolving credit facility from $110.0 million to $60.0 million. Furthermore, the Company made principal repayments totaling $11.9 million on the Barclays term loan and recorded non-cash charges of approximately $0.8 million to write off a pro rata portion of the related unamortized deferred debt issue costs and original issue discount.

On April 24, 2013, the Company entered into a third amendment to the Barclays credit facility, which adjusted one of the financial covenants and increased the applicable margin on the term loan and revolving loan facilities from 4.25 percent to 4.75 percent with respect to LIBOR rate loans and from 3.25 percent to 3.75 percent with respect to base rate loans.  In connection with the third amendment, the Company recorded approximately $0.6 million of additional debt discount related to the Barclays term loan facility and $0.3 million of deferred debt issue costs related to the Barclays revolving credit facility.

On July 31, 2014, the Company entered into a new $220.0 million credit facility with Cerberus Business Finance, LLC, which is referred to as the New Credit Facility.  The New Credit Facility consists of a $165.0 million initial term loan, $30.0 million revolving credit line and $25.0 million delayed draw term loan.  The delayed draw term loan facility is available through July 31, 2015 to pay the consideration for acquisitions, as permitted under the New Credit Facility, including acquisition related fees and expenses.  Each of the term loan, revolving credit line and delayed draw term loan under the New Credit Facility has a maturity of five years but is subject to a maturity date of October 14, 2017 if the Company’s existing Senior Notes are not refinanced or their maturity is not extended prior to such date.  Under the term loans, quarterly principal repayments of $0.5 million are due commencing on September 30, 2015 through December 31, 2016.  Quarterly principal repayments increase to $0.9 million on March 31, 2017 through June 30, 2018 and to $1.3 million on September 30, 2018 and each quarter end thereafter, with the balance due at maturity. Prior to the second amendment on April 10, 2015,at the Company’s option, interest under the New Credit Facility was either LIBOR, with a 1.25% floor, plus 7%, or at a base rate, with a 2.25% floor, plus 6%. The New Senior Secured Credit Facility is subject to a 2.25% per annum fee on the undrawn amount thereof, payable quarterly in arrears. The New Credit Facility is secured by essentially all of the Company’s assets and unconditionally guaranteed by the Company and certain of the Company’s existing and subsequently acquired or organized domestic subsidiaries and is subject to certain financial covenants.

The Company used $145.6 million of the $165.0 million proceeds to retire the Barclays revolving credit facility due May 2015 and term loan facility due May 2016, including accrued interest and fees.  The proceeds under the New Credit Facility were reduced by discounts of $5.1 million.  Additionally, the Company used $3.9 million of the proceeds to pay issuance costs in connection with the New Credit Facility.  The remaining $10.4 million balance of the proceeds under the New Credit Facility initial term loan and the funds available under the $30.0 million revolving credit line are available to execute future acquisitions and for the Company’s general working capital and operational needs.  In connection with the retirement of its previous credit facility, the Company recorded a non-cash charge of $1.6 million to write off the unamortized balance of deferred issuance costs and a non-cash loss on extinguishment of debt of $0.8 million for the related original issue discount.

As of December 31, 2014, the balance outstanding under the term loan facility was $165.0 million and the balance outstanding under the delayed draw term loan facility was $9.7 million. As of December 31, 2014, no amounts were outstanding and the Company had $30.0 million available under its revolving credit facility and was in compliance with all loan covenants.

Generally, the Company is permitted to make voluntary prepayments under the New Credit Facility and to reduce the existing revolving loan commitments at any time. However, subject to certain exceptions, prepayments and commitment reductions are subject to a premium equal to 3.0% of the term loans prepaid and revolving credit commitments reduced through July 31, 2016.  The premium is reduced to 2.0% effective August 1, 2016, further reduced to 1.0% effective August 1, 2017 and eliminated entirely after July 31, 2018.

Subject to certain exceptions, the Company is required to prepay borrowings under the New Credit Facility as follows:  (i) with 100% of the net cash proceeds the Company or any of its subsidiaries receives from the incurrence of debt obligations other than debt obligations otherwise permitted under the financing agreement, (ii) with 100% of the net cash proceeds in excess of $1 million in the aggregate in any fiscal year the Company or any of its subsidiaries receives from specified non-ordinary course asset sales or as a result of casualty or condemnation events, subject to reinvestment provisions, (iii) with 50% of excess cash flow for each fiscal year of the Company commencing with the fiscal year ending December 31, 2015 and (iv) 100% of the net cash proceeds from the exercise of any “equity cure” with respect to the financial covenants contained in the financing agreement.

The New Credit Facility requires the Company to maintain a maximum leverage ratio (based upon the ratio of total funded debt to consolidated EBITDA, net of agreed cash amounts) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to net cash interest expense), each quarter based on the last four fiscal quarters, effective September 30, 2014. The maximum leverage ratio as of December 31, 2014 was 10.00:1.00 and increases quarterly through June 30, 2015 to 10.80:1.00, and thereafter becomes more restrictive each quarter through maturity.  The interest coverage ratio was 1.05:1.00 as of December 31, 2014, decreases to 1.00:1.00 effective March 31, 2015 through September 30, 2017 and then increases to 1.05:1.00 on December 31, 2017.  In addition, the Company is required to maintain liquidity (defined as availability under the revolving credit facility plus amounts in bank accounts that are subject to the agent’s perfected first priority liens) of at least $5.0 million at any time and $10.0 million on the last business day of each month.  The Company’s compliance with the maximum leverage ratio and the minimum interest coverage ratio is subject to customary “equity cure” rights.

The New Credit Facility specifies maximum limits for the Company’s consolidated capital expenditures on an annual basis and includes negative covenants restricting or limiting the Company’s ability to, among other things, incur, assume or permit to exist additional indebtedness or guarantees; incur liens and engage in sale leaseback transactions; make loans and investments; declare dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and other business combinations; prepay, redeem or purchase certain indebtedness; amend or otherwise alter terms of its indebtedness; sell assets; enter into transactions with affiliates and alter the business it conducts without prior approval of the lenders. The New Credit Facility also contains customary default provisions that include material adverse events, as defined therein. The Company has determined that the risk of subjective acceleration under the material adverse events clause is remote and therefore has classified the outstanding principal in long-term debt based on scheduled repayments.

In connection with the final settlement of one of its contingent notes, effective June 26, 2013, the Company agreed to pay $2.0 million in 24 equal monthly installments, plus 8 percent interest on the unpaid balance, through June 2015.   As of December 31, 2014, the unpaid principal balance under this subordinated note was $0.5 million.

Long-term debt consists of the following as of December 31, 2013 and 2014 (in thousands):

	2013	2014
Senior Notes	$200,000	$200,000
Term loans	102,500	165,000
Delayed draw term loan	-	9,700
Revolving credit facilities	22,200	-
Notes payable	1,500	700
Capital lease obligations	293	195
	326,493	375,595
Less:
Original issue discount, net	(1,062)	(4,748)
Current portion	(1,102)	(1,633)
Long-term debt, net of current portion	$324,329	$369,214

As of December 31, 2014, estimated future debt principal payments are as follows (in thousands):

Year Ending December 31,
2015	$1,644
2016	2,144
2017	3,603
2018	204,254
2019	163,950
$375,595

On March 31, 2015, the Company entered into a waiver with the lenders under the New Credit Facility under which the lenders agreed to waive any default arising from the Company’s failure to provide certain financial reporting, including its audited 2014 financial statements.  The Company was unable to file its Annual Report on Form 10-K for the year ended December 31, 2014 by the March 31, 2015 deadline as a result of the resignation of its auditors for independence issues.  With the filing of this Annual Report on Form 10-K for the year ended December 31, 2014, the Company will have cured the related default. The waiver would have expired upon the earlier of June 15, 2015 or the occurrence of an event of default under the Company’s Senior Notes, as defined in the indenture. Also in connection with the Company’s inability to file its Annual Report on Form 10-K by the March 31, 2015 deadline, the Company received a notice of default from the trustee of the Senior Notes. This default under the Company’s Senior Notes was also cured with the filing of this Annual Report on Form 10-K for the year ended December 31, 2014.

On May 26, 2015 the Company received a notice of default from the trustee of the Senior Notes in connection with the Company’s inability to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 by the May 15, 2015 deadline. The Company expects to cure this default under the Company’s Senior Notes with the filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 within the cure period.

Amendment to Credit Facility

On April 10, 2015 the Company entered into a second amendment to the New Credit Facility. The second amendment to the New Credit Facility added a $40 million delayed draw term loan B facility which is available through April 10, 2016 to pay consideration for acquisitions, as permitted under the New Credit Facility, including acquisition related fees and expenses. The second amendment also increased the interest rate under the New Credit Facility to LIBOR, with a 1.25% floor, plus 7.125%, or to the base rate, with a 2.25% floor, plus 6.125%.

Note 8. Related Party Transactions

Acquisition Target Consulting Agreement

The Company has a professional services agreement with an entity owned by two of the Company’s members. Under this agreement, the entity provides certain acquisition target identification consulting services to the Company. In exchange for these services, prior August 28, 2012, the Company paid to the entity a monthly retainer of $23,000, plus reimbursable expenses, as well as a success fee of $45,000 for each identified acquisition consummated by the Company. On August 28, 2012, the professional services agreement was amended and restated to reduce the monthly retainer to $12,000 and increase the success fee to $65,000. The entity also will be paid a fee of 8 percent of revenue for certain new business development efforts as outlined in the amended and restated agreement. During the years ended December 31, 2012, 2013 and 2014, a total of approximately $0.3 million, $0.2 million and $0.4 million, respectively, was paid to the entity. As of December 31, 2014, the Company owed $13,000 to the entity.  No amounts were owed to the entity as of December 31, 2013.

Management and Financial Advisory Agreement

The Company, through its wholly-owned subsidiary, has a management services agreement with two of the Company’s members. The management services agreement calls for the members and their affiliates to provide certain financial and management advisory services in connection with the general business planning and forecasting and acquisition and divestiture strategies of the Company. In exchange for the services, the Company pays the members management fees equal to 1.0 percent of revenues, plus expenses.

In connection with the third amendment to the Company’s previous credit facility in April 2013, the Company agreed to not make any payments of management or similar fees until payment in full of all loans under the credit facility, provided that such management fees shall continue to accrue. Management fees to the Company’s members up to 1 percent of net revenue are permitted under the New Credit Facility and the Company continues to accrue management fees.  However, the Company expects to pay no management fees through December 31, 2015. As of December 31, 2013 and 2014, $3.6 million and $6.0 million, respectively, of these management fees are reflected in long-term liabilities in the accompanying consolidated balance sheets. The consolidated statements of operations includes management fees of $2.9 million, $2.5 million and $2.5 million for the years ended December 31, 2012, 2013 and 2014, respectively. During the year ended December 31, 2012, the Company paid management fees of $3.3 million, inclusive of expenses.  During the years ended December 31, 2013 and 2014, the Company paid expenses of $66,000 and $40,000, respectively, but paid no management fees.

Facilities Lease Agreements

The Company leases certain of its facilities from entities owned by physician employees or affiliated physicians who are also former owners of the acquired practices. The Company currently leases six of its facilities from affiliated physicians or entities. These six leases, which terminate in December 2015, April 2017, September 2018, December 2019, October 2020 and June 2022, provide for monthly aggregate base payments of approximately $75,000. Rent paid to the related entities was $1.1 million, $1.0 million and $0.9 million for the years ended December 31, 2012, 2013 and 2014, respectively.

Executive Management Agreement

On March 12, 2013, Mr. Daniel D. Crowley was appointed as the Chief Executive Officer and President of the Company. In connection with the appointment of Mr. Crowley, the Company entered into an agreement with Dynamic Healthcare Solutions (“DHS”), of which Mr. Crowley is the founder and a principal. Pursuant to the agreement, the Company pays DHS a monthly fee of $100,000, plus reasonable out of pocket expenses and hourly fees for DHS staff (other than Mr. Crowley) that provide services under the agreement. The agreement may be terminated by the Company with thirty days notice, subject to the payment of termination fees in certain circumstances as prescribed in the agreement. In addition, the agreement requires the Company to pay DHS a success fee in the event that a change of control of the Company occurs at any time during the term of the agreement or the one-year period following the termination of the agreement. The amount of the success fee would be based on the valuation of the Company at the time of the change of control. Other than the agreement with DHS, Mr. Crowley does not receive any direct or indirect compensation or benefits from the Company. During the years ended December 31, 2013 and 2014, the Company paid $1.8 million and $2.6 million to DHS.  The payments in the year ended December 31, 2013 included a retainer of $0.2 million, which is included in deposits and other non-current assets as of December 31, 2013 and 2014.

Healthcare Administration Services

Effective December 1, 2013 the Company entered into an agreement with HealthSmart Benefit Solutions, Inc. (“HBS”), of which Mr. Crowley served as the Executive Chairman and President through July 2014. Pursuant to the agreement, the Company pays fees to HBS of approximately $20,000 per month to process claims under its self-insured health benefits plan and to perform other health plan related services. Premiums for the Company’s stop loss coverage are collected by HBS and remitted to the coverage provider.  During the year ended December 31, 2014, the Company paid $0.8 million, inclusive of the stop loss premiums, to HBS.  As of December 31, 2013, $67,000 of these premiums and fees were included in accounts payable, accrued expenses and other current liabilities in the accompanying consolidated balance sheets.  No balance was owed by the Company to HBS as of December 31, 2014.

Acquisition Consulting Services

Since September 2013, the Company has engaged Crowley Corporate Legal Strategy (“CCLS”), on an as needed basis, to provide acquisition consulting services.  Matt Crowley is a principal of CCLS and son of Daniel D. Crowley, the Company’s Chief Executive Officer. During the years ended December 31, 2013 and 2014, the Company paid $4,000 and $0.1 million, respectively, to CCLS.

Note 9.	Equity-Based Compensation

On July 6, 2011, the Company adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan for the grant of options to purchase units of Aurora Diagnostics Holdings, LLC to employees, officers, managers, consultants and advisors of the Company and its affiliates. As of December 31, 2014, the Company has authorized the grant of up to 1,931,129 options and reserved the equivalent number of units for issuance upon the future exercise of awards pursuant to the plan.

The Company uses the Black-Scholes method to value its options. The Company considered the volatility for comparable companies in deriving estimates of volatility. The expected term is estimated based upon the vesting period and contractual life of the option. The risk free interest rate is estimated using rates for United States Treasury securities with maturities closest to the estimated life of the option.

On October 14, 2014, the Company’s Board granted options to purchase 242,500 of the Company’s common units at an exercise price of $2.00. These options were granted to employees and will vest, contingent upon continued employment, in five equal annual installments commencing October 14, 2015. The Company valued the options using the Black-Scholes method.  The Company calculated a de minimis value for the Company’s common units. In the absence of publicly traded information, the Company considered its best estimates of future operating performance, its capitalization and market multiples for publicly traded laboratory companies in calculating the Company’s enterprise value. The Company’s indebtedness and negative pricing pressures related to lower Medicare reimbursement rates in recent years were key considerations in the valuation. The following table shows the weighted average grant date fair values of options and the weighted average assumptions that the Company used to develop the fair value estimates for the years ended December 31, 2012, 2013 and 2014:

	2012	2013	2014
Weighted average fair value of options at grant date	$4.43	$0.00	$0.00
Expected volatility	36%	38%	40%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.3%	2.0%	1.8%
Expected term, in years	6.5	6.5	6.5

On August 1, 2013, the Company’s Board approved the change in the exercise price of all previously granted and then outstanding options to $2.00. Due to the estimated de minimis fair value of the Company’s common units, the Company recognized no incremental equity compensation costs in connection with the change in the exercise price for the previously granted options.

The options, which have a contractual term of 10 years, vest annually on each anniversary of the grant date. Equity compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on the Company’s historical employee turnover experience and future expectations. The grant date fair value of options expected to vest is being amortized over the vesting periods. Equity compensation costs, which are included in selling, general and administrative expenses, were $1.1 million, $0.3 million and $0.5 million for the years ended December 31, 2012, 2013 and 2014, respectively. As of December 31, 2014, the remaining unamortized equity compensation cost was approximately $0.5 million and the weighted average period over which the non-vested options are expected to be recognized was 1.7 years.

The following table summarizes the option activity for the years ended December 31, 2013 and 2014.

		Weighted	Weighted	Aggregate
	Number	Average	Average	Intrinsic
	of	Exercise	Remaining	Value
	Options	Price	Term (years)	(in thousands)
Outstanding at January 1, 2013	1,735,000	$10.10
Granted	947,500	2.00
Exercised	-	N/A
Forfeited or cancelled	(900,000)	10.00
Outstanding at December 31, 2013	1,782,500	$2.00	8.7	$-
Vested and expected to vest at December 31, 2013	1,637,576	$2.00	8.7	$-
Exercisable at December 31, 2013	376,528	$2.00	7.6	$-

Outstanding at January 1, 2014	1,782,500	$2.00
Granted	242,500	2.00
Exercised	-	N/A
Forfeited or cancelled	(377,000)	2.00
Outstanding at December 31, 2014	1,648,000	$2.00	8.1	$-
Vested and expected to vest at December 31, 2014	1,541,628	$2.00	7.3	$-
Exercisable at December 31, 2014	545,827	$2.00	8.1	$-

Note 10.	Commitments and Contingencies

During the ordinary course of business, the Company has become and may in the future become subject to pending and threatened legal actions and proceedings. The Company may have liability with respect to its employees and its pathologists. Medical malpractice claims are generally covered by insurance. While the Company believes the outcome of any such pending legal actions and proceedings, individually or in the aggregate, will not have a materially adverse effect on the Company’s financial condition, results of operations or liquidity, if the Company is ultimately found liable under any medical malpractice claims, there can be no assurance the Company’s medical malpractice insurance coverage will be adequate to cover any such liability. The Company may also, from time to time, be involved with legal actions related to the acquisition of and affiliation with physician practices, the prior conduct of such practices, or the employment (and restriction on competition) of its physicians. There can be no assurance that any costs or liabilities for which the Company becomes responsible in connection with such claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. As described in Note 6, the Company had accrued $5.0 million and $3.2 million as of December 31, 2013 and 2014, respectively, for medical malpractice claims.

During 2011, the Company received claims of overpayments from the U.S. Veterans Administration, or VA, for a total of $1.6 million. In May 2015, the Company offered to settle claims from the VA for $1.2 million to be paid over a twelve month period and has accrued a current liability in this amount as of December 31, 2014. The VA has not yet responded to this settlement offer and, as a result, the outcome in this matter remains uncertain.

Contingent Notes

As discussed in Note 2, in connection with certain of its acquisitions, the Company agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating results by each of the acquired entities, as defined in their respective agreements. The computation of the annual operating results is subject to review and approval by sellers prior to payment. In the event there is a dispute, the Company will pay the undisputed amount and then take reasonable efforts to resolve the dispute with the sellers. If the sellers are successful in asserting their dispute, the Company could be required to make additional payments in future periods.

The Company is in discussions with certain sellers regarding additional contingent note payment amounts.  These sellers have asserted the Company owes an aggregate of $2.7 million in excess of its calculations as of December 31, 2014.  The Company’s management believes its calculations are correct, but at this time cannot estimate what additional amount, if any, will ultimately be paid in connection with these contingent notes.

In April 2015, the Company formally entered into an agreement to settle claims by the sellers of one of our acquired labs. Under the settlement agreement, the Company committed to extend payments for two additional years under the contingent notes and stipulated minimum operating results to be used in the calculation of the amounts to be paid through the maturity of the notes in 2018. In connection with the settlement the Company recognized a charge of approximately $5.4 million for the change in fair value of contingent consideration. As of December 31, 2014, the Company had recorded a $7.2 million liability for the estimated fair value of the projected future payments of $9.2 million under the related contingent notes. The minimum operating results stipulated under the settlement agreement will cease to apply when and if the sellers voluntarily terminate their employment by the Company.

As of December 31, 2014, the total maximum future payments for contingent consideration issued in acquisitions was $32.8 million. Lesser amounts will be paid for earnings below the maximum level of stipulated earnings or no payments will be made if the practices do not achieve the minimum level of stipulated earnings as outlined in their respective agreements. Any future payments of contingent consideration will be reflected in the change in the fair value of the contingent consideration. As of December 31, 2014, the fair value of contingent consideration related to acquisitions completed since January 1, 2009 was $9.1 million, representing the present value of approximately $11.4 million in estimated future payments through 2017.

Purchase Obligation

The Company has entered into non-cancelable commitments to purchase reagents and other laboratory supplies. Under these agreements, the Company must purchase minimum amounts of reagents and other laboratory supplies through 2020.

At December 31, 2014, the remaining minimum purchase commitments are as follows (in thousands):

Year Ending December 31,
2015	$2,383
2016	2,019
2017	1,861
2018	1,101
2019	154
$7,518

In connection with these commitments, the Company received lab testing equipment, to which the Company has either received title, or will receive title upon fulfillment of its purchase obligations under the respective commitment. The Company recorded the obligation under purchase commitment for the fair value of the equipment, reduced by the cash paid. The remaining obligations under purchase commitments included in other liabilities in the accompanying consolidated balance sheets were $1.5 million and $1.3 million as of December 31, 2014 and 2013, respectively.

Employment agreements

The Company has employment agreements with its executive officers and certain physician employees. Such agreements provide for minimum salary levels that may be adjusted annually for cost-of-living changes and may contain incentive bonuses that are payable if specified goals are attained. Under certain of the agreements, in the event employment is terminated (other than voluntarily by the employee, by the Company for cause, or upon the death of the employee), the Company is committed to pay certain benefits, including specified monthly severance for periods from six months to one year from the date of termination.

Self-insured health benefits

The Company provides health care benefits to the majority of its employees through a partially self-insured plan. The Company records its estimate of the ultimate cost of, and reserves for, health care benefits based on computations using the Company’s loss history as well as industry statistics. In determining its reserves, the Company includes reserves for estimated claims incurred but not reported. The amount reserved for estimated claims was $1.1 million and $1.0 million as of December 31, 2013 and 2014, respectively. The ultimate cost of health care benefits will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims.

Operating leases

The Company leases various office and medical laboratory facilities and equipment under non-cancelable lease agreements with varying terms through May 2021. The terms of some of the facility leases require the Company to pay for certain taxes or common utility charges. Rent expense, including these taxes and common utility charges, was $4.9 million, $4.7 million, and $4.9 million for the years ended December 31, 2012, 2013, and 2014, respectively. Rent expense associated with operating leases that include scheduled rent increases and tenant incentives are recorded on a straight-line basis over the term of the lease. Aggregate future minimum annual rentals under the lease agreements as of December 31, 2014 are as follows (in thousands):

Year Ending December 31,
2015	$4,392
2016	3,424
2017	2,923
2018	2,531
2019	2,213
Thereafter	2,180
$17,663

Note 11.	Fair Value of Financial Instruments

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

Recurring Fair Value Measurements

As of December 31, 2013 and 2014, the fair value of contingent consideration related to acquisitions since January 1, 2009 was $7.6 million and $9.1 million, respectively. The fair value of contingent consideration is derived using valuation techniques that incorporate unobservable inputs and are considered Level 3 items. The Company uses a present value of estimated future payments approach to estimate the fair value of the contingent consideration. Estimates for fair value of contingent consideration primarily involve two inputs, which are (i) the projections of the financial performance of the acquired practices that are used to calculate the amount of the payments and (ii) the discount rates used to calculate the present value of future payments. Changes in either of these inputs will impact the estimated fair value of contingent consideration. At December 31, 2013, the discount rates ranged from 14.6 percent to 15.6 percent, and at December 31, 2014, the discount rates ranged from 15.8 percent to 20.5 percent.

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of December 31, 2014 (in thousands):

		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Current portion of fair value of contingent consideration	$4,284	$-	$-	$4,284

Fair value of contingent consideration, net of current portion	$4,766	$-	$-	$4,766

The Company had no transfers of fair value instruments between Level 2 and Level 3 during 2013 or 2014.  The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of December 31, 2013 (in thousands):

		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Current portion of fair value of contingent consideration	$5,160	$-	$-	$5,160

Fair value of contingent consideration, net of current portion	$2,440	$-	$-	$2,440

The following is a roll-forward of the Company’s Level 3 fair value instruments for the years ended December 31, 2014 and 2013 (in thousands):

	Beginning	Total (Gains) /			Ending
	Balance	Losses Realized			Balance
	January 1,	and Unrealized	Issuances	Settlements	December 31,
Year ended December 31, 2014
Contingent consideration	$7,600	$4,936	$1,270	$(4,756)	$9,050

Year ended December 31, 2013
Contingent consideration	$26,256	$1,149	$-	$(19,805)	$7,600

Non-Recurring Fair Value Measurements

Certain assets that are measured at fair value on a non-recurring basis, including property and equipment and intangible assets, are adjusted to fair value only when the carrying values are greater than their fair values. As described in Note 5, Goodwill and Intangible Assets, the Company completed its annual impairment evaluations as of November 30, 2013 and November 30, 2014, and recorded write-offs of goodwill and intangibles to reflect the current estimated fair value of the impaired reporting units and intangible assets. The fair value was derived with fair value models utilizing unobservable inputs that therefore are considered Level 3 items. The following table presents the non-recurring fair value measurements and related impairment charges recognized for the years ended December 31, 2014 and 2013 (in thousands):

		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3	Impairments
Year ended December 31, 2014
Goodwill	$28,337	$-	$-	$28,337	$27,341
Other intangible assets, net	$690	$-	$-	$690	$175

Year ended December 31, 2013
Goodwill	$86,126	$-	$-	$86,126	$52,861
Other intangible assets, net	$-	$-	$-	$-	$1,015

As of December 31, 2014 and 2013, the carrying amounts of cash, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value based on the short maturity of these instruments. As of December 31, 2014 and 2013, the fair value of the Company’s long-term debt was $349.3 million and $287.2 million, respectively. The Company uses quoted market prices and yields for the same or similar types of borrowings in active markets when available to determine the fair value of the Company’s debt. These fair values are considered Level 2 items.

Note 12.	Defined Contribution Plan

The Company sponsors a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer up to 100 percent of their compensation in accordance with IRS guidelines. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Company is required to match a portion of the employees’ contribution. For 2012, 2013 and 2014, the rate of the Company’s match was 25 percent, up to $1,000 per participating employee. Total expense recorded for the Company’s match was $0.3 million for each of the years ended December 31, 2012 and 2013 and $0.4 million for the year ended December 31, 2014.

Note 13.	Income Taxes

The benefit for federal and state taxes was $5.1 million, $3.9 million and $4.1 million for the years ended December 31, 2012, 2013 and 2014, respectively.

The provision for income taxes for certain of the Company’s subsidiaries structured as corporations and states that tax partnerships for the years ended December 31, 2012, 2013 and 2014 consist of the following (in thousands):

	2012	2013	2014
Current:
Federal	$1,818	$(1,769)	$(639)
State	369	174	250
Total current provision	2,187	(1,595)	(389)

Deferred:
Federal	(7,540)	(2,116)	(3,441)
State	244	(163)	(264)
Total deferred benefit	(7,296)	(2,279)	(3,705)

Total benefit for income taxes	$(5,109)	$(3,874)	$(4,094)

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate of 34 percent to actual income taxes, primarily for the Company’s subsidiaries structured as corporations for the years ended December 31, 2012, 2013 and 2014 was as follows (in thousands):

	2012	2013	2014
Income tax benefit at statutory rate of 34 percent	$(56,631)	$(25,607)	$(20,278)
Income tax (provision) benefit to partnership	27,939	18,421	15,308
Impairment of goodwill on non-deductible stock acquisitions	19,966	3,450	1,029
Change in fair value of contingent consideration	(1,462)	(381)	(321)
Change in federal and state deferred tax rate	(492)	16	42
Provision (benefit) for state income taxes	496	(39)	(92)
Valuation allowance	5,037	225	172
Other permanent differences	38	41	46
Benefit for income taxes	$(5,109)	$(3,874)	$(4,094)

Effective income tax rate	3%	5%	7%

The following is a summary of the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2014, respectively (in thousands):

	2013	2014
Deferred tax assets:
Allowance for doubtful accounts	$139	$151
Alternative minimum tax credit	-	52
Accrued wages	74	92
Other accrued expenses	-	409
Self-insured health insurance	238	149
Intangible assets acquired	4,486	3,948
Net operating losses	1,448	2,757
Valuation allowance	(5,906)	(6,117)
Total deferred tax assets:	$479	$1,441

Deferred tax liabilities:
Intangible assets acquired	(8,150)	(9,013)
Current portion cash to accrual adjustment	(159)	(124)
Change from cash to accrual basis
of accounting by the businesses acquired	-	(248)
Property and equipment	(306)	(425)
Total deferred tax liabilities	$(8,615)	$(9,810)

Total deferred tax liabilities, net	$(8,136)	$(8,369)

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following a tax audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company has no material unrecognized tax benefits and has accrued no interest or penalties related to uncertain tax positions for the years ended December 31, 2013 and 2014.

The Company has $7.1 million of Federal net operating loss carryforwards which begin to expire in 2032 and $8.2 million of combined net operating loss carryforwards in various states which begin to expire in 2022.  The Company has recorded a partial valuation allowance against the deferred tax assets related to the Federal and state net operating losses.

Deferred income taxes should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly.  For the years ended December 31, 2013 and 2014, the Company has recorded a valuation allowance of $5.9 million and $6.1 million, respectively, related to the deferred tax assets of Pathology Laboratory, one of the Company’s corporate subsidiaries.  The valuation allowance increased by $0.2 million during the year ended December 31, 2014.

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

The following tables present consolidating financial information as of December 31, 2013, and 2014 and for the years ended December 31, 2012, 2013 and 2014 for (i) Aurora Diagnostics Holdings, LLC, (ii) on a combined basis, the subsidiaries of the Company that are guarantors of the Company’s Senior Notes (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of the Company that are not guarantors of the Company’s Senior Notes (the “Non-Guarantor Subsidiaries”). For presentation in the following tables, Subsidiary Guarantors includes revenue and expenses and assets and liabilities for those subsidiaries directly or indirectly 100 percent owned by the Company, including those entities that have contractual arrangements with affiliated physician groups. Essentially, all property and equipment reflected in the accompanying consolidated balance sheets collateralize the Company’s debt. As such, as of December 31, 2013 and 2014, $3.1 million and $2.4 million, respectively, of property and equipment held by Non-Guarantor Subsidiaries are reflected under Subsidiary Guarantors in the following tables.

Consolidating Balance Sheets (in thousands):

	Aurora
	Diagnostics	Subsidiary	Non-Guarantor	Consolidating	Consolidated
December 31, 2013	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$1,200	$-	$207	$-	$1,407
Accounts receivable, net	-	12,855	15,828	-	28,683
Prepaid expenses and other assets	6,194	70	759	-	7,023
Prepaid income taxes	-	461	1,653	-	2,114
Deferred tax assets	-	70	214	-	284
Total current assets	7,394	13,456	18,661	-	39,511

Property and equipment, net	2,306	7,998	-	-	10,304

Other Assets:
Intercompany receivable	378,747	-	-	(378,747)	-
Deferred debt issue costs, net	5,991	-	-	-	5,991
Deposits and other noncurrent assets	366	163	19	-	548
Goodwill	-	128,294	65,698	-	193,992
Intangible assets, net	-	46,658	31,881	-	78,539
	385,104	175,115	97,598	(378,747)	279,070
	$394,804	$196,569	$116,259	$(378,747)	$328,885

Liabilities and Members' Equity (Deficit)
Current Liabilities
Current portion of long-term debt	$1,017	$85	$-	$-	$1,102
Current portion of fair value of contingent consideration	-	3,410	1,750	-	5,160
Accounts payable, accrued expenses and other current liabilities	11,713	1,828	2,179	-	15,720
Accrued compensation	3,510	2,921	2,842	-	9,273
Accrued interest	10,026	-	-	-	10,026
Total current liabilities	26,266	8,244	6,771	-	41,281

Intercompany payable	-	279,128	99,619	(378,747)	-
Long-term debt, net of current portion	324,204	103	22	-	324,329
Deferred tax liabilities	-	1,044	7,407	-	8,451
Accrued management fees, related parties	3,570	-	-	-	3,570
Fair value of contingent consideration, net of current portion	-	-	2,440	-	2,440
Other liabilities	1,308	-	-	-	1,308

Members' Equity (Deficit)	39,456	(91,950)	-	-	(52,494)
	$394,804	$196,569	$116,259	$(378,747)	$328,885

	Aurora
	Diagnostics	Subsidiary	Non-Guarantor	Consolidating	Consolidated
December 31, 2014	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$26,209	$192	$21	$-	$26,422
Accounts receivable, net	-	14,677	14,632	-	29,309
Prepaid expenses and other assets	2,018	1,088	570	-	3,676
Prepaid income taxes	-	296	871	-	1,167
Deferred tax assets	-	(25)	691	-	666
Total current assets	28,227	16,228	16,785	-	61,240

Property and equipment, net	2,572	6,751	-	-	9,323

Other Assets:
Intercompany receivable	351,769	-	-	(351,769)	-
Deferred debt issue costs, net	7,203	-	-	-	7,203
Deposits and other noncurrent assets	345	223	69	-	637
Goodwill	-	123,251	54,523	-	177,774
Intangible assets, net	-	42,450	27,153	-	69,603
	359,317	165,924	81,745	(351,769)	255,217
	$390,116	$188,903	$98,530	$(351,769)	$325,780

Liabilities and Members' Equity (Deficit)
Current Liabilities
Current portion of long-term debt	$1,519	$114	$-	$-	$1,633
Current portion of fair value of contingent consideration	-	352	3,932	-	4,284
Accounts payable, accrued expenses and other current liabilities	10,663	2,850	3,161	-	16,674
Accrued compensation	3,435	1,571	1,512	-	6,518
Accrued interest	13,626	-	-	-	13,626
Total current liabilities	29,243	4,887	8,605	-	42,735

Intercompany payable	-	271,818	79,951	(351,769)	-
Long-term debt, net of current portion	369,063	151	-	-	369,214
Deferred tax liabilities	-	3,589	5,526	-	9,115
Accrued management fees, related parties	6,018	-	-	-	6,018
Fair value of contingent consideration, net of current portion	-	408	4,358	-	4,766
Other liabilities	1,416	-	90	-	1,506

Members' Equity (Deficit)	(15,624)	(91,950)	-	-	(107,574)
	$390,116	$188,903	$98,530	$(351,769)	$325,780

Consolidating Statements of Operations (in thousands):

	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2012	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$-	$153,944	$123,942	$277,886

Operating costs and expenses:
Cost of services	-	56,022	78,855	134,877
Selling, general and administrative expenses	15,968	27,210	21,052	64,230
Provision for doubtful accounts	-	11,018	7,325	18,343
Intangible asset amortization expense	-	12,372	9,898	22,270
Management fees	(10,663)	100,649	(87,111)	2,875
Impairment of goodwill and other intangible assets	-	69,968	98,530	168,498
Acquisition and business development costs	418	-	-	418
Change in fair value of contingent consideration	-	1,580	(5,773)	(4,193)
Total operating costs and expenses	5,723	278,819	122,776	407,318

Income (loss) from operations	(5,723)	(124,875)	1,166	(129,432)

Other income (expense):
Interest expense	(25,120)	(509)	(6,902)	(32,531)
Write-off of deferred debt issue costs	(848)	-	-	(848)
Other income (expense)	29	(13)	1	17
Total other expense, net	(25,939)	(522)	(6,901)	(33,362)

Loss from continuing operations before income taxes	(31,662)	(125,397)	(5,735)	(162,794)
Provision (benefit) for income taxes	25	601	(5,735)	(5,109)
Net loss before discontinued operation	(31,687)	(125,998)	-	(157,685)

Discontinued operations:
Loss from operations	-	(2,189)	-	(2,189)
Loss on sale	-	(980)	-	(980)
Loss from discontinued operations	-	(3,169)	-	(3,169)

Net loss	$(31,687)	$(129,167)	$-	$(160,854)

	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2013	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$-	$123,760	$124,409	$248,169

Operating costs and expenses:
Cost of services	-	72,872	61,240	134,112
Selling, general and administrative expenses	19,076	26,449	19,424	64,949
Provision for doubtful accounts	-	8,491	8,454	16,945
Intangible asset amortization expense	-	11,735	6,849	18,584
Management fees	(17,645)	7,164	13,011	2,530
Impairment of goodwill and other intangible assets	-	44,590	9,286	53,876
Acquisition and business development costs	169	-	-	169
Change in fair value of contingent consideration	-	1,994	(845)	1,149
Total operating costs and expenses	1,600	173,295	117,419	292,314
Income (loss) from continuing operations	(1,600)	(49,535)	6,990	(44,145)

Other income (expense):
Interest expense	(21,861)	(899)	(10,000)	(32,760)
Other income (expense)	5	12	-	17
Total other expense, net	(21,856)	(887)	(10,000)	(32,743)

Loss from continuing operations before income taxes	(23,456)	(50,422)	(3,010)	(76,888)

Provision (benefit) for income taxes	26	(890)	(3,010)	(3,874)
Net loss	$(23,482)	$(49,532)	$-	$(73,014)

	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2014	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$-	$138,447	$104,114	$242,561

Operating costs and expenses:
Cost of services	-	56,066	76,199	132,265
Selling, general and administrative expenses	20,102	22,949	18,769	61,820
Provision for doubtful accounts	-	7,857	8,743	16,600
Intangible asset amortization expense	-	11,866	6,226	18,092
Management fees	19,039	12,067	(28,647)	2,459
Impairment of goodwill and other intangible assets	-	15,115	12,401	27,516
Gain on sale of facility	-	(957)	-	(957)
Acquisition and business development costs	1,046	-	-	1,046
Change in fair value of contingent consideration	-	494	4,442	4,936
Total operating costs and expenses	40,187	125,457	98,133	263,777

Income (loss) from continuing operations	(40,187)	12,990	5,981	(21,216)

Other income (expense):
Interest expense	(24,616)	(1,316)	(10,065)	(35,997)
Write-off of deferred debt issue costs	(1,639)	-	-	(1,639)
Loss on extinguishment of debt	(805)	-	-	(805)
Other income	-	9	6	15
Total other expense, net	(27,060)	(1,307)	(10,059)	(38,426)

Loss from continuing operations before income taxes	(67,247)	11,683	(4,078)	(59,642)

Provision (benefit) for income taxes	21	(37)	(4,078)	(4,094)

Net (loss) income	$(67,268)	$11,720	$-	$(55,548)

Consolidating Statements of Cash Flows (in thousands):

	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2012	Holdings, LLC	Guarantors	Subsidiaries	Total
Cash Flows From Operating Activities:
Net loss	$(31,687)	$(129,167)	$-	$(160,854)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	5,245	89,280	95,888	190,413
Changes in assets and liabilities, net of effects of acquisitions	22,631	62,223	(84,936)	(82)
Net cash (used in) provided by operating activities	(3,811)	22,336	10,952	29,477
Net cash (used in) provided by investing activities	615	(22,340)	(11,581)	(33,306)
Net cash used in financing activities	(1,470)	(121)	-	(1,591)

Net decrease in cash	(4,666)	(125)	(629)	(5,420)

Cash and cash equivalents, beginning of period	14,303	127	1,832	16,262
Cash and cash equivalents, end of period	$9,637	$2	$1,203	$10,842

	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2013	Holdings, LLC	Guarantors	Subsidiaries	Total
Cash Flows From Operating Activities:
Net loss	$(23,482)	$(49,532)	$-	$(73,014)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	3,674	60,930	13,849	78,453
Changes in assets and liabilities, net of effects of acquisitions	5,949	5,615	(9,013)	2,551
Net cash (used in) provided by operating activities	(13,859)	17,013	4,836	7,990
Net cash used in investing activities	(1,353)	(16,899)	(5,832)	(24,084)
Net cash provided by (used in) financing activities	6,775	(116)	-	6,659

Net decrease in cash	(8,437)	(2)	(996)	(9,435)

Cash and cash equivalents, beginning of period	9,637	2	1,203	10,842
Cash and cash equivalents, end of period	$1,200	$-	$207	$1,407

	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2014	Holdings, LLC	Guarantors	Subsidiaries	Total
Cash Flows From Operating Activities:
Net (loss) income	$(67,268)	$11,720	$-	$(55,548)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	5,727	33,404	16,774	55,905
Changes in assets and liabilities, net of effects of acquisitions	63,354	(39,629)	(16,248)	7,477
Net cash provided by operating activities	1,813	5,495	526	7,834
Net cash used in investing activities	(15,906)	(5,194)	(712)	(21,812)
Net cash provided by (used in) financing activities	39,102	(109)	-	38,993

Net increase (decrease) in cash	25,009	192	(186)	25,015

Cash and cash equivalents, beginning of period	1,200	-	207	1,407
Cash and cash equivalents, end of period	$26,209	$192	$21	$26,422

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that there is reasonable assurance that the information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Exchange Act Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer (principal executive officer) and Vice President - Finance (principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives of the disclosure controls and procedures. In light of the material weakness noted below, our Chief Executive Officer and Vice President – Finance have concluded that our disclosure controls and procedures were not effective as of the date of that evaluation.

The Company assessed the impact of the material weakness to the consolidated financial statements to ensure they were prepared in accordance with U.S. generally accepted accounting principles and present fairly the financial results of operations as of and for the year ended December 31, 2014. Based on management’s additional procedures and assessment, management concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material aspects, the Company’s financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, and under the supervision of, our Chief Executive Officer and Vice President - Finance and effected by management and our Board of Directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company.
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of the Company are being made in accordance with authorization of our management and our Board of Directors.

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of the effectiveness of our internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, using criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2014, based on these criteria.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of their evaluation, management concluded the following material weakness existed.  Management concluded that the Company did not perform sufficient analysis for one of its laboratories to ensure that accounts receivable balances were reported at reasonable, realizable collectible amounts. This material weakness affects the establishment of accounts receivable related to the reserve for contractual adjustments. This reserve could potentially result in a material misstatement of the financial statements.

The ineffectiveness of the design, implementation and operation of the controls caused us to conclude that, as a result, there is a reasonable possibility that material misstatements could occur in the consolidated financial statements. The misstatements identified were corrected by management prior to the issuance of the consolidated financial statements.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, and under the supervision of, our Chief Executive Officer and Vice President - Finance and effected by management and our Board of Directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company.
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of the Company are being made in accordance with authorization of our management and our Board of Directors.

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of the effectiveness of our internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, using criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2014, based on these criteria.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of their evaluation, management concluded the following material weakness existed.  Management concluded that the Company did not perform sufficient analysis to ensure that accounts receivable balances were reported at reasonable, realizable collectible amounts. This material weakness affects the establishment of accounts receivable related to the reserve for contractual adjustments. This reserve could potentially result in a material misstatement of the financial statements.

The ineffectiveness of the design, implementation and operation of the controls caused us to conclude that, as a result, there is a reasonable possibility that material misstatements could occur in the consolidated financial statements. The misstatements identified were corrected by management prior to the issuance of the consolidated financial statements.

Management’s Plans for Remediation of our Material Weaknesses

Subsequent to December 31, 2014, as part of our efforts to improve our finance and accounting function and to remediate the material weakness that existed in our internal control over financial reporting and our disclosure controls and procedures, we have implemented a remediation plan (the “Remediation Plan”). The Remediation Plan includes the following:

Management historically has used a number of review procedures to analyze the collectability of accounts receivable including the following:

•	Accounts receivable collection review – Collection rates are calculated from billing system information and applied to receivable balances to estimate required reserves.
•	Cash collection review – Financial statement expected cash is compared to actual cash collections to determine variances between accrual and cash activity.
•	Rollforward review – Historical write-off trends derived from billing data are compared to financial statement allowances.
•	Aging review – Historical write-off trends derived from billing data are applied to aged accounts receivables to estimate required reserves.
•	Reserve review – Actual billing system write-offs are compared to financial statement allowances to identify variances.
•	Price review – Financial statement average unit price is compared to historical trends and actual cash collections per unit.
•	Consolidated review – Total consolidated reserves are compared to estimated reserves to determine materiality.

This review process has historically focused on income statement presentation.  To ensure appropriate reporting of accounts receivable collectability, management has instituted a periodic review of actual cash collections compared to the corresponding accounts receivable balances.  By validating actual collections of existing accounts receivable, management may more readily identify balances that might not be fully reserved or collected in the future.

The Remediation Plan has been implemented by the Company’s Vice President - Finance.

The Company believes that actions taken from December 31, 2014 to date have improved the effectiveness of its internal control over financial reporting. The Company will continue to monitor the effectiveness of its internal control over financial reporting in the area affected by the material weakness discussed above, and will perform any additional procedures, as well as implement any new resources and policies, deemed necessary by the Company’s management to ensure that its consolidated financial statements continue to be fairly stated in all material respects.

Changes in Internal Control Over Financial Reporting

Other than as expressly noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the fourth quarter ended December 31,

2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because the Securities and Exchange Commission’s rules regarding such attestations do not apply to non-accelerated filers.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our executive officers and managers as of June 1, 2015.

Name	Age	Position(s)
Daniel D. Crowley	67	Chief Executive Officer, President and Chairman of the Board of Managers
Bruce C. Walton	55	Chief Operating Officer and Executive Vice President
Michael J. Null	45	Executive Vice President, Sales and Marketing
Michael C. Grattendick	49	Vice President, Finance, Controller and Treasurer
Anthony D. Bobos	50	Chief Information Officer and Vice President
James C. New	69	Manager
Thomas S. Roberts	51	Manager
Christopher Dean	41	Manager
Steven Neumann	48	Manager
Blair Tikker	59	Manager
Bennett Thompson	36	Manager
James Emanuel	66	Manager

Daniel D. Crowley Chief Executive Officer, President, Chairman of the Board of Managers

Mr. Crowley has served on our Board of Managers as the Chairman since February 24, 2015 and as our Chief Executive Officer and President since March 12, 2013. He is the founder and principal of Dynamic Healthcare Solutions, a firm that provides executive management principally to healthcare companies, which he formed in 1997. Mr. Crowley has significant experience as a healthcare executive, senior management and board advisor and advisor to private investment firms.

Bruce C. Walton Executive Vice President, Operations

Mr. Walton has served as our Chief Operating Officer since January 2015 and as Executive Vice President, Operations since March 2013.  Mr. Walton joined Aurora Diagnostics as Regional Vice President of Operations in October 2009.

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

Anthony D. Bobos Chief Information Officer

Mr. Bobos has served as our Chief Information Officer since joining Aurora Diagnostics in December 2014.  Prior to joining Aurora Diagnostics, he was the Chief Technology Officer for BloodCenter of Wisconsin, where he was responsible for overseeing the technology for their five service lines.  Mr. Bobos has over 12 years of experience in technology in the healthcare industry.

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

Board Committees

Our audit committee’s responsibilities include selecting, engaging and evaluating the qualifications, independence and performance of our independent registered public accountant; reviewing, overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters; and reviewing and discussing with management and our independent registered public accountant the results of our annual audit and the review of our quarterly unaudited financial statements.

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

Our audit committee is comprised of Messrs. Emanuel, Roberts and Thompson. Mr. Emanuel is the chairperson of the audit committee. Mr. Emanuel has been designated as the audit committee financial expert, as defined in Item 407(d) of Regulation S-K under the Securities Act.

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

SUMMARY OF COMPENSATION PROGRAMS

In the paragraphs that follow, we provide an overview of our compensation program and policies, the material compensation decisions we have made under those programs and policies with respect to our named executive officers, and the material factors that we considered in making those decisions. Following this summary, you will find a series of tables containing specific data about the compensation earned or paid to the following individuals, whom we refer to as our named executive officers:

•	Daniel D. Crowley, our Chief Executive Officer, President and Chairman;
•	Bruce C. Walton, our Chief Operating Officer; and
•	Michael J. Null, our Executive Vice President, Sales and Marketing.

Objectives of Our Compensation Program; How We Set Compensation

Our compensation objectives as a privately-held company have been to recruit and retain a talented team of employees to grow and develop our business and to reward those employees for accomplishments related to our growth and development.

Historically, we have not had a compensation committee and our Board of Managers has determined the compensation for our Chief Executive Officer and, based on the recommendations of our Chief Executive Officer, the rest of our management team. In setting compensation, our Chief Executive Officer and our Board of Managers did not seek to allocate long-term and current compensation, or cash and non-cash compensation, in any particular percentage. Instead, they reviewed each element of compensation independently and determined the appropriate amount for each element, as discussed below. Neither management nor our Board of Managers engaged a compensation consultant during fiscal year 2014. We believe our historical compensation-setting processes have been effective for a privately-held company.

Compensation for Chief Executive Officer

On March 12, 2013, Mr. Daniel D. Crowley was appointed as our Chief Executive Officer and President. In connection with the appointment of Mr. Crowley, we entered into an agreement with Dynamic Healthcare Solutions (“DHS”), of which Mr. Crowley is the founder and a principal. Pursuant to the agreement, we pay DHS a monthly fee of $100,000, plus reasonable out of pocket expenses and hourly fees for DHS staff (other than Mr. Crowley) that provide services under the agreement. We can terminate the agreement with thirty days notice, subject to the payment of termination fees in certain circumstances as prescribed in the agreement. In addition, the agreement requires us to pay DHS a success fee in a change of control event that occurs at any time during the term of the agreement or the one-year period following the termination of the agreement. The amount of the success fee would be based on our valuation at the time of the change of control. Other than the agreement with DHS, we do not pay any direct or indirect compensation or provide any other benefits to Mr. Crowley. For each of the years ended December 31, 2014 and 2013, we paid $1,150,000 and $1,200,000, respectively, to DHS for the services of Mr. Crowley.  The payments in 2013 consisted of a retainer of $200,000 and monthly fees of $1,000,000 in the aggregate, including $50,000 in advance for January 2014. The $200,000 retainer is included in deposits and other non-current assets as of December 31, 2013 and 2014.

2014 Elements of Compensation for Messrs. Null and Walton

The key elements of compensation for Messrs. Walton and Null in fiscal year 2014 were base salary and annual cash bonuses.

Set forth below is a summary of the salary and bonus program for Messrs. Null and Walton.  The Board did not grant equity awards to our named executive officers during 2014.

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

In April 2014, the Board increased Mr. Null’s salary to $294,882 from $289,100 in recognition of his performance and in light of the date of his last increase to base salary. Mr. Walton did not receive any base salary increases in 2014.

Annual Cash Bonuses. Annual bonuses reward our executive officers for their contribution to our financial goals and focus our executive officers on both short- and long-term objectives. Annual bonuses are earned based on the achievement of certain pre-determined performance goals. On an annual basis, or at the commencement of an executive officer’s employment with us, our Board of Managers sets a target level of bonus compensation that is structured as a percentage of such executive officer’s annual base salary. For 2014, the target bonuses for Mr. Walton and Mr. Null were 50 percent. Our Board of Managers set such target bonuses after consideration of our Chief Executive Officer’s recommendation and the expected role of each of our executives. The actual amount of the bonus is based on the extent to which we and the executive meet or exceed predetermined financial goals and individual performance goals established for each executive. These goals are set by our Board of Managers prior to the beginning of the performance year and adjusted from time to time to take into consideration the impact of acquisitions completed during the year.

For 2014, annual cash incentive bonus opportunities for each of Messrs. Walton and Null were based on the achievement of a Company financial goal and individual performance goals. The Company financial component of the 2014 bonus opportunities was based on EBITDA, as adjusted for financial reporting. We selected EBITDA to focus the executive on supporting, improving and growing our business.

The Company’s financial goal sets the potential maximum amount of bonuses that could be paid out under the management incentive plan. For the year ended December 31, 2014 the financial goal to achieve the maximum bonus was set at EBITDA, as adjusted, of $44.9 million.

In addition to the Company financial goal, each executive must achieve their individual performance goals to receive their bonus.  Therefore, for an executive to receive 100 percent of their target bonus, they must achieve 100 percent of their individual performance goals and the Company must attain 100 percent of the EBITDA goal of $44.9 million. Linear interpolation is used to determine payouts between the ranges. Individual performance goals are specific to each executive’s role and responsibilities and are assessed by our Board of Managers and Chief Executive Officer. Additional amounts may be added to the individual performance bonus at the discretion of our Board of Managers and Chief Executive Officer.

The Company did not achieve the EBITDA target of $44.9 million for 2014.  However, after considering their individual performance over the course of 2014, the Board waived the financial performance metric and approved bonuses for 2014 of $152,000 for Mr. Walton and $125,000 for Mr. Null.

Other Benefits. Our named executive officers participate in various health and welfare programs that are generally made available to all salaried employees. Our named executive officers also participate in our executive-level life insurance program.

Changes to Compensation Program for 2015

Effective January 1, 2015, we increased Mr. Walton’s salary from $350,000 to $380,000 and Mr. Null’s salary from $294,882 to $315,000.

Summary Compensation

The following table sets forth the cash and other compensation that we paid to our named executive officers, or that was otherwise earned by our named executive officers, for their services in all capacities during 2014 and 2013.

Summary Compensation Table

				Non-Equity
			Option	Incentive Plan	All Other
Name and Principal Position	Year	Salary ($)	Awards ($)(2)	Compensation ($)(3)	Compensation ($)(4)	Total
Daniel D. Crowley(1)	2014	1,150,000	-	-	-	1,150,000
Chief Executive Officer and President	2013	1,200,000	-	-	-	1,200,000
Bruce C. Walton	2014	350,000	-	152,000	1,616	503,616
Chief Operating Officer and Executive Vice President	2013	299,327	-	-	1,645	300,972
Michael J. Null	2014	293,325	-	125,000	1,516	419,841
Executive Vice President, Sales and Marketing	2013	288,780	-	-	1,723	290,503

(1)

In connection with the Executive Management Agreement effective March 12, 2013, we paid a total of $1,200,000 in 2013 and $1,150,000 in 2014 to Dynamic Health Solutions for Mr. Crowley’s services as our CEO and President.  Payments in 2013 include $200,000 at inception of the consulting agreement for prepaid retainer for last two months of agreement, as well as $50,000 paid in December 2013 as advance on January 2014 retainer. Other than the agreement with DHS, Mr. Crowley does not receive any direct or indirect compensation or benefits from the Company.

(2)

Reflects the grant date fair value of options to purchase the Company’s member units granted in 2013. The fair value was calculated in accordance with stock-based accounting rules (FASB ASC 718). The assumptions used by the Company to determine the fair value are described in Note 10 of the Consolidated Financial Statements included in this Annual Report. On August 1, 2013, the Company granted 200,000 options to Mr. Walton and 90,000 options to Mr. Null. Also on August 1, 2013, the Company modified the terms of previously-granted stock options to reduce the exercise price from $10.00 to $2.00.  The Company estimated a de minimis value for the options granted and the modification of existing options and recognized no incremental equity compensation costs in connection with the change in the exercise price for the previously granted options.  No options were granted to Mr. Walton or Mr. Null in 2014.

(3)	Non-equity incentive plan compensation for 2014 consists of bonuses approved by the Company’s Board of Managers based on the executive’s individual performance during 2014, paid in 2015.
(4)

The following items are included in the All Other Compensation column for 2014: (i) for each of Messrs. Walton and Null, $1,000 in matching contributions under our 401(k) plan; and (ii) Company paid executive level life insurance premiums of $616 for Mr. Walton and $516 for Mr. Null.

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

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table shows, for each of the named executive officers, all equity awards that were outstanding as of December 31, 2014.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Mr. Crowley	-	-	-	-	-
Mr. Walton	7/6/2011	49,761	12,441 (1)	$2.00	7/6/2021
Mr. Walton	3/1/2012	15,119	22,679(2)	$2.00	3/1/2022
Mr. Walton	8/1/2013	40,000	160,000(2)	$2.00	8/1/2023
Mr. Null	7/6/2011	99,524	24,881 (1)	$2.00	7/6/2021
Mr. Null	3/1/2012	14,238	21,357(2)	$2.00	3/1/2022
Mr. Null	8/1/2013	18,000	72,000(2)	$2.00	8/1/2023
(1)	The options vest in five equal annual installments beginning on the date of grant.
(2)	The options vest in five equal annual installments beginning on the first anniversary of the date of grant.

Summary of Potential Payments upon Termination of Employment or Change in Control

As noted above, during 2014, we maintained employment agreements with Mr. Walton and Mr. Null.

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

Director Compensation During 2014

We compensate for service as managers only the members of our Board of Managers that are independent from the Company. Mr. Emanuel was the only independent manager during 2013.

Name	Fees Earned or Paid in Cash ($)(1)	All Other Compensation($)	Total ($)
Daniel D. Crowley	-	-	-
James C. New	-	158,031(2)	158,031
Thomas S. Roberts	-	-	-
Christopher Dean	-	-	-
Steve Neumann	-	-	-
Blair Tikker	-	-	-
Bennett Thompson	-	-	-
James Emanuel(3)(4)	35,996	-	35,996

(1)	Effective February 24, 2015, Mr. Crowley was appointed to serve on the Company’s Board of Managers and will serve as its Chairman.
(2)	Consists of $150,000 in the aggregate for consulting fees, of $12,500 per month and $8,031 for Company paid expenses. See below for a description of Mr. New’s consulting agreement with the Company.
(3)	Reflects fees received for service on our Board of Managers and Audit Committee.
(4)	As of December 31, 2014, Mr. Emanuel had 20,000 outstanding options to purchase member units.

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

The following table sets forth information with respect to the beneficial ownership of outstanding membership interest units of the Company as of June 1, 2015 by (a) any person or group who beneficially owns more than five percent of such units, (b) each of our managers and executive officers and (c) all managers and executive officers as a group. On June 1, 2015, there were 23,549,812 units outstanding and 661,831 additional units issuable upon the exercise of vested options.

	Units Beneficially	Percent
Member(1)(2)	Owned	of Class

Summit Investors
Summit Partners(3)	12,660,998	52.3%

KRG Investors
KRG Capital Partners(4)	8,509,793	35.1%

Managers and Executive Officers
Daniel D. Crowley	-	*
Bruce C.Walton (5)	124,881	*
Michael Null (5)	193,906	*
James C. New	1,337,640	5.5%
Thomas S. Roberts (6)	12,660,998	52.3%
Christopher Dean (6)	12,660,998	52.3%
Steven Neumann (7)	8,509,793	35.1%
Blair Tikker (7)	8,509,793	35.1%
Bennett R. Thompson (7)	8,509,793	35.1%
James Emanuel (8)	17,000	*
All Managers and Executive Officers as a group (13 persons)	22,907,146	94.6%

An asterisk (*) in the Percent of Class column indicates beneficial ownership of less than 1 percent.
(1)	Unless otherwise specified, the address of each beneficial owner listed in the table below is c/o Aurora Diagnostics, Inc. 11025 RCA Center Drive, Suite 300, Palm Beach Gardens, FL 33410.
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

(4)

KRG Capital Management, L.P. is the general partner of each of KRG Capital Fund IV, L.P., KRG Capital Fund IV-A, L.P., KRG Capital Fund IV (PA), L.P. and KRG Capital Fund IV (FF), L.P., each of which is a stockholder of KRG Aurora Blocker, Inc. KRG Capital Management, L.P., as the general partner of the KRG fund entities, through an eight person investment committee with respect to the Class IV series of funds, including Steven Neumann and Blair J. Tikker, has voting and dispositive authority over the shares held by KRG Aurora Blocker, Inc. and, therefore, beneficially owns such shares. Decisions of the investment committee are made by a vote of the majority of its members and no individual member of the investment committee has voting or dispositive authority over the shares. Steven Neumann, Blair J. Tikker and Bennett Thompson are members of KRG Capital, LLC with respect to the Class IV series of funds, which is the general partner of KRG Capital Management, L.P., and each disclaims beneficial ownership of the shares held by KRG Capital Management, L.P.  The address of each of the KRG Capital Partners entities is 1800 Larimer St., Suite 2200, Denver 80202.

(5)	Includes 30,144 units held by Mr. Null individually. Also includes exercisable options to purchase 124,881 units by Mr. Walton and 163,762 units by Mr. Null.
(6)	Represents units held by Summit Partners.
(7)	Represents units held by KRG Capital Partners.
(8)	Includes exercisable options to purchase 17,000 units.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 regarding compensation plans under which the Company’s equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,648,000(2)	$2.00(3)	283,129
Equity compensation plans not approved by security holders (4)	-	-	-
Total	1,648,000	$2.00	283,129
(1)	Consists of our 2011 Incentive Plan.
(2)	Consists of outstanding options to purchase Aurora Holdings Units granted under our 2011 Incentive Plan.
(3)	Weighted average exercise price of outstanding options to purchase Aurora Holdings Units.
(4)	The Company does not maintain any equity compensation plans that have not been approved by the Company’s security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

The board of managers of Aurora Holdings currently consists of eight managers. The LLC Agreement provides for the appointment of at least eight managers, which are appointed as follows:

•	KRG Capital Partners has the right to appoint up to three managers, subject to the conditions provided in the LLC Agreement;
•	the Chief Executive Officer of our subsidiary Aurora Diagnostics, LLC is a manager;
•	Summit Partners and KRG Capital Partners have the right to appoint mutually one independent manager; and
•	Summit Partners has the right to appoint the other managers (which, as of the date hereof, consists of up to three managers).

In addition, the Board has the authority to increase its size and fill additional positions, and the board has appointed Mr. New, our former Chief Executive Officer, as an additional manager.

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

Management Services Agreement

We, through a wholly-owned subsidiary of Aurora Holdings, and two members of Aurora Holdings, Summit Partners and KRG Capital Partners, are party to a Management Services Agreement pursuant to which Summit Partners and KRG Capital Partners provide certain financial and management advisory services to us in connection with the general business planning and forecasting and acquisition and divestiture strategies. In exchange for the services, we pay an annual fee equal to 1.0 percent of the revenue of Aurora Holdings, plus expenses. In connection with the third amendment to the Company’s previous credit facility in April 2013, the Company agreed not make any payments of management or similar fees until payment in full of all loans under the credit facility, provided that such management or similar fees shall continue to accrue. The Company continues to accrue management fees under its new credit facility, but expects to pay no management fees through December 31, 2015. As of December 31, 2013 and 2014, $3.6 million and $6.0 million, respectively, of management fees under the Management Services Agreement are reflected in long-term liabilities in the accompanying consolidated balance sheets. The consolidated statement of operations includes management fees of $2.9 million, $2.5 million and $2.5 million for the respective years ended December 31, 2012, 2013 and 2014. During 2012 we paid management fees totaling $3.3 million, inclusive of expenses. During the years ended December 31, 2013 and 2014, the Company paid expenses of $66,000 and $40,000, respectively, but paid no management fees.

Other Related Party Transactions

In connection with Mr. New’s retirement as the Company’s Chief Executive Officer effective September 1, 2011, the Company entered into a consulting agreement with Mr. New. For a description of the terms of his consulting agreement, see the narrative following the Director Compensation table in Part III, Item 11 of this Annual Report.

Effective December 1, 2013 the Company entered into an agreement with HealthSmart Benefit Solutions, Inc. (“HBS”), of which Mr. Crowley served as the Executive Chairman and President through July 2014. Pursuant to the agreement, the Company pays fees to HBS of approximately $20,000 per month to process claims under its self-insured health benefits plan and to perform other health plan related services. Premiums for the Company’s stop loss coverage are collected by HBS and remitted to the coverage provider.  During the year ended December 31, 2014, the Company paid $0.8 million, inclusive of the stop loss premiums, to HBS.  As of December 31, 2013, $67,000 of these premiums and fees were included in accounts payable, accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets.  No balance was owed by the Company to HBS as of December 31, 2014.

Since September 2013, the Company has engaged Crowley Corporate Legal Strategy (“CCLS”), on an as needed basis, to provide acquisition consulting services.  Matt Crowley is a principal of CCLS and son of Daniel D. Crowley, the Company’s Chief Executive Officer. During the years ended December 31, 2013 and 2014, the Company paid $4,000 and $106,000, respectively, to CCLS.

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

Audit Fees and Services

Crowe Horwath LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2013 and 2014. The following tables present estimated fees for professional audit services rendered by Crowe Horwath LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2013 and 2014. The fees paid by the Company’s prior independent registered public accounting firm for the year ended December 31, 2013 can be found in the Company’s Annual Report on Form 10-K for the period then ended.

	2013	2014
Audit Fees (1)	$200,000	$200,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$200,000	$200,000
(1)	Audit Fees consisted of professional services performed for the audit of the Company’s annual financial statements.

Pre-approval Policies and Procedures

Our audit committee has adopted a policy requiring the pre-approval by the audit committee of all audit services, whether such services are to be provided by our principal independent auditor or other accounting firms. The policy also requires pre-approval by the audit committee of all other services (review, attest and non-audit) to be provided by our independent auditor; provided, however, that de minimis non-audit services may instead be approved in accordance with applicable SEC rules, although no non-audit services were approved pursuant to this exception in 2014.

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

Aurora Diagnostics Holdings, LLC

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2012, 2013 and 2014 (in thousands):

		Charged to	Net Write-offs
	Beginning	Statement of	and Other	Ending
Description	Balance	Operations	Adjustments	Balance
Allowance for Doubtful Accounts:
Year ended December 31, 2012	$17,522	$18,343	$(19,367)	$16,498
Year ended December 31, 2013	$16,498	$16,945	$(17,569)	$15,874
Year ended December 31, 2014	$15,874	$16,600	$(17,389)	$15,085

(3) Exhibits. The exhibits listed in the accompanying Exhibit Index are incorporated by reference as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURORA DIAGNOSTICS HOLDINGS, LLC

Date: June 4, 2015	By:	/s/ Michael C. Grattendick
Michael C. Grattendick
Vice President, Controller and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Daniel D. Crowley Daniel D. Crowley	Chief Executive Officer, President and Chairman of the Board of Managers (principal executive officer)	June 4, 2015
/s/ Michael C. Grattendick Michael C. Grattendick	Vice President, Controller and Treasurer (principal financial and accounting officer)	June 4, 2015
/s/ Thomas S. Roberts Thomas S. Roberts	Manager	June 4, 2015
/s/ Christopher Dean Christopher Dean	Manager	June 4, 2015
/s/ Bennett Thompson Bennett Thompson	Manager	June 4, 2015
/s/ Steven Neumann Steven Neumann	Manager	June 4, 2015
/s/ Blair Tikker Blair Tikker	Manager	June 4, 2015
/s/ James C. New James C. New	Manager	June 4, 2015
/s/ James Emanuel James Emanuel	Manager	June 4, 2015

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Formation of Aurora Diagnostics Holdings, LLC (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
3.2

Second Amended and Restated Limited Liability Company Agreement of Aurora Diagnostics Holdings, LLC (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

3.3

First Amendment to the Second Amended and Restated Limited Liability Company Agreement of Aurora Diagnostics Holdings, LLC (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on March 25, 2014 and incorporated herein by reference)

3.4	Second Amendment to the Second Amended and Restated Limited Liability Company Agreement of Aurora Diagnostics Holdings, LLC
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

4.6	Fifth Supplemental Indenture, dated July 31, 2014, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association
4.7	Sixth Supplemental Indenture, dated October 10, 2014, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association
4.8

Seventh Supplemental Indenture, dated November 10, 2014, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association

4.9	Form of 10.750% senior notes due 2018 (Included as Exhibit A to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
4.10

Amended and Restated Registration Rights Agreement, dated June 12, 2009, by and among Aurora Diagnostics Holdings, LLC and each of the signatories thereto (filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.1

Financing Agreement, Dated as of July 31, 2014, by and among Aurora Diagnostics, LLC, as Borrower, Aurora Diagnostics Holdings, LLC and each subsidiary of Aurora Diagnostics, LLC listed as a guarantor on the signature pages thereto, as Guarantors, the Lenders from time to time party thereto, as Lenders, and Cerberus Business Finance, LLC, as Administrative Agent and as Collateral Agent (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2014 and incorporated herein by reference).

10.2

Senior Management Agreement, dated April 2007, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics, LLC, James C. New and Michael Null* (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

Exhibit Number	Description
10.3	Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan* (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
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

10.8

Management Consulting Agreement, dated March 15, 2013, between Dynamic Healthcare Solutions, LLC and Aurora Diagnostics Holdings, LLC * (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference)

10.9	Employment Agreement, dated October 9, 2009, between Aurora Diagnostics, LLC and Bruce Walton*
10.10

Purchase Agreement, dated December 14, 2010, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the Guarantors party thereto, Morgan Stanley & Co. Incorporated, Barclays Capital, Inc. and UBS Securities LLC (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.11

Management Rights Agreement, dated June 2, 2006, by and among Aurora Diagnostics Holdings, LLC and each of the signatories thereto (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.12

Management Rights Agreement, dated June 12, 2009, by and among KRG Capital Partners, L.L.C., KRG Aurora Blocker, Inc. and Aurora Diagnostics Holdings, LLC (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.13

Amended and Restated Management Services Agreement, dated June 12, 2009, by and among Summit Partners, L.P., KRG Capital Management, L.P., and Aurora Diagnostics, LLC (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.14

First Amendment to Amended and Restated Management Services Agreement, dated May 20, 2010, by and among Summit Partners, L.P., KRG Capital Management, L.P., and Aurora Diagnostics, LLC (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.15

Second Amendment to Aurora Diagnostics, LLC Amended and Restated Management Services Agreement, dated July 31, 2014, by and among Summit Partners, L.P., KRG Capital Management, L.P., and Aurora Diagnostics, LLC

10.16

Form of Management Agreement by and between Aurora Diagnostics, LLC and certain of its affiliated practice subsidiaries (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.17

Form of Nominee Agreement by and between Aurora Diagnostics, LLC and certain of its affiliated practice subsidiaries (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.18

Form of Non-Alienation Agreement by and between Aurora Diagnostics, LLC and certain of its affiliated practice subsidiaries (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

Exhibit Number	Description
10.19

Form of Services Agreement by and between Aurora Diagnostics, LLC and certain of its affiliated practice subsidiaries (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.20

Waiver to Financing Agreement dated as of March 31, 2015, by and among Aurora Diagnostics, LLC, as borrower, Aurora Diagnostics Holdings, LLC, and certain subsidiaries of Aurora Diagnostics, LLC, as guarantors, various lenders from time to time party thereto, as lenders, and Cerberus Business Finance, LLC, as administrative agent and collateral agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed on April 2, 2015 and incorporated herein by reference)

10.21

First Amendment to Financing Agreement, dated as of March 4, 2015, by and among Aurora Diagnostics, LLC, as borrower, Aurora Diagnostics Holdings, LLC, and certain subsidiaries of Aurora Diagnostics, LLC, as guarantors, various lenders from time to time party thereto, as lenders, and Cerberus Business Finance, LLC, as administrative agent and collateral agent

10.22

Second Amendment to Financing Agreement, dated as of April 10, 2015, by and among Aurora Diagnostics, LLC, as borrower, Aurora Diagnostics Holdings, LLC, and certain subsidiaries of Aurora Diagnostics, LLC, as guarantors, various lenders from time to time party thereto, as lenders, and Cerberus Business Finance, LLC, as administrative agent and collateral agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed on April 15, 2015 and incorporated herein by reference)

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