Form 10-Q
period 2015-03-31
AURORA DIAGNOSTICS HOLDINGS LLC
filed 2015-06-18
CIK 1367832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act).

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2015	2014
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$14,613	$26,422
Accounts receivable, net	30,694	29,309
Prepaid expenses and other assets	3,406	3,676
Prepaid income taxes	1,208	1,167
Deferred tax assets	654	666
Total current assets	50,575	61,240
Property and equipment, net	8,632	9,323
Other Assets:
Deferred debt issue costs, net	6,762	7,203
Deposits and other noncurrent assets	557	637
Goodwill	177,774	177,774
Intangible assets, net	64,890	69,603
	249,983	255,217
	$309,190	$325,780
Liabilities and Members' Deficit
Current Liabilities
Current portion of long-term debt	$1,898	$1,633
Current portion of fair value of contingent consideration	4,947	4,284
Accounts payable, accrued expenses and other current liabilities	14,710	16,674
Accrued compensation	6,787	6,518
Accrued interest	8,130	13,626
Total current liabilities	36,472	42,735
Long-term debt, net of current portion	368,962	369,214
Deferred tax liabilities	8,247	9,115
Accrued management fees, related party	6,613	6,018
Fair value of contingent consideration, net of current portion	4,429	4,766
Other liabilities	1,359	1,506
Members' Deficit	(116,892)	(107,574)
	$309,190	$325,780

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2015 and 2014

Unaudited

(in thousands)

	Three Months Ended
	March 31,
	2015	2014
Net revenue	$59,457	$57,044
Operating costs and expenses:
Cost of services	33,849	31,747
Selling, general and administrative expenses	15,803	15,204
Provision for doubtful accounts	4,305	3,723
Intangible asset amortization expense	4,713	4,429
Management fees, related party	594	580
Acquisition and business development costs	73	146
Change in fair value of contingent consideration	326	262
Total operating costs and expenses	59,663	56,091
Income (loss) from operations	(206)	953
Other income (expense):
Interest expense	(9,787)	(8,394)
Other income	—	7
Total other expense, net	(9,787)	(8,387)
Loss before income taxes	(9,993)	(7,434)
Income tax benefit	(617)	(861)
Net loss	$(9,376)	$(6,573)

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2015 and 2014

Unaudited

(in thousands)

	2015	2014
Cash Flows From Operating Activities
Net loss	$(9,376)	$(6,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,796	5,553
Amortization of deferred debt issue costs	472	491
Amortization of original issue discount on debt	267	111
Deferred income taxes	(775)	(861)
Equity compensation costs	58	130
Change in fair value of contingent consideration	326	262
Gain on disposal of property	—	(7)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,385)	(4,403)
Prepaid expenses	229	(214)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(1,518)	2,597
Accrued compensation	269	(2,094)
Accrued interest	(5,496)	(5,352)
Net cash used in operating activities	(11,133)	(10,360)
Cash Flows From Investing Activities
Purchases of property and equipment	(377)	(733)
(Increase) decrease in deposits and other noncurrent assets	(1)	9
Net cash used in investing activities	(378)	(724)
Cash Flows From Financing Activities
Payments of capital lease obligations	(19)	(34)
Payments of subordinated notes payable	(250)	(250)
Net borrowings under revolver	—	12,700
Payment of debt issuance costs	(29)	(14)
Net cash (used in) provided by financing activities	(298)	12,402
Net (decrease) increase in cash and cash equivalents	(11,809)	1,318
Cash and cash equivalents, beginning	26,422	1,407
Cash and cash equivalents, ending	$14,613	$2,725

(Continued)

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Cash Flows - (Continued)

Three Months Ended March 31, 2015 and 2014

Unaudited

(in thousands)

	2015	2014
Supplemental Disclosures of Cash Flow Information
Cash interest payments	$14,545	$13,113
Cash tax payments	$381	$—

Supplemental Schedule of Noncash Investing and Financing Activities
Capital lease obligations	$15	$11

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1.	Nature of Business and Significant Accounting Policies

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

The accompanying consolidated balance sheet as of December 31, 2014, which was derived from the audited consolidated financial statements as of December 31, 2014 of Aurora Diagnostics Holdings, LLC, and the accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2015 and March 31, 2014 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2015.

Working Capital

The Company requires significant cash flow to service its debt obligations.  The reductions in Medicare reimbursement for 2013 and 2014, and the corresponding reduction in reimbursement from non-governmental payors, have had a significant negative impact on the Company’s cash flows. As of March 31, 2015, the Company had $30.0 million available under its revolving credit facility for general operations. The Company may undertake acquisitions which it believes would add to earnings and performance with respect to the credit facility covenants.  Nonetheless, the Company may not achieve all of its business goals and objectives and events beyond its control could affect its ability to meet these financial tests and ratios and limit its ability to access the amounts otherwise available under its Company’s revolving credit facility.

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

Reclassification

To better reflect their correlation to revenue, certain expenses have been reclassified from selling, general and administrative to cost of services.

Deferred debt issue costs

In connection with the new $220.0 million credit facility entered into on July 31, 2014, as further described in Note 6, the Company incurred $4.8 million of direct costs, which were deferred and are being amortized to interest expense using the effective interest method over the term of the new credit facility, which has a maturity of five years, or earlier under certain circumstances.  At closing on July 31, 2014, the Company used a portion of the proceeds from the new credit facility to retire its previous credit facility and recorded a non-cash charge of $1.6 million to write off the unamortized balance of the deferred issuance costs related to the previous credit facility and a non-cash loss on extinguishment of debt of $0.8 million for the related original issue discount.

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

Note 1.	Nature of Business and Significant Accounting Policies (Continued)

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

In April 2015, the FASB issued ASU 2015-3, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”  The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standards update.  The new guidance, which is to be applied on a retrospective basis, is effective for reporting periods beginning after December 15, 2015, with early adoption permitted.  The Company is currently in the process of evaluating the impact of adoption of the new accounting guidance on its consolidated financial statements and has not determined the impact of adoption on its consolidated financial statements.

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

The Company acquired 100% of the equity of two separate pathology practices on June 30, 2014, a third pathology practice on September 30, 2014 and a fourth practice on October 31, 2014. The Company paid aggregate net cash consideration of $16.0 million for the four acquisitions. In three of the transactions, the Company issued additional consideration payable over three years. The additional consideration for two of these acquisitions, which are payable over three years, is based on the future performance of the acquired practices.  The total fair value as of the acquisition dates of the additional consideration issued was an estimated $1.4 million representing the present value of estimated future payments of $2.0 million.

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

Pro-forma information (unaudited)

The accompanying condensed consolidated financial statements include the results of operations of the acquisitions from the date acquired through March 31, 2015.  The 2014 acquisitions contributed approximately $2.8 million of revenue and approximately $0.5 million of net income for the three months ended March 31, 2015.

The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the 2014 acquisitions for the three months ended March 31, 2014, after giving effect to amortization, depreciation, interest, income tax, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 2014.  Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2014 acquisitions and does not include operational or other changes which might have been effected by the Company.  The unaudited pro forma information for the three months ended March 31, 2014 presented below is for illustrative purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands):

Three Months Ended March 31, 2014
Net revenue	$60,191

Net loss	$(5,928)

Note 3.	Accounts Receivable

Accounts receivable consist of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014
Accounts Receivable	$46,193	$44,394
Less: Allowance for doubtful accounts	(15,499)	(15,085)
Accounts receivable, net	$30,694	$29,309

Note 4.	Goodwill and Intangible Assets

The following table presents adjustments to goodwill during the three months ended March 31, 2015 and the year ended December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014
Goodwill, beginning of period	$177,774	$193,992
Acquisitions	—	11,123
Goodwill impairment	—	(27,341)
Goodwill, end of period	$177,774	$177,774

As of March 31, 2015 and December 31, 2014, the Company had accumulated impairment charges related to goodwill of $220.6 million.

The Company’s balances for intangible assets as of March 31, 2015 and December 31, 2014 and the related accumulated amortization are set forth in the table below (in thousands):

		Weighted Average	March 31, 2015
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	8	$130,630	$(87,645)	$42,985
Health care facility agreements	15	15	29,240	(8,250)	20,990
Noncompete agreements	3 – 5	5	5,049	(4,134)	915
Total intangible assets			$164,919	$(100,029)	$64,890

		Weighted Average	December 31, 2014
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	8	$130,630	$(83,634)	$46,996
Health care facility agreements	15	15	29,240	(7,684)	21,556
Noncompete agreements	3 – 5	4	5,049	(3,998)	1,051
Total intangible assets			$164,919	$(95,316)	$69,603

For the three months ended March 31, 2015 and 2014, the Company recorded amortization expense of $4.7 million and $4.4 million, respectively, related to its intangible assets. As of March 31, 2015, estimated future amortization expense is as follows (in thousands):

Year Ending December 31,
Remainder of 2015	$13,929
2016	18,150
2017	12,536
2018	5,131
2019	3,302
Thereafter	11,842
$64,890

Note 5.	Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities as of March 31, 2015 and December 31, 2014 consist of the following (in thousands):

	March 31,	December 31,
	2015	2014
Accounts payable	$7,453	$6,581
Reserve for medical claims	1,854	3,176
Other accrued expenses	5,403	6,917
	$14,710	$16,674

Note 6.	Long-Term Debt

On December 20, 2010, the Company issued $200.0 million in unsecured Senior Notes that mature on January 15, 2018. The Senior Notes bear interest at an annual rate of 10.75 percent, which is payable each January 15 and July 15. In accordance with the Senior Notes indenture, the Company is subject to certain limitations on issuing additional debt and is required to submit quarterly and annual financial reports. The Senior Notes are currently redeemable at the Company’s option at 105.375 percent of par, plus accrued interest. The redemption price decreases to 102.688 percent of par on January 15, 2016 and to 100 percent of par on January 15, 2017. Under certain circumstances, prior to January 15, 2015, the Company may at its option redeem all, but not less than all, of the notes at a redemption price equal to 100 percent of the principal amount of the notes, plus accrued interest and a premium as defined in the Senior Notes indenture. The Senior Notes rank equally in right of repayment with all of the Company’s other senior indebtedness, but are subordinated to the Company’s secured indebtedness to the extent of the value of the assets securing that indebtedness.

On May 26, 2010, the Company entered into a $335.0 million credit facility with Barclays Bank PLC and certain other lenders. This credit facility, which was collateralized by substantially all of the Company’s assets and guaranteed by all of the Company’s subsidiaries, included a $225.0 million senior secured first lien term loan facility that was scheduled to mature May 2016. The credit facility also included a $110.0 million senior secured first lien revolving credit facility that was scheduled to mature May 2015. In connection with the issuance of the $200.0 million unsecured Senior Notes the Barclays credit facility was amended and restated on December 20, 2010.

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

Each of the term loan, revolving credit line and delayed draw term loan under the New Credit Facility has a maturity of five years but is subject to a maturity date of October 14, 2017 if the Company’s Senior Notes are not refinanced or their maturity is not extended prior to such date.  Under the outstanding term loans, quarterly principal repayments of $0.5 million are due commencing on September 30, 2015 through December 31, 2016.  Quarterly principal repayments increase to $0.9 million on March 31, 2017 through June 30, 2018 and to $1.3 million on September 30, 2018 and each quarter end thereafter, with the balance due at maturity. As of March 31, 2015, the balance outstanding under the term loan facility was $165.0 million and the balance outstanding under the delayed draw term loan facility was $9.7 million. As of March 31, 2015, no amounts were outstanding and the Company had $30.0 million available under its revolving credit facility.

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

Prior to the second amendment executed on April 10, 2015 discussed below, at the Company’s option,  interest under the New Credit Facility was at LIBOR, with a 1.25% floor, plus 7%, or at a base rate, with a 2.25% floor, plus 6%. The New Credit Facility is secured by essentially all of the Company’s assets and unconditionally guaranteed by the Company and certain of the Company’s existing and subsequently acquired or organized domestic subsidiaries and is subject to certain financial covenants.

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

On March 31, 2015, the Company entered into a waiver with the lenders under its New Credit Facility under which the lenders have agreed to waive any default arising from the failure of the Company to provide certain financial reporting, including its audited 2014 financial statements.  The Company was unable to file its Annual Report on Form 10-K by the March 31, 2015 deadline as a result of the resignation of its auditors for independence issues. The Company cured the related default under the New Credit Facility on June 4, 2015 with the filing of the Annual Report on Form 10-K for the year ended December 31, 2014. The waiver would have expired upon the earlier of June 15, 2015 or the occurrence of an event of default under the Company’s Senior Notes, as defined in the indenture. Also in connection with the inability to file the Annual Report on Form 10-K by the March 31, 2015 deadline, the Company received a notice of default from the trustee of the Senior Notes. The default under the Company’s Senior Notes was cured on June 4, 2015, with the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

On May 26, 2015 the Company received a notice of default from the trustee of the Senior Notes in connection with the Company’s inability to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 by the May 15, 2015 deadline. With the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, the Company will have cured the related default within the cure period.

In connection with the final settlement of one of its contingent notes, effective June 26, 2013, the Company agreed to pay $2.0 million in 24 equal monthly installments, plus 8 percent interest on the unpaid balance, through June 2015.   As of March 31, 2015, the unpaid principal balance under this subordinated note was $0.3 million.

Note 6.	Long-Term Debt (Continued)

Long-term debt consists of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014
Senior Notes	$200,000	$200,000
Initial term loan	165,000	165,000
Delayed draw term loan (original)	9,700	9,700
Notes payable	450	700
Capital lease obligations	192	195
	375,342	375,595
Less:
Original issue discount, net	(4,482)	(4,748)
Current portion	(1,898)	(1,633)
Long-term debt, net of current portion	$368,962	$369,214

As of March 31, 2015, estimated future debt principal payments are as follows (in thousands):

Year Ending December 31,
Remainder of 2015	$1,382
2016	2,148
2017	3,608
2018	204,254
2019	163,950
$375,342

Note 7.	Contingent Consideration

In connection with certain of its acquisitions, the Company agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating results by each of the acquired entities, as defined in their respective agreements. The Company records liabilities for contingent consideration issued in acquisitions at fair value as of the acquisition date. Payments under contingent notes issued in acquisitions are reflected in the change in fair value of contingent consideration.

In April 2014 the sellers in one of our acquisitions repaid $1.2 million to the Company in final settlement of their contingent notes.   The Company also assumed approximately $0.1 million of liabilities and recorded a $1.1 million net gain as part of the change in fair value of contingent consideration in its statement of operations for the quarter ended June 30, 2014.

The Company is in discussions with certain sellers regarding additional contingent note payment amounts.  These sellers have asserted the Company owes an aggregate of $2.7 million in excess of its calculations.  The Company’s management believes its calculations are correct, but at this time cannot estimate what additional amount, if any, will ultimately be paid in connection with these contingent notes.

The Company made no payments under contingent notes during the three months ended March 31, 2015 and 2014. The total fair value of the contingent consideration reflected in the accompanying condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 is $9.4 million and $9.1 million, respectively.

Note 8.	Related Party Transactions

Acquisition Target Consulting Agreement

The Company has a professional services agreement with an entity owned by two of the Company’s members.  Under this agreement, the entity provides certain acquisition target identification consulting services to the Company. In exchange for these services the Company pays to the entity a monthly retainer of $12,000, plus reimbursable expenses. The entity also earns a success fee of $65,000 for each identified acquisition consummated by the Company. The entity also will be paid a fee of 8 percent of revenue for certain new business development efforts as outlined in the professional services agreement. The Company paid the entity a total of $38,000 and $26,000 during the three months ended March 31, 2015 and 2014, respectively. As of both March 31, 2015 and December 31, 2014, the Company owed the entity $13,000 under this arrangement.

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

In connection with the third amendment to the Company’s previous credit facility in April 2013, the Company agreed to not make any payments of management or similar fees until payment in full of all loans under the credit facility, provided that such management fees shall continue to accrue. Management fees to the Company’s members up to 1 percent of net revenue are permitted under the New Credit Facility and the Company continues to accrue management fees.  However, the Company expects to pay no management fees through March 31, 2016. As of March 31, 2015 and December 31, 2014, $6.6 million and $6.0 million, respectively, of these management fees are reflected in long-term liabilities in the accompanying condensed consolidated balance sheets. The condensed consolidated statements of operations include management fees of $0.6 million for each of the three month periods ended March 31, 2015 and 2014, respectively. The Company paid no management fees or expenses related to these management services agreements during the three month periods ended March 31, 2015 and 2014.

Facilities Lease Agreements

The Company currently leases six of its facilities from entities owned by physician employees or affiliated physicians who are also former owners of the acquired practices. The leases provide for monthly aggregate base payments of approximately $75,000 and expire in December 2015, April 2017, September 2018, December 2019, October 2020 and June 2022. Rent paid to the related entities was $0.2 million for each of the three month periods ended March 31, 2015 and 2014, respectively.

Executive Management Agreement

On March 12, 2013, Daniel D. Crowley was appointed as the Chief Executive Officer and President of the Company. In connection with the appointment of Mr. Crowley, the Company entered into an agreement with Dynamic Healthcare Solutions (“DHS”), of which Mr. Crowley is the founder and a principal. Pursuant to the agreement, the Company pays DHS a monthly fee of $100,000, plus reasonable out of pocket expenses and hourly fees for DHS staff (other than Mr. Crowley) that provide services under the agreement. The agreement may be terminated by the Company with thirty days notice, subject to the payment of termination fees in certain circumstances as prescribed in the agreement. In addition, the agreement requires the Company to pay DHS a success fee in the event that a change of control of the Company occurs at any time during the term of the agreement or the one-year period following the termination of the agreement. The amount of the success fee would be based on the valuation of the Company at the time of the change of control. Other than the agreement with DHS, Mr. Crowley does not receive any direct or indirect compensation or benefits from the Company. The Company paid $0.8 million and $0.5 million to DHS during the three months ended March 31, 2015 and 2014, respectively.  A retainer of $0.2 million is included in deposits and other non-current assets as of March 31, 2015 and December 31, 2014.

Note 8.	Related Party Transactions (Continued)

Healthcare Administration Services

Effective December 1, 2013 the Company entered into an agreement with HealthSmart Benefit Solutions, Inc. (“HBS”), of which Mr. Crowley served as the Executive Chairman and President through July 2014. Pursuant to the agreement, the Company pays fees to HBS of approximately $20,000 per month to process claims under its self-insured health benefits plan and to perform other health plan related services. Premiums for the Company’s stop loss coverage are collected by HBS and remitted to the coverage provider.  During the three months ended March 31, 2015 and 2014, the Company paid $0.5 million and $0.2 million, respectively, inclusive of the stop loss premiums, to HBS.  No balance was owed by the Company to HBS as of March 31, 2015 and December 31, 2014.

Acquisition Consulting Services

The Company has engaged Crowley Corporate Legal Strategy (“CCLS”), on an as needed basis, to provide acquisition consulting services.  Matt Crowley is a principal of CCLS and son of Daniel D. Crowley, the Company’s Chief Executive Officer. During the three months ended March 31, 2015 and 2014, the Company paid $14,000 and $18,000, respectively, to CCLS.

Note 9.	Equity-Based Compensation

On July 6, 2011, the Company adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan for the grant of options to purchase units of Aurora Diagnostics Holdings, LLC to employees, officers, managers, consultants and advisors of the Company and its affiliates. As of March 31, 2015, the Company has authorized the grant of up to 1,931,129 options and reserved the equivalent number of units for issuance upon the future exercise of awards pursuant to the plan. As of March 31, 2015, 1,658,500 options were outstanding and an additional 272,629 options were available for grant. Out of the total 1,658,000 options outstanding as of March 31, 2015, 519,221 were vested and 1,139,279 were unvested.

During the three months ended March 31, 2015, 115,000 options were granted with an exercise price of $2.00 and 104,500 options were cancelled. No options were exercised in the year ended December 31, 2014 or the three months ended March 31, 2015.  Selling, general and administrative expenses included equity compensation expense of $58,000 and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the total remaining unamortized equity compensation cost was approximately $0.4 million.

The following table shows the weighted average grant date fair values of options and the weighted average assumptions that the Company used to develop the fair value estimates for the quarter ended March 31, 2015:

Weighted average fair value of options at grant date	$0.23
Expected volatility	40%
Dividend yield	0.0%
Risk-free interest rate	1.2%
Expected term, in years	6.5

Note 10.	Commitments and Contingencies

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

Note 10.	Commitments and Contingencies (Continued)

The Company may also, from time to time, be involved with legal actions related to the acquisition of and affiliation with physician practices, the prior conduct of such practices, or the employment (and restriction on competition) of its physicians. There can be no assurance any costs or liabilities for which the Company becomes responsible in connection with such claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. The Company had accrued $1.9 million and $3.2 million as of March 31, 2015 and December 31, 2014, respectively, for medical malpractice claims.  The decrease in accrued medical claims reflects the resolution of two large claims during the first quarter of 2015.

During 2011, the Company received claims of overpayments from the U.S. Veterans Administration, or VA, for a total of $1.6 million. The Company offered to settle claims from the VA for $1.2 million to be paid over a twelve month period and has accrued a current liability in this amount as of March 31, 2015 and December 31, 2014. The Veterans Administration has not yet responded to this settlement offer and, as a result, the outcome in this matter remains uncertain.

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

Future payments under contingent notes will be made if the practices achieve stipulated levels of results as outlined in their respective agreements. Any future payments of contingent consideration will be reflected in the change in the fair value of the contingent consideration. As of March 31, 2015, the fair value of contingent consideration related to acquisitions was $9.4 million, representing the present value of approximately $11.4 million in estimated future payments through 2018.

Purchase Obligations

The Company has entered into non-cancelable commitments to purchase reagents and other laboratory supplies. Under these agreements, the Company must purchase minimum amounts of reagents and other laboratory supplies through 2018.

At March 31, 2015, the remaining minimum purchase commitments are as follows:

Year Ending December 31,
Remainder of 2015	$1,855
2016	2,019
2017	1,861
2018	1,101
2019	154
$6,990

In connection with these commitments, the Company received lab testing equipment, to which the Company has either received title, or will receive title upon fulfillment of its purchase obligations under the respective commitment. The Company recorded the obligation under purchase commitment for the fair market value of the equipment, reduced by the cash paid. The remaining obligations under purchase commitments included in other liabilities in the accompanying condensed consolidated balance sheets were $1.4 million and $1.5 million as of March 31, 2015 and December 31, 2014, respectively.

Note 11.	Fair Value of Financial Instruments

Recurring Fair Value Measurements

As of March 31, 2015 and December 31, 2014, the fair value of contingent consideration related to acquisitions was $9.4 million and $9.1 million, respectively. The fair value of contingent consideration is derived using valuation techniques that incorporate unobservable inputs and are considered Level 3 items. The Company utilizes a present value of estimated future payments approach to estimate the fair value of the contingent consideration. Estimates for fair value of contingent consideration primarily involve two inputs, which are (i) the projections of the financial performance of the acquired practices that are used to calculate the amount of the payments and (ii) the discount rates used to calculate the present value of future payments. Changes in either of these inputs will impact the estimated fair value of contingent consideration. At March 31, 2015 the discount rates ranged from 15.7 percent to 20.6 percent.

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of March 31, 2015 (in thousands):

			Significant Other	Significant
		Quoted Prices	Observable	Unobservable
		in Active Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Current portion of fair value of contingent consideration	$4,947	$—	$—	$4,947
Fair value of contingent consideration, net of current portion	$4,429	$—	$—	$4,429

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of December 31, 2014 (in thousands):

			Significant Other	Significant
		Quoted Prices	Observable	Unobservable
		in Active Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Current portion of fair value of contingent consideration	$4,284	$—	$—	$4,284
Fair value of contingent consideration, net of current portion	$4,766	$—	$—	$4,766

The following is a roll-forward of the Company’s Level 3 fair value instruments for the three months ended March 31, 2015 (in thousands):

	Beginning	Total (Gains) /			Ending
	Balance	Losses Realized			Balance
	January 1st	and Unrealized	Issuances	Settlements	September 30th

Contingent consideration	$9,050	$326	$—	$—	$9,376

Note 11.	Fair Value of Financial Instruments (Continued)

Non-Recurring Fair Value Measurements

Certain assets that are measured at fair value on a non-recurring basis, including property and equipment and intangible assets, are adjusted to fair value only when the carrying values are greater than their fair values. The Company completed its latest annual impairment evaluations as of November 30, 2014 and recorded a write-off of goodwill and intangibles to reflect the then current estimated fair value of the impaired reporting units. The fair value was derived with fair value models utilizing unobservable inputs that therefore are considered Level 3 items.

As of March 31, 2015 and December 31, 2014, the carrying amounts of cash, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value based on the short maturity of these instruments. As of March 31, 2015 and December 31, 2014, the fair value of the Company’s long-term debt was $353.3 million and $349.3 million, respectively. The Company uses quoted market prices and yields for the same or similar types of borrowings in active markets when available to determine the fair value of the Company’s debt. These fair values are considered Level 2 items.

Note 12.	Income Taxes

The Company is a Delaware limited liability company. For federal income tax purposes, the Company is treated as a partnership. Accordingly, the Company is generally not subject to income taxes and the income attributable to the limited liability company is distributed to the members in accordance with the terms of the operating agreement. However, certain of the Company’s subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The provision for income taxes for these subsidiaries is reflected in the Company’s condensed consolidated financial statements and includes federal and state taxes currently payable and changes in deferred tax assets and liabilities, excluding the establishment of deferred tax assets and liabilities related to acquisitions. The benefit for federal and state taxes was $0.6 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively.

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

The following tables present consolidating financial information as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 for (i) Aurora Diagnostics Holdings, LLC, (ii) on a combined basis, the subsidiaries of the Company that are guarantors of the Company’s Senior Notes (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of the Company that are not guarantors of the Company’s Senior Notes (the “Non-Guarantor Subsidiaries”). For presentation in the following tables, Subsidiary Guarantors includes revenue and expenses and assets and liabilities for those subsidiaries directly or indirectly 100 percent owned by the Company, including those entities that have contractual arrangements with affiliated physician groups. Essentially, all property and equipment reflected in the accompanying condensed consolidated balance sheets collateralize the Company’s debt. As such, as of March 31, 2015 and December 31, 2014, $2.1 million and $2.4 million, respectively, of property and equipment held by Non-Guarantor Subsidiaries are reflected under Subsidiary Guarantors in the following tables.

Condensed Consolidating Balance Sheets (in thousands):

	Aurora
	Diagnostics	Subsidiary	Non-Guarantor	Consolidating	Consolidated
March 31, 2015	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$14,560	$48	$5	$—	$14,613
Accounts receivable, net	—	15,418	15,276	—	30,694
Prepaid expenses and other assets	1,792	1,033	581	—	3,406
Prepaid income taxes	—	337	871	—	1,208
Deferred tax assets	—	—	654	—	654
Total current assets	16,352	16,836	17,387	—	50,575
Property and equipment, net	2,617	6,015	—	—	8,632
Other Assets:
Intercompany receivable	375,516	—	—	(375,516)	—
Deferred debt issue costs, net	6,762	—	—	—	6,762
Deposits and other noncurrent assets	345	143	69	—	557
Goodwill	—	123,251	54,523	—	177,774
Intangible assets, net	—	39,274	25,616	—	64,890
	382,623	162,668	80,208	(375,516)	249,983
	$401,592	$185,519	$97,595	$(375,516)	$309,190
Liabilities and Members' Equity (Deficit)
Current Liabilities
Current portion of long-term debt	$1,769	$129	$—	$—	$1,898
Current portion of fair value of contingent consideration	—	367	4,580	—	4,947
Accounts payable, accrued expenses and other current liabilities	9,441	2,352	2,917	—	14,710
Accrued compensation	2,550	2,145	2,092	—	6,787
Accrued interest	8,130	—	—	—	8,130
Total current liabilities	21,890	4,993	9,589	—	36,472
Intercompany payable	—	178,787	196,729	(375,516)	—
Long-term debt, net of current portion	368,816	146	—	—	368,962
Deferred tax liabilities	—	3,494	4,753	—	8,247
Accrued management fees, related party	6,613	—	—	—	6,613
Fair value of contingent consideration, net of current portion	—	433	3,996	—	4,429
Other liabilities	1,276	—	83	—	1,359
Members' Equity (Deficit)	2,997	(2,334)	(117,555)	—	(116,892)
	$401,592	$185,519	$97,595	$(375,516)	$309,190

	Aurora
	Diagnostics	Subsidiary	Non-Guarantor	Consolidating	Consolidated
December 31, 2014	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$26,209	$192	$21	$—	$26,422
Accounts receivable, net	—	14,677	14,632	—	29,309
Prepaid expenses and other assets	2,018	1,088	570	—	3,676
Prepaid income taxes	—	296	871	—	1,167
Deferred tax assets	—	(25)	691	—	666
Total current assets	28,227	16,228	16,785	—	61,240
Property and equipment, net	2,572	6,751	—	—	9,323
Other Assets:
Intercompany receivable	351,769	—	—	(351,769)	—
Deferred debt issue costs, net	7,203	—	—	—	7,203
Deposits and other noncurrent assets	345	223	69	—	637
Goodwill	—	123,251	54,523	—	177,774
Intangible assets, net	—	42,450	27,153	—	69,603
	359,317	165,924	81,745	(351,769)	255,217
	$390,116	$188,903	$98,530	$(351,769)	$325,780
Liabilities and Members' Equity (Deficit)
Current Liabilities
Current portion of long-term debt	$1,519	$114	$—	$—	$1,633
Current portion of fair value of contingent consideration	—	352	3,932	—	4,284
Accounts payable, accrued expenses and other current liabilities	10,663	2,850	3,161	—	16,674
Accrued compensation	3,435	1,571	1,512	—	6,518
Accrued interest	13,626	—	—	—	13,626
Total current liabilities	29,243	4,887	8,605	—	42,735
Intercompany payable	—	271,818	79,951	(351,769)	—
Long-term debt, net of current portion	369,063	151	—	—	369,214
Deferred tax liabilities	—	3,589	5,526	—	9,115
Accrued management fees, related party	6,018	—	—	—	6,018
Fair value of contingent consideration, net of current portion	—	408	4,358	—	4,766
Other liabilities	1,416	—	90	—	1,506
Members' Equity (Deficit)	(15,624)	(91,950)	—	—	(107,574)
	$390,116	$188,903	$98,530	$(351,769)	$325,780

Condensed Consolidating Statements of Operations (in thousands):

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
March 31, 2015	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$33,316	$26,141	$59,457
Operating costs and expenses:
Cost of services	—	14,130	19,719	33,849
Selling, general and administrative expenses	4,964	6,415	4,424	15,803
Provision for doubtful accounts	—	2,358	1,947	4,305
Intangible asset amortization expense	—	3,176	1,537	4,713
Management fees	1,431	2,720	(3,557)	594
Acquisition and business development costs	73	—	—	73
Change in fair value of contingent consideration	—	40	286	326
Total operating costs and expenses	6,468	28,839	24,356	59,663
Income (loss) from operations	(6,468)	4,477	1,785	(206)
Other expense:
Interest expense	(6,717)	(538)	(2,532)	(9,787)
Total other expense, net	(6,717)	(538)	(2,532)	(9,787)
Income (loss) before income taxes	(13,185)	3,939	(747)	(9,993)
Income tax benefit	—	130	(747)	(617)
Net income (loss)	$(13,185)	$3,809	$—	$(9,376)

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
March 31, 2014	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$31,488	$25,556	$57,044
Operating costs and expenses:
Cost of services	—	13,092	18,655	31,747
Selling, general and administrative expenses	5,254	5,802	4,148	15,204
Provision for doubtful accounts	—	1,637	2,086	3,723
Intangible asset amortization expense	—	2,886	1,543	4,429
Management fees	580	—	—	580
Acquisition and business development costs	146	—	—	146
Change in fair value of contingent consideration	—	2,908	(2,646)	262
Total operating costs and expenses	5,980	26,325	23,786	56,091
Income (loss) from operations	(5,980)	5,163	1,770	953
Other (expense) income:
Interest expense	(5,656)	(233)	(2,505)	(8,394)
Other income	—	7	—	7
Total other expense, net	(5,656)	(226)	(2,505)	(8,387)
Loss before income taxes	(11,636)	4,937	(735)	(7,434)
Income tax provision (benefit)	—	(126)	(735)	(861)
Net loss	$(11,636)	$5,063	$—	$(6,573)

Condensed Consolidating Statements of Cash Flows (in thousands):

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
March 31, 2015	Holdings, LLC	Guarantors	Subsidiaries	Total
Net income (loss)	$(13,185)	$3,809	$—	$(9,376)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	1,110	3,946	1,088	6,144
Changes in assets and liabilities	1,015	(7,812)	(1,104)	(7,901)
Net cash (used in) provided by operating activities	(11,060)	(57)	(16)	(11,133)
Net cash used in investing activities	(304)	(74)	—	(378)
Net cash provided by (used in) financing activities	(285)	(13)	—	(298)
Net increase (decrease) in cash	(11,649)	(144)	(16)	(11,809)
Cash and cash equivalents, beginning of period	26,209	192	21	26,422
Cash and cash equivalents, end of period	$14,560	$48	$5	$14,613

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
March 31, 2014	Holdings, LLC	Guarantors	Subsidiaries	Total
Net loss	$(11,636)	$5,063	$—	$(6,573)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	1,002	6,506	(1,839)	5,669
Changes in assets and liabilities	144	(11,371)	1,771	(9,456)
Net cash (used in) provided by operating activities	(10,490)	198	(68)	(10,360)
Net cash used in investing activities	(560)	(164)	—	(724)
Net cash provided by (used in) financing activities	12,436	(34)	—	12,402
Net decrease in cash	1,386	—	(68)	1,318
Cash and cash equivalents, beginning of period	1,200	—	207	1,407
Cash and cash equivalents, end of period	$2,586	$—	$139	$2,725

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Some of the statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, or that describe our plans, goals, intentions, objectives, strategies, expectations, beliefs and assumptions, are forward-looking statements. The words “believe,” “may,” “might,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “expect,” “project,” “plan,” “objective,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. We caution that the forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of known and unknown risks, uncertainties and assumptions that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Factors that could contribute to these differences include, among other things:

●	changes in medical treatment or reimbursement rates or utilization for our anatomic and clinical pathology markets;
●	changes in payor regulations, policies or payor mix;
●	changes in regulation or regulatory policies;
●	competition for our diagnostic services, including the internalization of testing functions and technologies by our clients;
●	the failure to successfully collect for our services;
●	payor efforts to reduce utilization and reimbursement rates;
●	changes in product mix;
●	failure to successfully integrate or fully realize the anticipated benefits from our acquisitions within the expected time frames;
●	the discovery of unknown or contingent liabilities from acquired businesses;
●	the failure of our acquired assets to generate the level of expected returns;
●	disruptions or failures of our IT solutions or infrastructure;
●	the failure to adequately safeguard data;
●	loss of key executives, pathologists and technical personnel;
●	growth in demand for our services that exceeds our ability to adequately scale our infrastructure;
●	a decline in our rate of strategic or organic growth;
●	the loss of in-network status, with or our inability to collect from, health care insurers;
●	the availability of additional capital resources;
●	increased competition in our industry or the failure to maintain relationships with clients, including referring physicians and hospitals, and with payors;
●	the protection of our intellectual property;
●	general economic, business or regulatory conditions affecting the health care and diagnostic testing services industries;
●	the introduction of new or failure of old technologies, products or tests;
●	federal or state health care reform initiatives;
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
●

the other risks and uncertainties discussed under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in other documents filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

On April 16, 2015 President Obama signed the Medicare and CHIP Reauthorization Act (MACRA), which had previously been passed by both houses of Congress.  MACRA repealed the provisions related to the Medicare SGR formula and implements a new physician payment system that is designed to reward the quality of care.  In addition, it extends the current Medicare Physician Fee Schedule rates through June 2015, and then increases them by 0.5 percent for the remainder of 2015.  Beginning on January 1, 2016, the rates will be increased annually by 0.5 percent, through 2019.  For 2020 through 2025 payments will be frozen, although payment will be adjusted to account for performance on certain quality metrics under the Merit-Based Incentive Payment Systems (MIPS) or to reflect physician participation in alternative payment models (APMs).  For 2026 and subsequent years, qualified APM participants receive an annual 0.75% update on Medicare physician payment rates, while those not participating receive a 0.25% annual payment update, plus any applicable MIPS-based payment adjustments.  At this time, it is too early to determine how these changes may impact our business beyond 2015.

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

In the 2015 Physician Fee Rule, CMS enacted additional payment changes.  Although it had indicated previously that it considered flow cytometry, a test that we commonly bill, to be potentially misvalued and therefore, overpaid, CMS did not change the payment for that code in the Final Rule.  CMS did, however, change how it pays for prostate biopsy codes, which is also a test that we bill relatively often, and stated that it did consider that code to be potentially misvalued.  In addition, it made substantial reductions in certain other codes, including the codes applicable to FISH (fluorescent in situ hybridization), which we also bill; however, our analysis suggests that those cuts will be offset by the increases in other codes, including CPT 88305, which is the most common code that we bill.  CMS also stated that it does not intend to implement the policy that it proposed in the 2014 Proposed Fee Schedule Rule that would have limited certain physician payments to the amounts paid in the hospital setting. Finally, CMS announced that it is withdrawing its authority to amend laboratory rates to reflect technological changes as mandated by PAMA. Overall, based on our historical product mix we expect the changes to have a net positive impact of about $700,000 on our 2015 revenues.  However, our product mix payor mix and volume may change and the actual impact of the changes to the 2015 Physician Fee Rule may vary significantly from our estimates.  This does not reflect any potential change that Congress might make in the future with regard to the conversion factor.

Results of Operations

The following table outlines our results of operations as a percentage of net revenue for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31,
	2015	2014
Net revenue	100.0%	100.0%
Operating costs and expenses:
Cost of services	56.9%	55.7%
Selling, general and administrative expenses	26.6%	26.6%
Provision for doubtful accounts	7.2%	6.5%
Intangible asset amortization expense	7.9%	7.8%
Management fees	1.0%	1.0%
Acquisition and business development costs	0.1%	0.2%
Change in fair value of contingent consideration	0.5%	0.5%
Total operating costs and expenses	100.3%	98.3%
Income (loss) from operations	-0.3%	1.7%
Other income (expense):
Interest expense	-16.5%	-14.7%
Other income / (expense)	0.0%	0.0%
Total other expense, net	-16.5%	-14.7%
Loss before income taxes	-16.8%	-13.0%
Income tax benefit	-1.0%	-1.5%
Net Loss	-15.8%	-11.5%

Comparison of the Three Months Ended March 31, 2015 and 2014

Net revenue

Net revenue for the quarter ended March 31, 2015 was $59.5 million on accession volume of 480,000, inclusive of $2.8 million of revenue and 25,000 accessions from labs acquired in 2014. Net revenue at existing labs decreased by 0.7 percent, or approximately $0.3 million, to approximately $56.7 million for the quarter ended March 31, 2015, compared to $57.0 million for the quarter ended March 31, 2014. Same lab accession volume decreased by 1.4 percent to 454,000 for the quarter ended March 31, 2015, compared to 461,000 for the quarter ended March 31, 2014, primarily related to client attrition. The decrease in volume for the quarter resulted in approximately $0.9 million lower net revenue. The average revenue per accession for the quarter ended March 31, 2015 increased by approximately 1.0%, to $125 for our existing labs, from approximately $124 in the quarter ended March 31, 2014, representing an increase of approximately $0.6 million in revenue. The increase in average revenue per accession and corresponding net revenue compared to the same quarter in 2014 was due primarily to changes in payor and product mix, approximately $0.2 million higher revenue from the Aurora Research Institute, which specializes in providing paraffin blocks and fresh tissue to pharmaceutical and research companies conducting research studies, and higher revenue from Medicare.

We have estimated the changes to the 2015 Physician Fee Schedule represent an increase to our annualized Medicare revenue of approximately $0.7 million. Furthermore, our average revenue per accession fluctuates as a result of changes in service mix, including the conversion of global fee arrangements to technical component (TC) or professional component (PC) arrangements and changes in test volume for women’s health pathology services and clinical tests. Women’s health services and clinical tests generally have lower revenue per accession and, therefore, may further decrease our average revenue per accession. Conversely, a higher volume of molecular testing may increase our average revenue per accession. In addition, our growth rates and average revenue per accession may be positively or negatively impacted by the reimbursement market and our service mix.

Effective January, 1, 2015, we adjusted the way we count our accession volume to better reflect our revenue per accession. Accession counts for all prior periods have been revised to reflect our current methodology.

Cost of services

Cost of services for the quarter ended March 31, 2015 was $33.8 million, including $1.8 million for labs acquired in 2014.  Cost of services at existing labs increased approximately $0.3 million, or 1.0 percent, to $32.0 million for the quarter ended March 31, 2015, from $31.7 million for the quarter ended March 31, 2014, primarily as a result of higher payroll for physicians and other healthcare professionals, tech processing and lab supplies costs partially offset by lower medical liability expense.

As a percentage of net revenue, cost of services was 56.9 percent for the quarter ended March 31, 2015, compared to 55.7 percent for the quarter ended March 31, 2014. Gross margin was 43.1 percent for the quarter ended March 31, 2015, compared to 44.3 percent for the quarter ended March 31, 2014. Cost of services and our related gross profit percentages may be positively or negatively impacted by market conditions and our service mix.

To better reflect their correlation to revenue, certain expenses in 2014 have been reclassified from selling, general and administrative to cost of services.

Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $0.6 million, or 3.9 percent, to $15.8 million for the quarter ended March 31, 2015 from $15.2 million for the quarter ended March 31, 2014. Compared to the corresponding period in the prior year, selling, general and administrative expenses at corporate increased by approximately $0.1 million primarily due to travel expenses for management meetings held during the quarter ended March 31, 2015, partially offset by lower insurance costs. Selling, general and administrative expenses at our labs for the quarter ended March 31, 2015, compared to the quarter ended March 31, 2014, increased by approximately $0.5 million related to the operation of labs acquired in 2014.

As a percentage of net revenue, selling, general and administrative expenses were approximately 26.6 percent for the quarters ended March 31, 2015 and March 31, 2014.

Provision for doubtful accounts

Our provision for doubtful accounts increased approximately $0.6 million, or 15.6 percent, to $4.3 million for the quarter ended March 31, 2015, from $3.7 million for the quarter ended March 31, 2014. As a percentage of net revenue, the provision for doubtful accounts increased to 7.2 percent for the quarter ended March 31, 2015, compared to 6.5 percent for the quarter ended March 31, 2014. The increase in the provision for doubtful accounts corresponds to an increased proportion of our accounts receivable from patients.

The Company’s consolidated provision for doubtful accounts could be positively or negatively impacted by various factors including, among other things, changes in payor mix and the provision for doubtful accounts for laboratories that we acquire.

Intangible asset amortization expense

Amortization expense increased to $4.7 million for the quarter ended March 31, 2015, from $4.4 million for the quarter ended March 31, 2014, as a result of amortization of finite lived intangible assets recorded in 2014 acquisitions.  We generally amortize our intangible assets over lives ranging from 3 to 15 years.

Management fees

Management fees were approximately $0.6 million for each of the quarters ended March 31, 2015 and 2014. Management fees are based on 1.0 percent of net revenue plus expenses.

Acquisition and business development costs

Transaction costs associated with our completed acquisitions and business development costs related to our prospecting and acquisition activity was approximately $0.1 million for each of the quarters ended March 31, 2015 and March 31, 2014.

Change in fair value of contingent consideration

For each of the quarters ended March 31, 2015 and March 31, 2014 we recorded non-cash expense of $0.3 million for changes in the fair value of contingent consideration issued in connection with our acquisitions.  The change in fair value of contingent consideration results from revisions in our projections to reflect recent results, as well as other variables such as the discount rate, the valuation date and actual payments made.

Interest expense

Interest expense increased by approximately $1.4 million, to $9.8 million for the quarter ended March 31, 2015, compared to $8.4 million for the quarter ended March 31, 2014. The increase in interest expense resulted from approximately $39 million higher average debt balances as well as the higher interest rates applicable under our new credit facility entered into on July 31, 2014.

Provision for income taxes

We are a Delaware limited liability company for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Diagnostics Holdings, LLC in accordance with the terms of the Aurora Diagnostics Holdings, LLC Limited Liability Company Agreement. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The benefit from federal and state income taxes for these subsidiaries, as reflected in our condensed consolidated financial statements, amounted to $0.6 million for the quarter ended March 31, 2015, compared to $0.9 million for the quarter ended March 31, 2014.

Liquidity and Capital Resources

Since inception, we have primarily financed operations through capital contributions from our equityholders, long term debt financing and cash flow from operations. We require significant cash flow to service our debt obligations. The reductions in Medicare reimbursement for 2013 and 2014, and the corresponding reduction in reimbursement from non-governmental payors, have had a significant negative impact on our cash flows. As of March 31, 2015, we had $30.0 million available under our revolving credit facility for general operations. Our management believes our cash and cash equivalents, together with cash from operations and the amount available under our revolving credit facility, will be sufficient to fund our working capital requirements through 2015. In order to access the amounts available under our revolving credit facility, we must meet the financial tests and ratios contained in our senior secured credit facility. Our management currently expects to meet these financial tests and ratios at least through the end of 2015. We may undertake acquisitions which our management believes would add to earnings and performance with respect to the credit facility covenants.  Nonetheless, we may not achieve all of our business goals and objectives and events beyond our control could affect our ability to meet these financial tests and ratios and limit our ability to access the amounts otherwise available under our revolving credit facility.

On December 20, 2010, we issued $200.0 million in unsecured senior notes that mature on January 15, 2018, which we refer to as the Senior Notes. The Senior Notes bear interest at an annual rate of 10.75 percent, which is payable each January 15 and July 15. In accordance with the indenture governing the Senior Notes, we are subject to certain limitations on issuing additional debt and are required to submit quarterly and annual financial reports to the holders of our Senior Notes. The Senior Notes are currently redeemable at our option at 105.375 percent of par, plus accrued interest. The redemption price decreases to 102.688 percent of par on January 15, 2016 and to 100 percent of par on January 15, 2017. The Senior Notes rank equally in right of repayment with all of our other senior indebtedness but are subordinated to our secured indebtedness to the extent of the value of the assets securing that indebtedness.

On July 31, 2014 we entered into a new $220.0 million credit facility with Cerberus Business Finance, LLC, which we refer to as the New Credit Facility.  The New Credit Facility included a $165.0 million initial term loan, $30.0 million revolving credit line and $25.0 million delayed draw term loan.  The delayed draw term loan facility is available through July 31, 2015 to pay the consideration for acquisitions, as permitted under the New Credit Facility, including acquisition related fees and expenses.

Each of the term loan, revolving credit line and delayed draw term loan under the New Credit Facility has a maturity of five years but is subject to a maturity date of October 14, 2017 if our Senior Notes are not refinanced or their maturity is not extended prior to such date.  Under the outstanding term loans, quarterly principal repayments of $0.5 million are due commencing on September 30, 2015 through December 31, 2016.  Quarterly principal repayments increase to $0.9 million on March 31, 2017 through June 30, 2018 and to $1.3 million on September 30, 2018 and each quarter end thereafter, with the balance due at maturity. As of March 31, 2015, the balance outstanding under the term loan facility was $165.0 million and the balance outstanding under the delayed draw term loan facility was $9.7 million. As of March 31, 2015, no amounts were outstanding and we had $30.0 million available under our revolving credit facility.

The proceeds under the New Credit Facility were reduced by discounts of $5.1 million.  We used $145.6 million of the $165.0 million proceeds to retire then outstanding revolving credit facility due May 2015 and term loan facility due May 2016, including accrued interest and fees. Additionally, we used $3.9 million of the proceeds to pay issuance costs in connection with the New Credit Facility.  The remaining $10.4 million balance of the proceeds under the New Credit Facility initial term loan and the funds available under the $30.0 million revolving credit line are intended to be used to execute future acquisitions and for the Company’s general working capital and operational needs.

Prior to the second amendment executed on April 10, 2015 discussed below, at our option, interest under the New Credit Facility was LIBOR, with a 1.25% floor, plus 7%, or at a base rate, with a 2.25% floor, plus 6%. The New Credit Facility is secured by essentially all of our assets and unconditionally guaranteed by us and certain of our existing and subsequently acquired or organized domestic subsidiaries and is subject to certain financial covenants.

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

On March 31, 2015, we entered into a waiver with the lenders under our New Credit Facility under which the lenders agreed to waive any default arising from our failure to provide certain financial reporting, including our audited 2014 financial statements.  We were unable to file our Annual Report on Form 10-K for the year ended December 31, 2014 by the March 31, 2015 deadline as a result of the resignation of our auditors for independence issues.  We cured the related default under the New Credit Facility on June 4, 2015 with the filing of the Annual Report on Form 10-K for the year ended December 31, 2014. Also in connection with the inability to file our Annual Report on Form 10-K by the March 31, 2015 deadline, we received a notice of default from the trustee of our Senior Notes. The default under our Senior Notes was cured on June 4, 2015, when we filed our Annual Report on Form 10-K for the year ended December 31, 2014.

On May 26, 2015 we received a notice of default from the trustee of the Senior Notes in connection with our inability to file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 by the May 15, 2015 deadline. This default under our Senior Notes was cured with the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Contingent consideration for acquisitions

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

As of March 31, 2015, the fair value of contingent consideration was $9.4 million, representing the present value of approximately $11.4 million in estimated future payments through 2018. We made no contingent note payments for the three months ended March 31, 2015 or March 31, 2014.

Cash and Working Capital

As of March 31, 2015, we had cash and cash equivalents of $14.6 million and working capital of $14.1 million. Our primary uses of cash are to fund our operations, service debt, including payments due under our contingent notes, make acquisitions and purchase property and equipment. Cash used to fund our operations excludes the impact of non-cash items, such as the allowance for doubtful accounts, depreciation, impairments of goodwill and other intangible assets, changes in the fair value of the contingent consideration and non-cash stock-based compensation, and is impacted by the timing of our payments of accounts payable and accrued expenses and collections of accounts receivable.

We require significant cash flow to service our existing debt obligations. The reductions in Medicare reimbursement for 2013 and 2014, and the corresponding reduction in reimbursement from non-governmental payors, have had a significant negative impact on our free cash flows. We believe our current cash and cash equivalents, together with cash from operations and the $30.0 million available under our New Credit Facility, will be sufficient to fund our working capital requirements through March 31, 2016.

Cash flows for operating activities

Net cash used in operating activities during the three months ended March 31, 2015 was $11.1 million compared to $10.4 million during the three months ended March 31, 2014. Net cash used in operating activities for the three months ended March 31, 2015 reflected a net loss of $9.4 million and certain adjustments for non-cash items, including $5.8 million of depreciation and amortization, $0.7 million of amortization of original issue discount and debt issue costs, $0.8 million of deferred taxes, $58,000 of equity compensation costs and a $0.3 million non-cash charge for the change in fair value of contingent consideration. Net cash used in operating activities for the three months ended March 31, 2015 also reflected increases and decreases in working capital, including a $1.4 million increase in accounts receivable, a $0.2 million decrease in prepaid expenses, a $5.5 million decrease in accrued interest, a $1.5 million decrease in accounts payable, accrued expenses and other current liabilities and a $0.3 million increase in accrued compensation. As of March 31, 2015 our DSO (Days Sales Outstanding) was 46 days, which was up from 44 days as of December 31, 2014.  Various factors contributed to the increase in DSOs, including increased patient receivables, a billing system conversion at one of our labs, new codes for 2015 not recognized by one of our commercial payors and a temporary system issue for Medicare billing.  The Medicare billing issue and the codes that were not recognized by a commercial payor were resolved in April 2015.

Cash flows for investing activities

Net cash used in investing activities during the three months ended March 31, 2015 was $0.4 million compared to $0.7 million during the three months ended March 31, 2014. Net cash used in investing activities during the three months ended March 31, 2015 primarily consisted of $0.4 million of purchases of property and equipment.

Cash flows for financing activities

Net cash used in financing activities for the three months ended March 31, 2015 was $0.3 million compared to $12.4 million cash provided by financing activities for the three months ended March 31, 2014. For the three months ended March 31, 2015, we paid approximately $0.3 million owed under a subordinated note payable.

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

Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as a substitute for measures of our financial performance as determined in accordance with GAAP, such as net income and operating income. Because other companies may calculate Adjusted EBITDA differently than we do, Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA has other limitations as an analytical tool when compared to the use of net income, which we believe is the most directly comparable GAAP financial measure, including:

●	Adjusted EBITDA does not reflect the provision of income tax expense in our various jurisdictions;
●	Adjusted EBITDA does not reflect the interest expense we incur;
●	Adjusted EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;
●	Adjusted EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and
●	Adjusted EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2015 (D)	2014 (D)
Net loss	$(9,376)	$(6,573)
Interest expense, net	9,787	8,394
Income taxes	(617)	(861)
Depreciation and amortization	5,796	5,553
EBITDA	5,590	6,513
Management fees (A)	594	580
Change in fair value of contingent consideration (B)	326	262
Other charges (C)	131	269
Adjusted EBITDA, as defined	$6,641	$7,624

(A)	In accordance with our credit facility and the indenture governing our Senior Notes, management fees payable to affiliates are excluded from Adjusted EBITDA.
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
(D)

The Adjusted EBITDA for the three months ended March 31, 2015 does not reflect adjustments to add back $0.8 million of other amounts as prescribed by our Credit Facility and the indenture governing our Senior Notes, including pro forma adjustments related to our acquisitions in 2014.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

During the three months ended March 31, 2015, there were no material changes in our commitments or contractual liabilities outside of the ordinary course of business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risks results primarily from fluctuations in interest rates. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, in light of the material weakness noted below, the Company’s disclosure controls and procedures, as defined by Rule 15d-15(e) under the Exchange Act, were not effective as of March 31, 2015.

The Company assessed the impact of the material weakness to the consolidated financial statements to ensure they were prepared in accordance with U.S. generally accepted accounting principles and present fairly the financial results of operations as of and for the three months ended March 31, 2015. Based on management’s additional procedures and assessment, management concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material aspects, the Company’s financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

As further described in our Annual Report on Form 10-K for the year ended December, 31, 2014, the Company identified a material weakness with respect to its internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that the Company did not perform sufficient analysis to ensure that accounts receivable balances were reported at reasonable, realizable collectible amounts. This material weakness affected the establishment of accounts receivable related to the reserve for contractual adjustments. This reserve could have potentially resulted in a material misstatement of the financial statements.

During the fiscal quarter ended March 31, 2015 the Company implemented a remediation plan (the “Remediation Plan”) to remediate the material weakness that existed in the Company’s internal control over financial reporting and its disclosure controls and procedures. The Remediation Plan includes the following:

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which could materially affect our business, financial condition, or results of operations. The risks described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2014 and in this Quarterly Report are not the only risks that we face. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or results of operations. There have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

AURORA DIAGNOSTICS HOLDINGS, LLC

Date:	June 18, 2015	By:	/s/ Michael C. Grattendick
Michael C. Grattendick
Vice President, Controller, and Treasurer
(Principal Financial Officer and Duly Authorized Officer)