Form 10-Q
period 2015-06-30
AURORA DIAGNOSTICS HOLDINGS LLC
filed 2015-08-14
CIK 1367832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act).

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2015	2014
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$21,128	$26,422
Accounts receivable, net	29,233	29,309
Prepaid expenses and other assets	3,345	3,676
Prepaid income taxes	1,546	1,167
Deferred tax assets	654	666
Total current assets	55,906	61,240
Property and equipment, net	8,446	9,323
Other Assets:
Deferred debt issue costs, net	7,123	7,203
Deposits and other noncurrent assets	596	637
Goodwill	138,133	177,774
Intangible assets, net	60,242	69,603
	206,094	255,217
	$270,446	$325,780
Liabilities and Members' Deficit
Current Liabilities
Current portion of long-term debt	$2,150	$1,633
Current portion of fair value of contingent consideration	4,248	4,284
Accounts payable, accrued expenses and other current liabilities	16,760	16,674
Accrued compensation	8,469	6,518
Accrued interest	13,840	13,626
Total current liabilities	45,467	42,735
Long-term debt, net of current portion	368,709	369,214
Deferred tax liabilities	7,976	9,115
Accrued management fees, related party	7,235	6,018
Fair value of contingent consideration, net of current portion	3,962	4,766
Other liabilities	1,222	1,506
Members' Deficit	(164,125)	(107,574)
	$270,446	$325,780

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2015 and 2014

Unaudited

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenue	$64,582	$60,785	$124,039	$117,829
Operating costs and expenses:
Cost of services	35,390	32,480	69,239	64,227
Selling, general and administrative expenses	16,945	14,486	32,748	29,690
Provision for doubtful accounts	4,198	4,012	8,503	7,735
Intangible asset amortization expense	4,648	4,430	9,361	8,859
Management fees, related party	623	608	1,217	1,188
Impairment of goodwill	39,641	—	39,641	—
Acquisition and business development costs	324	295	397	441
Change in fair value of contingent consideration	180	(804)	506	(542)
Total operating costs and expenses	101,949	55,507	161,612	111,598
Income (loss) from operations	(37,367)	5,278	(37,573)	6,231
Other income (expense):
Interest expense	(10,157)	(8,379)	(19,944)	(16,773)
Other income	6	7	6	14
Total other expense, net	(10,151)	(8,372)	(19,938)	(16,759)
Loss before income taxes	(47,518)	(3,094)	(57,511)	(10,528)
Income tax benefit	(205)	(170)	(822)	(1,031)
Net loss	$(47,313)	$(2,924)	$(56,689)	$(9,497)

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2015 and 2014

Unaudited

(in thousands)

	2015	2014
Cash Flows From Operating Activities
Net loss	$(56,689)	$(9,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,487	11,088
Amortization of deferred debt issue costs	1,012	981
Amortization of original issue discount on debt	537	221
Deferred income taxes	(1,046)	(1,032)
Equity compensation costs	138	249
Change in fair value of contingent consideration	506	(542)
Impairment of goodwill	39,641	—
Gain on disposal of property	—	(14)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	76	(4,561)
Prepaid expenses and other assets	(48)	419
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	987	986
Accrued compensation	1,951	(701)
Accrued interest	214	8
Net cash used in operating activities	(1,234)	(2,395)
Cash Flows From Investing Activities
Purchases of property and equipment	(1,234)	(1,298)
(Increase) decrease in deposits and other noncurrent assets	(40)	1
Contingent note repayments	—	1,213
Payment of contingent notes	(1,346)	(1,490)
Businesses acquired, net of cash acquired	—	(5,530)
Net cash used in investing activities	(2,620)	(7,104)
Cash Flows From Financing Activities
Payments of capital lease obligations	(40)	(65)
Payments of subordinated notes payable	(500)	(500)
Net borrowings under revolver	—	10,800
Payment of debt issuance costs	(900)	(732)
Net cash (used in) provided by financing activities	(1,440)	9,503
Net (decrease) increase in cash and cash equivalents	(5,294)	4
Cash and cash equivalents, beginning of period	26,422	1,407
Cash and cash equivalents, ending of period	$21,128	$1,411

(Continued)

 Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Cash Flows - (Continued)

Six Months Ended June 30, 2015 and 2014

Unaudited

(in thousands)

	2015	2014
Supplemental Disclosures of Cash Flow Information
Cash interest payments	$13,777	$15,501
Cash tax payments	$658	$110

Supplemental Schedule of Noncash Investing and Financing Activities
Fair value of contingent consideration issued in acquisitions	$—	$560
Capital lease obligations	$15	$10

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1.	Nature of Business and Significant Accounting Policies

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

The accompanying consolidated balance sheet as of December 31, 2014, which was derived from the audited consolidated financial statements as of December 31, 2014 of Aurora Diagnostics Holdings, LLC, and the accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2015 and 2014 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2015.

Working Capital

The Company requires significant cash flow to service its debt obligations.  The reductions in Medicare reimbursement for 2013 and 2014, and the corresponding reduction in reimbursement from non-governmental payors, have had a significant negative impact on the Company’s cash flows. As of June 30, 2015, the Company had $30.0 million available under its revolving credit facility for general operations. The Company may undertake acquisitions which it believes would add to earnings and performance with respect to the credit facility covenants.  Nonetheless, the Company may not achieve all of its business goals and objectives and events beyond its control could affect its ability to meet these financial tests and ratios and limit its ability to access the amounts otherwise available under its Company’s revolving credit facility.

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

Deferred debt issue costs

In connection with the $220.0 million New Credit Facility entered into on July 31, 2014, as further described in Note 6, the Company incurred $4.8 million of direct costs, which were deferred and are being amortized to interest expense using the effective interest method over the term of the New Credit Facility, which has a maturity of five years, or earlier under certain circumstances.  At closing on July 31, 2014, the Company used a portion of the proceeds from the New Credit Facility to retire its previous credit facility and recorded a non-cash charge of $1.6 million to write off the unamortized balance of the deferred issuance costs related to the previous credit facility and a non-cash loss on extinguishment of debt of $0.8 million for the related original issue discount.  During the six months ended June 30, 2015 the Company incurred an additional $0.9 million of direct costs related to the $40 million delayed draw term loan B facility, added under the second amendment to the New Credit Facility, which were deferred and are being amortized to interest expense using the effective interest method over the remaining term of the New Credit Facility.

Recent Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which will replace numerous requirements in U.S. GAAP and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for interim and annual reporting periods beginning after December 15, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures.

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

In May 2015, the FASB issued ASU 2015-08, “'Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” The amendments in ASU 2015-08 amend various SEC paragraphs included in the FASB’s Accounting Standards Codification (the “Codification”) to reflect the issuance of Staff Accounting Bulletin No. 115, which rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting,” which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in the update are effective upon issuance, and the Company adopted the amendments in ASU 2015-08, effective May 8, 2015. The adoption of ASU 2015-08 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2015, the FASB issued ASU 2015-10, “Technical Corrections and Improvements.” ASU 2015-10 covers a wide range of Topics in the Codification. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost on most entities. Transition guidance varies based on the amendments. The amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments were effective upon issuance. The Company has adopted ASU 2015-10, and the adoption did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

Pro-forma information (unaudited)

The accompanying condensed consolidated financial statements include the results of operations of the acquisitions from the date acquired through June 30, 2015.  The 2014 acquisitions contributed $3.4 million and $6.2 million of revenue for the three and six months ended June 30, 2015, respectively, and $0.7 million and $0.8 million of net income for the three months and six months ended June 30, 2015, respectively.

The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the 2014 acquisitions for the three and six months ended June 30, 2014, after giving effect to amortization, depreciation, interest, income tax, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 2014.  Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2014 acquisitions and does not include operational or other changes which might have been effected by the Company.  The unaudited pro forma information for the three and six months ended June 30, 2014 presented below is for illustrative purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Net revenue	$63,932	$124,123
Net loss	$(2,279)	$(8,208)

Subsequent Acquisition

On July 15, 2015, the Company acquired the assets of two pathology practices and a billing service, all located in Texas.  The Company paid a total of $8.6 million at closing and issued contingent notes payable over six years.  Payments under the contingent notes will be paid annually, up to a maximum of $8.5 million, subject to the retention of certain key facility contracts. The Company used the available cash under its $25.0 million delayed draw term loan to pay the $8.6 million cash portion of the purchase price for the acquisition. The Company is in the process of allocating the purchase price to the assets acquired.

Note 3.	Accounts Receivable

Accounts receivable consist of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Accounts Receivable	$45,190	$44,394
Less: Allowance for doubtful accounts	(15,957)	(15,085)
Accounts receivable, net	$29,233	$29,309

Note 4.	Goodwill and Intangible Assets

The following table presents adjustments to goodwill during the six months ended June 30, 2015 and the year ended December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Goodwill, beginning of period	$177,774	$193,992
Acquisitions	—	11,123
Goodwill impairment	(39,641)	(27,341)
Goodwill, end of period	$138,133	$177,774

The Company’s balances for intangible assets as of June 30, 2015 and December 31, 2014 and the related accumulated amortization are set forth in the table below (in thousands):

		Weighted Average	June 30, 2015
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	8	$130,630	$(91,602)	$39,028
Health care facility agreements	15	15	29,240	(8,817)	20,423
Noncompete agreements	3 – 5	5	5,049	(4,258)	791
Total intangible assets			$164,919	$(104,677)	$60,242

		Weighted Average	December 31, 2014
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	8	$130,630	$(83,634)	$46,996
Health care facility agreements	15	15	29,240	(7,684)	21,556
Noncompete agreements	3 – 5	4	5,049	(3,998)	1,051
Total intangible assets			$164,919	$(95,316)	$69,603

For the six months ended June 30, 2015 and 2014, the Company recorded amortization expense of $9.4 million and $8.9 million, respectively, related to its intangible assets. As of June 30, 2015, estimated future amortization expense is as follows (in thousands):

Year Ending December 31,
Remainder of 2015	$9,260
2016	18,171
2017	12,536
2018	5,131
2019	3,302
Thereafter	11,842
$60,242

Impairment of Goodwill and Other Intangible Assets

During the three months ended June 30, 2015, the Company identified indications of impairment at two of its reporting units. One of the reporting units exhibited lower margins and both of the reporting units experienced lower volume as a result of competition to such an extent as to indicate potential impairment. Regarding these reporting units, the Company believes the reduction in volume due to attrition in the client base resulted in reductions in the fair values of the reporting units below their carrying values.

As of June 30, 2015, the Company tested goodwill for impairment at these two reporting units and recorded non-cash impairment charges of $39.6 million to write down the carrying value of goodwill. As of June 30, 2015 and December 31, 2014, the Company had accumulated impairment charges related to goodwill of $287.5 million and $247.9 million, respectively.

To estimate the fair value of these two reporting units, the Company utilized a discounted cash flow model as the primary approach to value, supported by a market approach guideline public company method (the “GPC Method”) which was used as a reasonableness test. The discounted cash flows approach provides reasonable estimates of the fair value of the reporting units because it utilizes each unit’s actual results and reasonable estimates of future performance.  Furthermore, it takes into consideration a number of other factors deemed relevant by management, including but not limited to, expected future market revenue growth and operating profit margins. The Company has consistently used these approaches in determining the value of goodwill. The Company considers the GPC Method as an adequate reasonableness test which utilizes market multiples of industry participants to corroborate the discounted cash flow analysis. The Company believes this methodology is consistent with the approach that any strategic market participant would utilize if they were to value one of the Company’s reporting units.

The following assumptions were made by management in determining the fair value of the reporting units and related intangibles as of June 30, 2015: (a) the discount rates were 14.1 percent and 15.3 percent, based on relative size and perceived risk of the reporting unit; and (b) an average compound annual growth rate (CAGR) of 1.6 percent and 2.0 percent during the five year forecast period. These assumptions are based on both the actual historical performance of the reporting units and management’s estimates of future performance of the reporting units.

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

Note 5.	Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities as of June 30, 2015 and December 31, 2014 consist of the following (in thousands):

	June 30,	December 31,
	2015	2014
Accounts payable	$7,690	$6,581
Reserve for medical claims	1,994	3,176
Other accrued expenses	7,076	6,917
	$16,760	$16,674

Note 6.	Long-Term Debt

On December 20, 2010, the Company issued $200.0 million in unsecured senior notes that mature on January 15, 2018, which are referred to as the Senior Notes. The Senior Notes bear interest at an annual rate of 10.75 percent, which is payable each January 15 and July 15. In accordance with the Senior Notes indenture, the Company is subject to certain limitations on issuing additional debt and is required to submit quarterly and annual financial reports. The Senior Notes are currently redeemable at the Company’s option at 105.375 percent of par, plus accrued interest. The redemption price decreases to 102.688 percent of par on January 15, 2016 and to 100 percent of par on January 15, 2017.  The Senior Notes rank equally in right of repayment with all of the Company’s other senior indebtedness, but are subordinated to the Company’s secured indebtedness to the extent of the value of the assets securing that indebtedness.

On May 26, 2010, the Company entered into a $335.0 million credit facility with Barclays Bank PLC and certain other lenders. This credit facility, which was collateralized by substantially all of the Company’s assets and guaranteed by all of the Company’s subsidiaries, included a $225.0 million senior secured first lien term loan facility that was scheduled to mature May 2016. The credit facility also included a $110.0 million senior secured first lien revolving credit facility that was scheduled to mature May 2015. In connection with the issuance of the Senior Notes the Barclays credit facility was amended and restated on December 20, 2010.

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

Each of the term loan, revolving credit line and delayed draw term loan under the New Credit Facility has a maturity of five years but is subject to a maturity date of October 14, 2017 if the Company’s Senior Notes are not refinanced or their maturity is not extended prior to such date.  Under the outstanding term loans, quarterly principal repayments of $0.5 million are due commencing on September 30, 2015 through December 31, 2016.  Quarterly principal repayments increase to $0.9 million on March 31, 2017 through June 30, 2018 and to $1.3 million on September 30, 2018 and each quarter end thereafter, with the balance due at maturity. As of June 30, 2015, the balance outstanding under the term loan facility was $165.0 million and the balance outstanding under the delayed draw term loan facility was $9.7 million. As of June 30, 2015, no amounts were outstanding and the Company had $30.0 million available under its revolving credit facility.

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

On April 10, 2015, the Company entered into a second amendment to the New Credit Facility. The second amendment to the New Credit Facility added a $40 million delayed draw term loan B facility which is available through April 10, 2016 to pay consideration for acquisitions, as permitted under the New Credit Facility, including acquisition related fees and expenses. The second amendment also increased the interest rate under the New Credit Facility to LIBOR, with a 1.25% floor, plus 7.125%, or to the base rate, with a 2.25% floor, plus 6.125%. The New Senior Secured Credit Facility is subject to a 2.25% per annum fee on the undrawn amount thereof, payable quarterly in arrears.

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

On March 31, 2015, the Company entered into a waiver with the lenders under its New Credit Facility under which the lenders have agreed to waive any default arising from the failure of the Company to provide certain financial reporting, including its audited 2014 consolidated financial statements.  The Company was unable to file its Annual Report on Form 10-K by the March 31, 2015 deadline as a result of the March 26, 2015 resignation of its former auditors for independence issues. The Company cured the related default under the New Credit Facility on June 4, 2015 with the filing of the Annual Report on Form 10-K for the year ended December 31, 2014. The waiver would have expired upon the earlier of June 15, 2015 or the occurrence of an event of default under the Company’s Senior Notes, as defined in the indenture. Also in connection with the inability to file the Annual Report on Form 10-K by the March 31, 2015 deadline, the Company received a notice of default from the trustee of the Senior Notes. The default under the Company’s Senior Notes was cured on June 4, 2015, with the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

On May 26, 2015, the Company received a notice of default from the trustee of the Senior Notes in connection with the Company’s inability to file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 by the May 15, 2015 deadline. The Company cured the related default under the New Credit Facility on June 18, 2015 with the filing of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

In connection with the final settlement of one of its contingent notes, effective June 26, 2013, the Company agreed to pay $2.0 million in 24 equal monthly installments, plus 8 percent interest on the unpaid balance, through June 2015.   As of December 31, 2014, the unpaid principal balance under this subordinated note was $0.5 million. As of June 30, 2015, this subordinated note was fully repaid.

Note 6.	Long-Term Debt (Continued)

Long-term debt consists of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Senior Notes	$200,000	$200,000
Initial term loan	165,000	165,000
Delayed draw term loan (original)	9,700	9,700
Notes payable	200	700
Capital lease obligations	171	195
	375,071	375,595
Less:
Original issue discount, net	(4,212)	(4,748)
Current portion	(2,150)	(1,633)
Long-term debt, net of current portion	$368,709	$369,214

As of June 30, 2015, estimated future debt principal payments are as follows (in thousands):

Year Ending December 31,
Remainder of 2015	$1,111
2016	2,148
2017	3,608
2018	204,254
2019	163,950
$375,071

In connection with the acquisition consummated by the Company on July 15, 2015, the Company borrowed the remaining $15.3 million available under the delayed draw term loan.  The amount borrowed exceeded the total paid by the Company for eligible acquisitions, inclusive of related expenses, by $5.4 million. On July 14, 2015, the Company entered into a third amendment to its New Credit Facility.  The third amendment extended the remaining $5.4 million availability under the $25.0 million delayed draw term loan from July 31, 2015, to September 12, 2015.  As such, the Company is required under the third amendment to repay the portion, if any, of the remaining $5.4 million not used for acquisitions by September 12, 2015.

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

In April 2014 the sellers in one of our acquisitions repaid $1.2 million to the Company in final settlement of their contingent notes.   The Company also assumed approximately $0.1 million of liabilities and recorded a $1.1 million net gain as part of the change in fair value of contingent consideration in its condensed consolidated statement of operations for the quarter ended June 30, 2014.

Certain sellers have asserted the Company owes an aggregate of $2.7 million in excess of its calculations.  The Company’s management believes its calculations are correct, but at this time cannot estimate what additional amount, if any, will ultimately be paid in connection with these contingent notes.

The Company made payments under contingent notes of $1.3 million during the three and six months ended June 30, 2015 and $1.5 million during the three and six months ended June 30, 2014. The total fair value of the contingent consideration reflected in the accompanying condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 is $8.2 million and $9.1 million, respectively.

Note 8.	Related Party Transactions

Acquisition Target Consulting Agreement

The Company has a professional services agreement with an entity owned by two of the Company’s members.  Under this agreement, the entity provides certain acquisition target identification consulting services to the Company. In exchange for these services the Company pays to the entity a monthly retainer of $12,000, plus reimbursable expenses. The entity also earns a success fee of $65,000 for each identified acquisition consummated by the Company. The entity also will be paid a fee of 8 percent of revenue for certain new business development efforts as outlined in the professional services agreement. The Company paid the entity a total of $39,000 and $0.2 million during the three months ended June 30, 2015 and June 30, 2014, respectively, and $77,000 and $0.2 million during the six months ended June 30, 2015 and June 30, 2014, respectively. As of both June 30, 2015 and December 31, 2014, the Company owed the entity $13,000 under this arrangement.

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

In connection with the third amendment to the Company’s previous credit facility in April 2013, the Company agreed to not make any payments of management or similar fees until payment in full of all loans under the credit facility, provided that such management fees shall continue to accrue. Management fees to the Company’s members up to 1 percent of net revenue are permitted under the New Credit Facility and the Company continues to accrue management fees.  However, the Company expects to pay no management fees through June 30, 2016. As of June 30, 2015 and December 31, 2014, $7.2 million and $6.0 million, respectively, of these management fees are reflected in long-term liabilities in the accompanying condensed consolidated balance sheets. The condensed consolidated statements of operations include management fees of $0.6 million for each of the three month periods ended June 30, 2015 and 2014, and $1.2 million for each of the six month periods ended June 30, 2015 and 2014. The Company paid no management fees related to these management services agreements during the three month periods ended June 30, 2015 and 2014.

Facilities Lease Agreements

The Company currently leases five of its facilities from entities owned by physician employees or affiliated physicians who are also former owners of the acquired practices. The leases provide for monthly aggregate base payments of approximately $80,000 and expire in December 2015, April 2017, December 2019, October 2020 and June 2022. Rent paid to the related entities was $0.3 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively.

Executive Management Agreement

On March 12, 2013, Daniel D. Crowley was appointed as the Chief Executive Officer and President of the Company. In connection with the appointment of Mr. Crowley, the Company entered into an agreement with Dynamic Healthcare Solutions (“DHS”), of which Mr. Crowley is the founder and a principal. Pursuant to the agreement, the Company pays DHS a monthly fee of $100,000, plus reasonable out of pocket expenses and hourly fees for DHS staff (other than Mr. Crowley) that provide services under the agreement. The agreement may be terminated by the Company with thirty days notice, subject to the payment of termination fees in certain circumstances as prescribed in the agreement. In addition, the agreement requires the Company to pay DHS a success fee in the event that a change of control of the Company occurs at any time during the term of the agreement or the one-year period following the termination of the agreement. The amount of the success fee would be based on the valuation of the Company at the time of the change of control. Other than the agreement with DHS, Mr. Crowley does not receive any direct or indirect compensation or benefits from the Company. The Company paid $0.8 million and $0.7 million to DHS during the three months ended June 30, 2015 and 2014, respectively, and $1.6 million and $1.2 million during the six months ended June 30, 2015 and 2014, respectively.  A retainer of $0.2 million is included in deposits and other non-current assets as of June 30, 2015 and December 31, 2014.

Note 8.	Related Party Transactions (Continued)

Healthcare Administration Services

Effective December 1, 2013 the Company entered into an agreement with HealthSmart Benefit Solutions, Inc. (“HBS”), of which Mr. Crowley served as the Executive Chairman and President through July 2014. Pursuant to the agreement, the Company paid fees to HBS of approximately $20,000 per month to process claims under its self-insured health benefits plan and to perform other health plan related services. Premiums for the Company’s stop loss coverage are collected by HBS and remitted to the coverage provider.  Effective June 1, 2015, the Company transitioned the administration of its health plan benefits to another provider, however HBS will continue to process claims through May 31, 2016, for dates of service prior to June 1, 2015. The Company paid, inclusive of the stop loss premiums, to HBS $0.7 million and $0.2 million, during the three months ended June 30, 2015 and 2014, respectively, and $1.2 million and $0.4 million during the six months ended June 30, 2015 and 2014, respectively.  No balance was owed by the Company to HBS as of June 30, 2015 and December 31, 2014.

Acquisition Consulting Services

The Company has engaged Crowley Corporate Legal Strategy (“CCLS”), on an as needed basis, to provide acquisition consulting services.  Matt Crowley is a principal of CCLS and son of Daniel D. Crowley, the Company’s Chief Executive Officer. The Company paid to CCLS $32,000 and $33,000, during the three months ended June 30, 2015 and 2014, respectively, and $46,000 and $51,000 during the six months ended June 30, 2015 and 2014, respectively.

Note 9.	Equity-Based Compensation

On July 6, 2011, the Company adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan for the grant of options to purchase units of Aurora Diagnostics Holdings, LLC to employees, officers, managers, consultants and advisors of the Company and its affiliates. As of June 30, 2015, the Company has authorized the grant of up to 1,931,129 options and reserved the equivalent number of units for issuance upon the future exercise of awards pursuant to the plan. As of June 30, 2015, 1,603,500 options were outstanding and an additional 327,629 options were available for grant. Out of the total 1,603,500 options outstanding as of June 30, 2015, 522,221 were vested and 1,081,279 were unvested.

During the six months ended June 30, 2015, 115,000 options were granted with an exercise price of $2.00 and 159,500 options were cancelled. No options were exercised in the year ended December 31, 2014 or the six months ended June 30, 2015.  Selling, general and administrative expenses included equity compensation expense of $80,000 and $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $0.1 million and $0.2 million during the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the total remaining unamortized equity compensation cost was approximately $0.3 million.

The following table shows the weighted average grant date fair values of options and the weighted average assumptions that the Company used to develop the fair value estimates for the six months ended June 30, 2015:

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

The Company may also, from time to time, be involved with legal actions related to the acquisition of and affiliation with physician practices, the prior conduct of such practices, or the employment (and restriction on competition) of its physicians. There can be no assurance any costs or liabilities for which the Company becomes responsible in connection with such claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. The Company had accrued $2.0 million and $3.2 million as of June 30, 2015 and December 31, 2014, respectively, for medical malpractice claims.  The decrease in accrued medical claims reflects the resolution of two large claims.

During 2011, the Company received claims of overpayments from the U.S. Veterans Administration, or VA, for a total of $1.6 million. In August 2015, the Company and the VA entered into a tentative settlement, under which the Company will pay $1.2 million to over the VA in twelve monthly installments of $100,000. As of June 30, 2015 and December 31, 2014, the Company had recorded an accrued liability for the full amount of the settlment.

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

Future payments under contingent notes will be made if the practices achieve stipulated levels of results as outlined in their respective agreements. Any future payments of contingent consideration will be reflected in the change in the fair value of the contingent consideration. As of June 30, 2015, the fair value of contingent consideration related to acquisitions was $8.2 million, representing the present value of approximately $10.0 million in estimated future payments through 2018.

Purchase Obligations

The Company has entered into non-cancelable commitments to purchase reagents and other laboratory supplies. Under these agreements, the Company must purchase minimum amounts of reagents and other laboratory supplies through 2018.

At June 30, 2015, the remaining minimum purchase commitments are as follows:

Year Ending December 31,
Remainder of 2015	$1,343
2016	2,051
2017	1,861
2018	1,101
2019	154
$6,510

In connection with these commitments, the Company received lab testing equipment, to which the Company has either received title, or will receive title upon fulfillment of its purchase obligations under the respective commitment. The Company recorded the obligation under purchase commitment for the fair market value of the equipment, reduced by the cash paid. The remaining obligations under purchase commitments included in other liabilities in the accompanying condensed consolidated balance sheets were $1.4 million and $1.5 million as of June 30, 2015 and December 31, 2014, respectively.

Note 11.	Fair Value of Financial Instruments

Recurring Fair Value Measurements

As of June 30, 2015 and December 31, 2014, the fair value of contingent consideration related to acquisitions was $8.2 million and $9.1 million, respectively. The fair value of contingent consideration is derived using valuation techniques that incorporate unobservable inputs and are considered Level 3 items. The Company utilizes a present value of estimated future payments approach to estimate the fair value of the contingent consideration. Estimates for fair value of contingent consideration primarily involve two inputs, which are (i) the projections of the financial performance of the acquired practices that are used to calculate the amount of the payments and (ii) the discount rates used to calculate the present value of future payments. Changes in either of these inputs will impact the estimated fair value of contingent consideration. At June 30, 2015 the discount rates ranged from 16 percent to 21 percent.

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of June 30, 2015 (in thousands):

			Significant Other	Significant
		Quoted Prices	Observable	Unobservable
		in Active Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Current portion of fair value of contingent consideration	$4,248	$—	$—	$4,248
Fair value of contingent consideration, net of current portion	$3,962	$—	$—	$3,962

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of December 31, 2014 (in thousands):

			Significant Other	Significant
		Quoted Prices	Observable	Unobservable
		in Active Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Current portion of fair value of contingent consideration	$4,284	$—	$—	$4,284
Fair value of contingent consideration, net of current portion	$4,766	$—	$—	$4,766

The following is a roll-forward of the Company’s Level 3 fair value instruments for the six months ended June 30, 2015 (in thousands):

	Beginning	Total (Gains) /			Ending
	Balance	Losses Realized			Balance
	January 1st	and Unrealized	Issuances	Settlements	June 30th

Contingent consideration	$9,050	$506	$—	$(1,346)	$8,210

Note 11.	Fair Value of Financial Instruments (Continued)

Non-Recurring Fair Value Measurements

Certain assets that are measured at fair value on a non-recurring basis, including property and equipment and intangible assets, are adjusted to fair value only when the carrying values are greater than their fair values. The Company completed its latest annual impairment evaluations as of November 30, 2014 and as discussed in Note 4, on June 30, 2015, and recorded write-offs of goodwill and intangibles to reflect the then current estimated fair value of the impaired reporting units. The fair values were derived with fair value models utilizing unobservable inputs that therefore are considered Level 3 items.

As of June 30, 2015 and December 31, 2014, the carrying amounts of cash, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value based on the short maturity of these instruments. As of June 30, 2015 and December 31, 2014, the fair value of the Company’s debt was $349.9 million and $349.3 million, respectively. The Company uses quoted market prices and yields for the same or similar types of borrowings in active markets when available to determine the fair value of the Company’s debt. These fair values are considered Level 2 items.

Note 12.	Income Taxes

The Company is a Delaware limited liability company. For federal income tax purposes, the Company is treated as a partnership. Accordingly, the Company is generally not subject to income taxes and the income attributable to the limited liability company is distributed to the members in accordance with the terms of the operating agreement. However, certain of the Company’s subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The provision for income taxes for these subsidiaries is reflected in the Company’s condensed consolidated financial statements and includes federal and state taxes currently payable and changes in deferred tax assets and liabilities, excluding the establishment of deferred tax assets and liabilities related to acquisitions. The benefit for federal and state taxes was $0.2 million for each of the three months ended June 30, 2015 and 2014, and $0.8 million and $1.0 million for the six months ended June 30, 2015 and 2014, respectively.

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

The following tables present consolidating financial information as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 for (i) Aurora Diagnostics Holdings, LLC, (ii) on a combined basis, the subsidiaries of the Company that are guarantors of the Company’s Senior Notes (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of the Company that are not guarantors of the Company’s Senior Notes (the “Non-Guarantor Subsidiaries”). For presentation in the following tables, Subsidiary Guarantors includes revenue and expenses and assets and liabilities for those subsidiaries directly or indirectly 100 percent owned by the Company, including those entities that have contractual arrangements with affiliated physician groups. Essentially, all property and equipment reflected in the accompanying condensed consolidated balance sheets collateralize the Company’s debt. As such, as of June 30, 2015 and December 31, 2014, $2.4 million of property and equipment held by Non-Guarantor Subsidiaries are reflected under Subsidiary Guarantors in the following tables.

Condensed Consolidating Balance Sheets (in thousands):

	Aurora
	Diagnostics	Subsidiary	Non-Guarantor	Consolidating	Consolidated
June 30, 2015	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$20,892	$86	$150	$—	$21,128
Accounts receivable, net	876	14,467	13,890	—	29,233
Prepaid expenses and other assets	1,764	1,046	535	—	3,345
Prepaid income taxes	14	561	971	—	1,546
Deferred tax assets	—	—	654	—	654
Total current assets	23,546	16,160	16,200	—	55,906
Property and equipment, net	2,405	6,041	—	—	8,446
Other Assets:
Intercompany receivable	245,081	—	—	(245,081)	—
Deferred debt issue costs, net	7,123	—	—	—	7,123
Deposits and other noncurrent assets	345	143	108	—	596
Goodwill	—	87,250	50,883	—	138,133
Intangible assets, net	—	36,163	24,079	—	60,242
	252,549	123,556	75,070	(245,081)	206,094
	$278,500	$145,757	$91,270	$(245,081)	$270,446
Liabilities and Members' Deficit
Current Liabilities
Current portion of long-term debt	$2,020	$130	$—	$—	$2,150
Current portion of fair value of contingent consideration	—	382	3,866	—	4,248
Accounts payable, accrued expenses and other current liabilities	10,662	2,467	3,631	—	16,760
Accrued compensation	2,211	3,274	2,984	—	8,469
Accrued interest	13,840	—	—	—	13,840
Total current liabilities	28,733	6,253	10,481	—	45,467
Intercompany payable	—	172,437	72,644	(245,081)	—
Long-term debt, net of current portion	368,573	136	—	—	368,709
Deferred tax liabilities	—	3,431	4,545	—	7,976
Accrued management fees, related party	7,235	—	—	—	7,235
Fair value of contingent consideration, net of current portion	—	448	3,514	—	3,962
Other liabilities	1,136	—	86	—	1,222
Members' Deficit	(127,177)	(36,948)	—	—	(164,125)
	$278,500	$145,757	$91,270	$(245,081)	$270,446

	Aurora
	Diagnostics	Subsidiary	Non-Guarantor	Consolidating	Consolidated
December 31, 2014	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$26,209	$192	$21	$—	$26,422
Accounts receivable, net	—	14,677	14,632	—	29,309
Prepaid expenses and other assets	2,018	1,088	570	—	3,676
Prepaid income taxes	—	296	871	—	1,167
Deferred tax assets	—	(25)	691	—	666
Total current assets	28,227	16,228	16,785	—	61,240
Property and equipment, net	2,572	6,751	—	—	9,323
Other Assets:
Intercompany receivable	351,769	—	—	(351,769)	—
Deferred debt issue costs, net	7,203	—	—	—	7,203
Deposits and other noncurrent assets	345	223	69	—	637
Goodwill	—	123,251	54,523	—	177,774
Intangible assets, net	—	42,450	27,153	—	69,603
	359,317	165,924	81,745	(351,769)	255,217
	$390,116	$188,903	$98,530	$(351,769)	$325,780
Liabilities and Members' Deficit
Current Liabilities
Current portion of long-term debt	$1,519	$114	$—	$—	$1,633
Current portion of fair value of contingent consideration	—	352	3,932	—	4,284
Accounts payable, accrued expenses and other current liabilities	10,663	2,850	3,161	—	16,674
Accrued compensation	3,435	1,571	1,512	—	6,518
Accrued interest	13,626	—	—	—	13,626
Total current liabilities	29,243	4,887	8,605	—	42,735
Intercompany payable	—	271,818	79,951	(351,769)	—
Long-term debt, net of current portion	369,063	151	—	—	369,214
Deferred tax liabilities	—	3,589	5,526	—	9,115
Accrued management fees, related party	6,018	—	—	—	6,018
Fair value of contingent consideration, net of current portion	—	408	4,358	—	4,766
Other liabilities	1,416	—	90	—	1,506
Members' Deficit	(15,624)	(91,950)	—	—	(107,574)
	$390,116	$188,903	$98,530	$(351,769)	$325,780

Condensed Consolidating Statements of Operations (in thousands):

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
June 30, 2015	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$37,345	$27,237	$64,582
Operating costs and expenses:
Cost of services	—	15,575	19,815	35,390
Selling, general and administrative expenses	5,868	6,623	4,454	16,945
Provision for doubtful accounts	—	2,546	1,652	4,198
Intangible asset amortization expense	—	3,111	1,537	4,648
Management fees	6,997	—	(6,374)	623
Impairment of goodwill	—	36,001	3,640	39,641
Acquisition and business development costs	324	—	—	324
Change in fair value of contingent consideration	—	30	150	180
Total operating costs and expenses	13,189	63,886	24,874	101,949
Income (loss) from operations	(13,189)	(26,541)	2,363	(37,367)
Other (expense) income:
Interest expense	(7,072)	(538)	(2,547)	(10,157)
Other income	—	3	3	6
Total other expense, net	(7,072)	(535)	(2,544)	(10,151)
Loss before income taxes	(20,261)	(27,076)	(181)	(47,518)
Income tax benefit	—	(24)	(181)	(205)
Net loss	$(20,261)	$(27,052)	$—	$(47,313)

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
June 30, 2014	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$34,545	$26,240	$60,785
Operating costs and expenses:
Cost of services	—	13,903	18,577	32,480
Selling, general and administrative expenses	4,640	5,811	4,035	14,486
Provision for doubtful accounts	—	1,892	2,120	4,012
Intangible asset amortization expense	—	2,886	1,544	4,430
Management fees	(470)	2,652	(1,574)	608
Acquisition and business development costs	295	—	—	295
Change in fair value of contingent consideration	—	90	(894)	(804)
Total operating costs and expenses	4,465	27,234	23,808	55,507
Income (loss) from operations	(4,465)	7,311	2,432	5,278
Other (expense) income:
Interest expense	(5,661)	(232)	(2,486)	(8,379)
Other income	1	6	—	7
Total other expense, net	(5,660)	(226)	(2,486)	(8,372)
Income (loss) before income taxes	(10,125)	7,085	(54)	(3,094)
Income tax benefit	—	(116)	(54)	(170)
Net income (loss)	$(10,125)	$7,201	$—	$(2,924)

	Aurora
For the Six Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
June 30, 2015	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$70,887	$53,152	$124,039
Operating costs and expenses:
Cost of services	—	29,774	39,465	69,239
Selling, general and administrative expenses	10,702	13,168	8,878	32,748
Provision for doubtful accounts	—	4,905	3,598	8,503
Intangible asset amortization expense	—	6,287	3,074	9,361
Management fees	4,987	6,317	(10,087)	1,217
Impairment of goodwill	—	36,001	3,640	39,641
Acquisition and business development costs	397	—	—	397
Change in fair value of contingent consideration	—	70	436	506
Total operating costs and expenses	16,086	96,522	49,004	161,612
Income (loss) from operations	(16,086)	(25,635)	4,148	(37,573)
Other (expense) income:
Interest expense	(13,789)	(1,076)	(5,079)	(19,944)
Other income	—	3	3	6
Total other expense, net	(13,789)	(1,073)	(5,076)	(19,938)
Income (loss) before income taxes	(29,875)	(26,708)	(928)	(57,511)
Income tax provision (benefit)	—	106	(928)	(822)
Net loss	$(29,875)	$(26,814)	$—	$(56,689)

	Aurora
For the Six Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
June 30, 2014	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$66,033	$51,796	$117,829
Operating costs and expenses:
Cost of services	—	26,995	37,232	64,227
Selling, general and administrative expenses	9,894	11,613	8,183	29,690
Provision for doubtful accounts	—	3,529	4,206	7,735
Intangible asset amortization expense	—	5,772	3,087	8,859
Management fees	(144)	5,682	(4,350)	1,188
Acquisition and business development costs	441	—	—	441
Change in fair value of contingent consideration	—	222	(764)	(542)
Total operating costs and expenses	10,191	53,813	47,594	111,598
Income (loss) from operations	(10,191)	12,220	4,202	6,231
Other (expense) income:
Interest expense	(11,317)	(464)	(4,992)	(16,773)
Other income	—	14	—	14
Total other expense, net	(11,317)	(450)	(4,992)	(16,759)
Income (loss) before income taxes	(21,508)	11,770	(790)	(10,528)
Income tax benefit	—	(241)	(790)	(1,031)
Net income (loss)	$(21,508)	$12,011	$—	$(9,497)

Condensed Consolidating Statements of Cash Flows (in thousands):

	Aurora
For the Six Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
June 30, 2015	Holdings, LLC	Guarantors	Subsidiaries	Total
Net loss	$(29,875)	$(26,814)	$—	$(56,689)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	5,942	43,766	2,566	52,274
Changes in assets and liabilities	20,515	(16,243)	(1,091)	3,181
Net cash (used in) provided by operating activities	(3,418)	709	1,475	(1,234)
Net cash used in investing activities	(487)	(787)	(1,346)	(2,620)
Net cash used in financing activities	(1,412)	(28)	—	(1,440)
Net increase (decrease) in cash	(5,317)	(106)	129	(5,294)
Cash and cash equivalents, beginning of period	26,209	192	21	26,422
Cash and cash equivalents, end of period	$20,892	$86	$150	$21,128

	Aurora
For the Six Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
June 30, 2014	Holdings, LLC	Guarantors	Subsidiaries	Total
Net income (loss)	$(21,508)	$12,011	$—	$(9,497)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities	2,003	7,415	1,533	10,951
Changes in assets and liabilities	16,221	(18,079)	(1,991)	(3,849)
Net cash provided by (used in) operating activities	(3,284)	1,347	(458)	(2,395)
Net cash provided by (used in) investing activities	(6,436)	(1,282)	614	(7,104)
Net cash provided by (used in) financing activities	9,568	(65)	—	9,503
Net increase (decrease) in cash	(152)	—	156	4
Cash and cash equivalents, beginning of period	1,200	—	207	1,407
Cash and cash equivalents, end of period	$1,048	$—	$363	$1,411

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Some of the statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, or that describe our plans, goals, intentions, objectives, strategies, expectations, beliefs and assumptions, are forward-looking statements. The words “believe,” “may,” “might,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “seek,” “expect,” “project,” “plan,” “objective,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. We caution that the forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of known and unknown risks, uncertainties and assumptions that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Factors that could contribute to these differences include, among other things:

●	changes in medical treatment or reimbursement rates or utilization for our anatomic and clinical pathology markets;
●	changes in payor regulations, policies or payor mix;
●	changes in regulation or regulatory policies;
●	competition for our diagnostic services, including the internalization of testing functions and technologies by our clients;
●	the failure to successfully collect for our services;
●	payor efforts to reduce utilization and reimbursement rates;
●	changes in product mix;
●	failure to successfully integrate or fully realize the anticipated benefits from our acquisitions within the expected time frames;
●	the discovery of unknown or contingent liabilities from acquired businesses;
●	the failure of our acquired assets to generate the level of expected returns;
●	disruptions or failures of our IT solutions or infrastructure;
●	the failure to adequately safeguard data;
●	loss of key executives, pathologists and technical personnel;
●	growth in demand for our services that exceeds our ability to adequately scale our infrastructure;
●	a decline in our rate of strategic or organic growth;
●	the loss of in-network status with, or our inability to collect from, health care insurers;
●	the availability of additional capital resources;
●	increased competition in our industry or the failure to maintain relationships with clients, including referring physicians and hospitals, and with payors;
●	the protection of our intellectual property;
●	general economic, business or regulatory conditions affecting the health care and diagnostic testing services industries;
●	the introduction of new or failure of old technologies, products or tests;
●	federal or state health care reform initiatives;
●

violation of, failure to comply with, or changes in federal and state laws and regulations, including those related to submission of claims for our services, fraud and abuse, patient privacy, corporate practice of medicine, billing arrangements for our services and environmental, health and safety;

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

Recent Developments

Health Care Regulatory and Reimbursement Changes

In the 2014 Final Physician Fee Schedule Rule, which was published in November 2013, CMS calculated the 2014 conversion factor using the Sustainable Growth Rate method, or SGR.  The new conversion factor for 2014 would have represented a 20.1 percent reduction from the 2013 conversion factor.  On December 18, 2013, Congress passed legislation that enacted a 0.5 percent increase in the conversion factor, which was effective through March 31, 2014.  On April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014, or PAMA. PAMA extended the 0.5 percent increase through March 31, 2015 and made other changes to laboratory reimbursement discussed below.

On April 16, 2015, President Obama signed the Medicare and CHIP Reauthorization Act (MACRA), which had previously been passed by both houses of Congress.  MACRA repealed the provisions related to the Medicare SGR formula and implements a new physician payment system that is designed to reward the quality of care.  In addition, it extends the current Medicare Physician Fee Schedule rates through June 2015, and then increases them by 0.5 percent for the remainder of 2015.  Beginning on January 1, 2016, the rates will be increased annually by 0.5 percent, through 2019.  For 2020 through 2025 payments will be frozen, although payment will be adjusted to account for performance on certain quality metrics under the Merit-Based Incentive Payment Systems (MIPS) or to reflect physician participation in alternative payment models (APMs).  For 2026 and subsequent years, qualified APM participants receive an annual 0.75% update on Medicare physician payment rates, while those not participating receive a 0.25% annual payment update, plus any applicable MIPS-based payment adjustments.  At this time, it is too early to determine how these changes may impact our business beyond 2015.

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

In July 2015, CMS issued its Proposed Physician Fee Schedule Rule for 2016, which proposes new policies that would go into effect in January 2016, if implemented in the Final Rule.  In the Proposed Physician Fee Schedule Rule for 2016, CMS has proposed additional changes to the payments for some tests, including FISH, immunohistochemistry, and flow cytometry.  CMS has also stated that certain flow cytometry and Immunohistochemistry codes may be considered “misvalued” under current criteria, which could trigger additional scrutiny to these codes. Although the Final Rule could differ substantially from the Proposed Physician Fee Schedule Rule for 2016, our initial review suggests that the impact of the changes could be an increase of more than $2 million in our Medicare revenue.

Results of Operations

The following table outlines our results of operations as a percentage of net revenue for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenue	100.0%	100.0%	100%	100%
Operating costs and expenses:
Cost of services	54.8%	53.4%	55.8%	54.5%
Selling, general and administrative expenses	26.2%	23.8%	26.4%	25.2%
Provision for doubtful accounts	6.5%	6.6%	6.9%	6.6%
Intangible asset amortization expense	7.2%	7.3%	7.5%	7.5%
Management fees	1.0%	1.0%	1.0%	1.0%
Impairment of goodwill	61.4%	0.0%	32.0%	0.0%
Acquisition and business development costs	0.5%	0.5%	0.3%	0.4%
Change in fair value of contingent consideration	0.3%	-1.3%	0.4%	-0.5%
Total operating costs and expenses	157.9%	91.3%	130.3%	94.7%
Income (loss) from operations	-57.9%	8.7%	-30.3%	5.3%
Other income (expense):
Interest expense	-15.7%	-13.8%	-16.1%	-14.2%
Other income / (expense)	0.0%	0.0%	0.0%	0.0%
Total other expense, net	-15.7%	-13.8%	-16.1%	-14.2%
Loss before income taxes	-73.6%	-5.1%	-46.4%	-8.9%
Income tax benefit	-0.3%	-0.3%	-0.7%	-0.9%
Net Loss	-73.3%	-4.8%	-45.7%	-8.1%

Comparison of the Three Months Ended June 30, 2015 and 2014

Net revenue

Net revenue for the quarter ended June 30, 2015 was $64.6 million on accession volume of 525,000, inclusive of $3.4 million of revenue and 27,000 accessions from labs acquired in 2014. Net revenue at existing labs increased by 0.6 percent, or approximately $0.4 million, to approximately $61.2 million for the quarter ended June 30, 2015, compared to $60.8 million for the quarter ended June 30, 2014. Same lab accession volume was 498,000 for the quarter ended June 30, 2015, compared to 499,000 for the quarter ended June 30, 2014. The average revenue per accession for our existing labs for the quarter ended June 30, 2015 was consistent with the same period in 2014 at approximately $121. The increase in same lab revenue was primarily related to approximately $0.3 million higher revenue from the Aurora Research Institute, which specializes in providing paraffin blocks and fresh tissue to pharmaceutical and research companies conducting research studies, and higher revenue from Medicare.

Our average revenue per accession fluctuates as a result of changes in service mix, including the conversion of global fee arrangements to technical component (TC) or professional component (PC) arrangements and changes in test volume for women’s health pathology services and clinical tests. Women’s health services and clinical tests generally have lower revenue per accession and, therefore, may further decrease our average revenue per accession. Conversely, a higher volume of molecular testing may increase our average revenue per accession. In addition, our growth rates and average revenue per accession may be positively or negatively impacted by the reimbursement market and our service mix. We have estimated the changes to the 2015 Physician Fee Schedule represent an increase to our annualized Medicare revenue of approximately $0.7 million. Furthermore, although the Final Rule could differ substantially from the Proposed Physician Fee Schedule Rule for 2016, our initial review suggests that the impact of the changes could be an increase of more than $2 million in our Medicare revenue.

Effective January, 1, 2015, we adjusted the way we count our accession volume to better reflect our revenue per accession. Accession counts for all prior periods have been revised to reflect our current methodology.

Cost of services

Cost of services for the quarter ended June 30, 2015 was $35.4 million, including $1.7 million for labs acquired in 2014.  Cost of services at existing labs increased approximately $1.2 million, or 3.7 percent, to $33.7 million for the quarter ended June 30, 2015, from $32.5 million for the quarter ended June 30, 2014, primarily as a result of higher tech processing costs and payroll for physicians and other healthcare professionals.

As a percentage of net revenue, cost of services was 54.8 percent for the quarter ended June 30, 2015, compared to 53.4 percent for the quarter ended June 30, 2014. Gross margin was 45.2 percent for the quarter ended June 30, 2015, compared to 46.6 percent for the quarter ended June 30, 2014. Cost of services and our related gross profit percentages may be positively or negatively impacted by market conditions and our service mix.

To better reflect their correlation to revenue, certain expenses in 2014 have been reclassified from selling, general and administrative to cost of services.

Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $2.4 million, or 17.0 percent, to $16.9 million for the quarter ended June 30, 2015 from $14.5 million for the quarter ended June 30, 2014. Compared to the corresponding period in the prior year, selling, general and administrative expenses at corporate increased by approximately $1.7 million due to higher payroll related costs, including increased medical costs, as well as higher legal and audit fees, primarily related to the duplicate audits of 2013 and 2014. Selling, general and administrative expenses at our labs for the quarter ended June 30, 2015, compared to the quarter ended June 30, 2014, increased by approximately $0.7 million related to the operation of labs acquired in 2014 and higher billing fees.

As a percentage of net revenue, selling, general and administrative expenses were approximately 26.2 percent for the quarter ended June 30, 2015, compared to 23.8 percent for the quarter ended June 30, 2014.

Provision for doubtful accounts

Our provision for doubtful accounts increased approximately $0.2 million, or 4.6 percent, to $4.2 million for the quarter ended June 30, 2015, from $4.0 million for the quarter ended June 30, 2014. As a percentage of net revenue, the provision for doubtful accounts decreased to 6.5 percent for the quarter ended June 30, 2015, compared to 6.6 percent for the quarter ended June 30, 2014. The increase in the provision for doubtful accounts for the quarter ended June 30, 2015, corresponds to higher revenue compared to the same quarter of the prior year.

The Company’s consolidated provision for doubtful accounts could be positively or negatively impacted by various factors including, among other things, changes in payor mix and the provision for doubtful accounts for laboratories that we acquire.

Intangible asset amortization expense

Amortization expense increased to $4.6 million for the quarter ended June 30, 2015, from $4.4 million for the quarter ended June 30, 2014, as a result of amortization of finite lived intangible assets recorded in 2014 acquisitions.  We generally amortize our intangible assets over lives ranging from 3 to 15 years.

Management fees

Management fees were approximately $0.6 million for each of the quarters ended June 30, 2015 and 2014. Management fees are based on 1.0 percent of net revenue plus expenses.

Impairment of Goodwill

During the three months ended June 30, 2015, we identified indications of impairment at two of our reporting units. One of the reporting units exhibited lower margins and both of the reporting units experienced lower volume as a result of competition to such an extent as to indicate potential impairment. Regarding these reporting units, we believe the reduction in volume due to attrition in the client base resulted in a reduction in the fair values of the reporting units below their carrying values. As of June 30, 2015, we tested goodwill for impairment at these two reporting units and recorded non-cash impairment charges of $39.6 million to write down the carrying value of goodwill.

Acquisition and business development costs

Transaction costs associated with our completed acquisitions and business development costs related to our prospecting and acquisition activity was approximately $0.3 million for each of the quarters ended June 30, 2015 and June 30, 2014.

Change in fair value of contingent consideration

For the quarter ended June 30, 2015 we recorded non-cash expense of $0.2 million for changes in the fair value of contingent consideration issued in connection with our acquisitions. This compares to gains of $0.8 million for the quarter ended June 30, 2014. The change in fair value of contingent consideration results from revisions in our projections to reflect recent results, as well as other variables such as the discount rate, the valuation date and actual payments made.

Interest expense

Interest expense increased by approximately $1.8 million, to $10.2 million for the quarter ended June 30, 2015, compared to $8.4 million for the quarter ended June 30, 2014. The increase in interest expense resulted from approximately $37 million higher average debt balances as well as the higher interest rates applicable under our new credit facility entered into on July 31, 2014.

Provision for income taxes

We are a Delaware limited liability company for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Diagnostics Holdings, LLC in accordance with the terms of the Aurora Diagnostics Holdings, LLC Limited Liability Company Agreement. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The benefit from federal and state income taxes for these subsidiaries, as reflected in our condensed consolidated financial statements, amounted to $0.2 million for each of the quarters ended June 30, 2015 and June 30, 2014.

Comparison of the Six Months Ended June 30, 2015 and 2014

Net revenue

Net revenue for the six months ended June 30, 2015 increased by approximately $6.2 million, to $124.0 million, compared to $117.8 million for the six months ended June 30, 2014. The $6.2 million increase in net revenue corresponds to the net revenue for the six months ended June 30, 2015 from the labs we acquired in 2014. For the six months ended June 30, 2015, accession volume was 1,004,000, inclusive of 53,000 accessions from labs acquired in 2014. Same lab accession volume was 951,000, compared to 960,000 for the six months ended June 30, 2014.  The average revenue per accession for our existing labs for the six months ended June 30, 2015 was consistent with the same period in 2014 at approximately $122. The impact of the decrease in accession volume on same lab net revenue for the six months ended June 30, 2015 was principally offset by approximately $0.5 million higher revenue from the Aurora Research Institute.

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

Cost of services

Cost of services for the six months ended June 30, 2015 was $69.2 million, including $3.5 million for labs acquired in 2014.  Cost of services at existing labs increased approximately $1.5 million, or 2.3 percent, to approximately $65.7 million for the six months ended June 30, 2015, from $64.2 million for the six months ended June 30, 2014, primarily as a result of higher tech processing costs and payroll for physicians and other healthcare professionals.

As a percentage of net revenue, cost of services was 55.8 percent for the six months ended June 30, 2015, compared to 54.5 percent for the six months ended June 30, 2014. Gross margin was 44.2 percent for the six months ended June 30, 2015, compared to 45.5 percent for the six months ended June 30, 2014. Cost of services and our related gross profit percentages may be positively or negatively impacted by market conditions and our service mix.

To better reflect their correlation to revenue, certain expenses in 2014 have been reclassified from selling, general and administrative to cost of services.

Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $3.0 million, or 10.3 percent, to $32.7 million for the six months ended June 30, 2015 from $29.7 million for the six months ended June 30, 2014. Compared to the corresponding period in the prior year, selling, general and administrative expenses at corporate increased by approximately $1.8 million due to higher payroll related costs, as well as higher legal and audit fees, primarily related to the duplicate audits of 2013 and 2014. Selling, general and administrative expenses at our labs for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, increased by approximately $1.2 million primarily for selling, general and administrative expenses at labs acquired in 2014.

As a percentage of net revenue, selling, general and administrative expenses were approximately 26.4 percent for the six months ended June 30, 2015, compared to 25.2 percent for the six months ended June 30, 2014.

Provision for doubtful accounts

Our provision for doubtful accounts increased approximately $0.8 million, or 9.9 percent, to $8.5 million for the six months ended June 30, 2015, from $7.7 million for the six months ended June 30, 2014. As a percentage of net revenue, the provision for doubtful accounts increased to 6.9 percent for the six months ended June 30, 2015, compared to 6.6 percent for the six months ended June 30, 2014. The increase in the provision for doubtful accounts for the six months ended June 30, 2015, corresponds to an increased proportion of our accounts receivable from patients.

The Company’s consolidated provision for doubtful accounts could be positively or negatively impacted by various factors including, among other things, changes in payor mix and the provision for doubtful accounts for laboratories that we acquire.

Intangible asset amortization expense

Amortization expense increased to $9.4 million for the six months ended June 30, 2015, from $8.9 million for the six months ended June 30, 2014, as a result of amortization of finite lived intangible assets recorded in 2014 acquisitions.  We generally amortize our intangible assets over lives ranging from 3 to 15 years.

Management fees

Management fees were approximately $1.2 million for each of the six months ended June 30, 2015 and 2014. Management fees are based on 1.0 percent of net revenue plus expenses.

Impairment of Goodwill

During the six months ended June 30, 2015, we identified indications of impairment at two of our reporting units. One of the reporting units exhibited lower margins and both of the reporting units experienced lower volume as a result of competition to such an extent as to indicate potential impairment. Regarding these reporting units, we believe the reduction in volume due to attrition in the client base resulted in a reduction in the fair values of the reporting units below their carrying values. As of June 30, 2015, we tested goodwill for impairment at these two reporting units and recorded non-cash impairment charges of $39.6 million to write down the carrying value of goodwill.

Acquisition and business development costs

Transaction costs associated with our completed acquisitions and business development costs related to our prospecting and acquisition activity was approximately $0.4 million for each of the six months ended June 30, 2015 and June 30, 2014.

Change in fair value of contingent consideration

For the six months ended June 30, 2015 we recorded non-cash expense of $0.5 million for changes in the fair value of contingent consideration issued in connection with our acquisitions. This compares to gains of $0.5 million for the six months ended June 30, 2014.  The change in fair value of contingent consideration results from revisions in our projections to reflect recent results, as well as other variables such as the discount rate, the valuation date and actual payments made.

Interest expense

Interest expense increased by approximately $3.1 million, to $19.9 million for the six months ended June 30, 2015, compared to $16.8 million for the six months ended June 30, 2014. The increase in interest expense resulted from approximately $43 million higher average debt balances as well as the higher interest rates applicable under our new credit facility entered into on July 31, 2014.

Provision for income taxes

We are a Delaware limited liability company for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Diagnostics Holdings, LLC in accordance with the terms of the Aurora Diagnostics Holdings, LLC Limited Liability Company Agreement. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The benefit from federal and state income taxes for these subsidiaries, as reflected in our condensed consolidated financial statements, amounted to $0.8 million for the six months ended June 30, 2015, compared to $1.0 million for the six months ended June 30, 2014.

Liquidity and Capital Resources

Since inception, we have primarily financed operations through capital contributions from our equityholders, long-term debt financing and cash flow from operations. We require significant cash flow to service our debt obligations. The reductions in Medicare reimbursement for 2013 and 2014, and the corresponding reduction in reimbursement from non-governmental payors, have had a significant negative impact on our cash flows. As of June 30, 2015, we had $30.0 million available under our revolving credit facility for general operations. Our management believes our cash and cash equivalents, together with cash from operations and the amount available under our revolving credit facility, will be sufficient to fund our working capital requirements through June 30, 2016. In order to access the amounts available under our revolving credit facility, we must meet the financial tests and ratios contained in our senior secured credit facility. Our management currently expects to meet these financial tests and ratios at least through June 30, 2016. We may undertake acquisitions which our management believes would add to earnings and performance with respect to the credit facility covenants.  Nonetheless, we may not achieve all of our business goals and objectives and events beyond our control could affect our ability to meet these financial tests and ratios and limit our ability to access the amounts otherwise available under our revolving credit facility.

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

Each of the term loan, revolving credit line and delayed draw term loan under the New Credit Facility has a maturity of five years but is subject to a maturity date of October 14, 2017 if our Senior Notes are not refinanced or their maturity is not extended prior to such date.  Under the outstanding term loans, quarterly principal repayments of $0.5 million are due commencing on September 30, 2015 through December 31, 2016.  Quarterly principal repayments increase to $0.9 million on March 31, 2017 through June 30, 2018 and to $1.3 million on September 30, 2018 and each quarter end thereafter, with the balance due at maturity. As of June 30, 2015, the balance outstanding under the term loan facility was $165.0 million and the balance outstanding under the delayed draw term loan facility was $9.7 million. As of June 30, 2015, no amounts were outstanding and we had $30.0 million available under our revolving credit facility.

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

In connection with the acquisition we consummated on July 15, 2015, we borrowed the remaining $15.3 million available under the delayed draw term loan.  The amount we borrowed exceeded the total we paid for eligible acquisitions, inclusive of related expenses, by $5.4 million. On July 14, 2015, we entered into a third amendment to our New Credit Facility.  The third amendment extended the remaining $5.4 million availability under the $25.0 million delayed draw term loan from July 31, 2015, to September 12, 2015. As such, we are required under the third amendment to repay the portion, if any, of the remaining $5.4 million not used for acquisitions by September 12, 2015.

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

As of June 30, 2015, the fair value of contingent consideration was $8.2 million, representing the present value of approximately $10.0 million in estimated future payments through 2018. We made contingent note payments of $1.3 million and $1.5 million in the six months ended June 30, 2015 and 2014, respectively.

Cash and Working Capital

As of June 30, 2015, we had cash and cash equivalents of $21.1 million and working capital of $10.4 million. Our primary uses of cash are to fund our operations, service debt, including payments due under our contingent notes, make acquisitions and purchase property and equipment. Cash used to fund our operations excludes the impact of non-cash items, such as the allowance for doubtful accounts, depreciation, impairments of goodwill and other intangible assets, changes in the fair value of the contingent consideration and non-cash stock-based compensation, and is impacted by the timing of our payments of accounts payable and accrued expenses and collections of accounts receivable.

We require significant cash flow to service our existing debt obligations. The reductions in Medicare reimbursement for 2013 and 2014, and the corresponding reduction in reimbursement from non-governmental payors, have had a significant negative impact on our free cash flows. We believe our current cash and cash equivalents, together with cash from operations and the $30.0 million available under our New Credit Facility, will be sufficient to fund our working capital requirements through June 30, 2016.

Cash flows for operating activities

Net cash used in operating activities during the six months ended June 30, 2015 was $1.2 million compared to $2.4 million during the six months ended June 30, 2014. Net cash used in operating activities for the six months ended June 30, 2015 reflected a net loss of $56.7 million and certain adjustments for non-cash items, including $39.6 million of goodwill impairment charges, $11.5 million of depreciation and amortization, $1.5 million of amortization of original issue discount and debt issue costs, $1.0 million of deferred taxes, $0.5 million of non-cash charges for the change in fair value of contingent consideration and $0.1 million of equity compensation costs. Net cash used in operating activities for the six months ended June 30, 2015 also reflected increases and decreases in working capital, including a $2.0 million increase in accrued compensation, a $1.0 million increase in accounts payable, accrued expenses and other current liabilities and a $0.2 million increase in accrued interest. As of June 30, 2015 our DSO (Days Sales Outstanding) was 41 days, which was down from 44 days as of December 31, 2014.  Various factors contributed to the decrease in DSOs, including a temporary system issue for Medicare billing that was resolved in April 2015.

Cash flows for investing activities

Net cash used in investing activities during the six months ended June 30, 2015 was $2.6 million compared to $7.1 million during the six months ended June 30, 2014. Net cash used in investing activities during the six months ended June 30, 2015 primarily consisted of $1.3 million for contingent note payments and $1.2 million for purchases of property and equipment.

Cash flows for financing activities

Net cash used in financing activities for the six months ended June 30, 2015 was $1.4 million compared to $9.5 million cash provided by financing activities for the six months ended June 30, 2014. For the six months ended June 30, 2015, we paid approximately $0.9 million of debt issuance costs and $0.5 million owed under a subordinated note payable.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization (EBITDA), further adjusted to exclude unusual items and other cash or non-cash adjustments. We believe that disclosing Adjusted EBITDA provides additional information to investors, enhancing their understanding of our financial performance and providing them an important financial metric used to evaluate performance in the health care industry. Our New Credit Facility contains financial covenants measured against Adjusted EBITDA. Our definition and calculation of Adjusted EBITDA for use in this report is consistent with the definition and calculation contained in our credit facility and the indenture governing our Senior Notes. However, in addition to the EBITDA adjustments included in the table below, the calculation of Adjusted EBITDA for our New Credit Facility includes certain other adjustments, including pro forma results for acquisitions.

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

Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as a substitute for measures of our financial performance as determined in accordance with GAAP, such as net income and operating income. Because other companies may calculate Adjusted EBITDA differently than we do, Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA has other limitations as an analytical tool when compared to the use of net income, which we believe is the most directly comparable GAAP financial measure, including:

●	Adjusted EBITDA does not reflect the provision of income tax expense in our various jurisdictions;
●	Adjusted EBITDA does not reflect the interest expense we incur;
●	Adjusted EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;
●	Adjusted EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and
●	Adjusted EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (D)	2014 (D)	2015 (D)	2014 (D)
Net loss	$(47,313)	$(2,924)	$(56,689)	$(9,497)
Interest expense, net	10,157	8,379	19,944	16,773
Income taxes	(205)	(170)	(822)	(1,031)
Depreciation and amortization	5,691	5,534	11,487	11,088
EBITDA	(31,670)	10,819	(26,080)	17,333
Management fees (A)	623	608	1,217	1,188
Change in fair value of contingent consideration (B)	180	(804)	506	(542)
Other charges (C)	40,039	407	40,170	676
Adjusted EBITDA, as defined	$9,172	$11,030	$15,813	$18,655

(A)	In accordance with our New Credit Facility, prior credit facility and the indenture governing our Senior Notes, management fees payable to affiliates are excluded from Adjusted EBITDA.
(B)

These charges are for the change during the period in the fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009 related to changes in numerous variables such as the discount rate, remaining pay out period and the projected performance for each acquisition.

(C)	Other charges include add-backs for goodwill impairments, equity based compensation and acquisition and business development costs as reported in our consolidated statements of operations.
(D)

The Adjusted EBITDA for the three and six months ended June 30, 2015 does not reflect adjustments to add back $1.9 million and $4.1 million, respectively, of other amounts as prescribed by our New Credit Facility and the indenture governing our Senior Notes, including pro forma adjustments related to our acquisitions in 2014.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

During the six months ended June 30, 2015, there were no material changes in our commitments or contractual liabilities outside of the ordinary course of business.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, in light of the material weakness noted below, the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, were not effective as of June 30, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As of June 30, 2015, management concluded that the following material weakness in internal control over financing reporting existed. Management concluded that the Company did not have sufficient analysis of historical results and the development of forecasts at the reporting unit level to ensure that material indicators of goodwill impairments are timely identified.

The ineffectiveness of the design, implementation and operation of the controls caused us to conclude that, as a result, there is a reasonable possibility that material misstatements to the reported amounts for goodwill or other intangible assets, and related amortization, could occur in the consolidated financial statements.

We assessed the impact of the material weakness to the consolidated financial statements to ensure they were prepared in accordance with U.S. generally accepted accounting principles and present fairly the financial results of operations as of and for the three and six months ended June 30, 2015. Based on management’s additional procedures and assessment, management concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material aspects, the Company’s financial position, results of operations and cash flows for the periods presented.

Management’s Plans for Remediation of our Material Weaknesses

Subsequent to June 30, 2015, as part of the Company’s efforts to improve our finance and accounting function and to remediate the material weakness that existed in our internal control over financial reporting, we have implemented a remediation plan (the “Remediation Plan”). The Remediation Plan includes the following:

Management historically has used a number of review procedures to analyze the financial results of its reporting units, including the following:

•	Compare results of the reporting units against established budgets;
•	Compare results of the reporting units against results for the same period of the prior year;
•	Review results for the reporting units with the respective laboratory management; and
•	Analyze results to determine the reasons for results that differ significantly from established budgets.

This review process has historically focused on the analysis of performance against established budgets.  To ensure indicators of goodwill impairments are timely identified, management has instituted additional analysis and review of historical results and detailed development of forecasts at the reporting unit level.  By comparing revisions to forecasts to historical results, management may more readily identify indicators of goodwill impairments.

The Remediation Plan has been implemented by the Company’s Vice President - Finance.

The Company believes that actions taken from June 30, 2015 to date have improved the effectiveness of its internal control over financial reporting. The Company will continue to monitor the effectiveness of its internal control over financial reporting in the area affected by the material weakness discussed above, and will perform any additional procedures, as well as implement any new resources and policies, deemed necessary by the Company’s management to ensure that its consolidated financial statements continue to be fairly stated in all material respects.

Changes in Internal Control Over Financial Reporting

As further described in our Annual Report on Form 10-K for the year ended December, 31, 2014, the Company previously identified a material weakness with respect to its internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act).  Management concluded that the Company did not perform sufficient analysis to ensure that accounts receivable balances were reported at reasonable, realizable collectible amounts. This material weakness affected the establishment of accounts receivable related to the reserve for contractual adjustments. This reserve could have potentially resulted in a material misstatement of the consolidated financial statements.

During the fiscal quarter ended March 31, 2015 the Company implemented a remediation plan to remediate the material weakness that existed in the Company’s internal control over financial reporting and its disclosure controls and procedures.  To ensure appropriate reporting of accounts receivable collectability, management has instituted a periodic review of actual cash collections compared to the corresponding accounts receivable balances.  By validating actual collections of existing accounts receivable, management may more readily identify balances that might not be fully reserved or collected in the future.

As of June 30, 2015, management believes it has placed in operation controls to address the material weakness mentioned above and believes that the material weakness has been remediated.

Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Second Amendment to Financing Agreement, dated as of April 10, 2015, by and among Aurora Diagnostics, LLC, as borrower, Aurora Diagnostics Holdings, LLC, and certain subsidiaries of Aurora Diagnostics, LLC, as guarantors, various lenders from time to time party thereto, as lenders, and Cerberus Business Finance, LLC, as administrative agent and collateral agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed on April 15, 2015 and incorporated herein by reference).

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

AURORA DIAGNOSTICS HOLDINGS, LLC

Date:	August 14, 2015	By:	/s/ Michael C. Grattendick
Michael C. Grattendick
Vice President, Controller, and Treasurer
(Principal Financial Officer and Duly Authorized Officer)