Form 10-Q
period 2015-09-30
AURORA DIAGNOSTICS HOLDINGS LLC
filed 2015-11-12
CIK 1367832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act).

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2015	2014
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$20,498	$26,422
Accounts receivable, net	32,943	29,309
Prepaid expenses and other assets	4,920	3,676
Prepaid income taxes	1,545	1,167
Deferred tax assets	654	666
Total current assets	60,560	61,240
Property and equipment, net	7,716	9,323
Other Assets:
Deferred debt issue costs, net	6,603	7,203
Deposits and other noncurrent assets	596	637
Goodwill	139,681	177,774
Intangible assets, net	66,023	69,603
	212,903	255,217
	$281,179	$325,780
Liabilities and Members' Deficit
Current Liabilities
Current portion of long-term debt	$2,150	$1,633
Current portion of fair value of contingent consideration	4,631	4,284
Accounts payable, accrued expenses and other current liabilities	18,397	16,674
Accrued compensation	7,967	6,518
Accrued interest	8,871	13,626
Total current liabilities	42,016	42,735
Long-term debt, net of current portion	383,541	369,214
Deferred tax liabilities	7,469	9,115
Accrued management fees, related party	7,933	6,018
Fair value of contingent consideration, net of current portion	7,919	4,766
Other liabilities	1,071	1,506
Members' Deficit	(168,770)	(107,574)
	$281,179	$325,780

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2015 and 2014

Unaudited

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenue	$69,683	$63,045	$193,722	$180,874
Operating costs and expenses:
Cost of services	36,925	33,712	106,164	97,939
Selling, general and administrative expenses	16,747	15,273	49,495	44,963
Provision for doubtful accounts	4,228	4,284	12,731	12,019
Intangible asset amortization expense	4,807	4,560	14,168	13,419
Management fees, related party	697	631	1,914	1,819
Impairment of goodwill	—	—	39,641	—
Acquisition and business development costs	297	303	694	744
Change in fair value of contingent consideration	180	80	686	(462)
Total operating costs and expenses	63,881	58,843	225,493	170,441
Income (loss) from operations	5,802	4,202	(31,771)	10,433
Other income (expense):
Interest expense	(10,490)	(9,299)	(30,434)	(26,072)
Write-off of deferred debt issue costs	—	(1,639)	—	(1,639)
Loss on extinguishment of debt	—	(805)	—	(805)
Other income	(2)	1	4	15
Total other expense, net	(10,492)	(11,742)	(30,430)	(28,501)
Loss before income taxes	(4,690)	(7,540)	(62,201)	(18,068)
Income tax provision (benefit )	10	(218)	(812)	(1,249)
Net loss	$(4,700)	$(7,322)	$(61,389)	$(16,819)

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2015 and 2014

Unaudited

(in thousands)

	2015	2014
Cash Flows From Operating Activities
Net loss	$(61,389)	$(16,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,371	16,790
Amortization of deferred debt issue costs	1,542	1,451
Amortization of original issue discount on debt	818	435
Deferred income taxes	(1,553)	(1,249)
Equity compensation costs	193	376
Change in fair value of contingent consideration	686	(462)
Impairment of goodwill	39,641	—
Write-off of deferred debt issue costs	—	1,639
Loss on extinguishment of debt	—	805
Gain on disposal of property	—	(15)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,724)	(3,074)
Prepaid expenses and other assets	(1,449)	1,175
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	2,440	1,925
Accrued compensation	1,428	(1,527)
Accrued interest	(4,755)	(3,161)
Net cash used in operating activities	(6,751)	(1,711)
Cash Flows From Investing Activities
Purchases of property and equipment	(1,093)	(1,753)
(Increase) decrease in deposits and other noncurrent assets	(40)	3
Contingent note repayments	—	1,213
Payment of contingent notes	(2,296)	(1,490)
Businesses acquired, net of cash acquired	(8,813)	(14,887)
Net cash used in investing activities	(12,242)	(16,914)
Cash Flows From Financing Activities
Payments of capital lease obligations	(59)	(94)
Repayments under term loan facility	(500)	(102,500)
Borrowings under new term loan facility	15,070	169,575
Payments of subordinated notes payable	(500)	(750)
Net repayments under revolver	—	(22,200)
Payment of debt issuance costs	(942)	(4,732)
Net cash provided by financing activities	13,069	39,299
Net (decrease) increase in cash and cash equivalents	(5,924)	20,674
Cash and cash equivalents, beginning of period	26,422	1,407
Cash and cash equivalents, end of period	$20,498	$22,081

(Continued)

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Cash Flows - (Continued)

Nine Months Ended September 30, 2015 and 2014

Unaudited

(in thousands)

	2015	2014
Supplemental Disclosures of Cash Flow Information
Cash interest payments	$32,884	$27,283
Cash tax payments	$918	$155

Supplemental Schedule of Noncash Investing and Financing Activities
Fair value of contingent consideration issued in acquisitions	$5,110	$1,270
Capital assets recorded under non-cash transactions	$503	$612

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1.	Nature of Business and Significant Accounting Policies

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

The accompanying condensed consolidated balance sheet as of December 31, 2014, which was derived from the audited consolidated financial statements as of December 31, 2014 of Aurora Diagnostics Holdings, LLC, and the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2015 and 2014 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2014.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2015.

Working Capital

The Company requires significant cash flow to service its debt obligations. The reductions in Medicare reimbursement for 2013 and 2014, and the corresponding reduction in reimbursement from non-governmental payors, have had a significant negative impact on the Company’s cash flows. As of September 30, 2015, the Company had $30.0 million available under its revolving credit facility for general operations. The Company may undertake acquisitions which it believes would add to earnings and performance with respect to the credit facility covenants. Nonetheless, the Company may not achieve all of its business goals and objectives and events beyond its control could affect its ability to meet these financial tests and ratios and limit its ability to access the amounts otherwise available under its Company’s revolving credit facility.

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

Deferred debt issue costs

In connection with the $220.0 million New Credit Facility entered into on July 31, 2014, as further described in Note 6, the Company incurred $4.8 million of direct costs, which were deferred and are being amortized to interest expense using the effective interest method over the term of the New Credit Facility, which has a maturity of five years, or earlier under certain circumstances. At closing on July 31, 2014, the Company used a portion of the proceeds from the New Credit Facility to retire its previous credit facility and recorded a non-cash charge of $1.6 million to write off the unamortized balance of the deferred issuance costs related to the previous credit facility and a non-cash loss on extinguishment of debt of $0.8 million for the related original issue discount. During the nine months ended September 30, 2015 the Company incurred an additional $0.9 million of direct costs related to the $40 million delayed draw term loan B facility, added under the second amendment to the New Credit Facility, which were deferred and are being amortized to interest expense using the effective interest method over the remaining term of the New Credit Facility.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods ending after December 15, 2016 and interim periods beginning after December 15, 2016. The adoption of ASU 2014-15 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

In April 2015, the FASB issued ASU 2015-3, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” and, in August 2015, issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” The amendments in these updates require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standards update. The new guidance, which is to be applied on a retrospective basis, is effective for reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the new accounting guidance on its consolidated financial statements and has not determined the impact of adoption on its consolidated financial statements.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The standard requires that adjustments made to provisional amounts recognized in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. ASU 2015-16 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and early adoption is permitted. The Company has adopted ASU 2015-16, and the adoption did not have a material effect on the Company’s financial position, results of operations or cash flows.

Note 2.	Acquisitions

The Company has made strategic acquisitions of local laboratories to achieve greater economies of scale and expand or augment its geographic presence.

2014 Acquisitions

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

July 15, 2015 Acquisition

On July 15, 2015, the Company acquired the assets of two pathology practices and a billing service, all located in Texas. The Company paid a total of $8.8 million at closing and issued contingent notes payable over six years. Payments under the contingent notes will be paid annually, up to a maximum of $9.3 million, subject to the retention of certain key facility contracts and the cash received under specified client contracts. The Company used the available cash under its $25.0 million delayed draw term loan to pay the $8.8 million cash portion of the purchase price for the acquisition. The Company’s allocation of the purchase price to the net assets acquired is preliminary, pending final review, and is expected to be finalized by December 31, 2015.

The following table summarizes the estimated aggregate fair value of the assets acquired and liabilities assumed in connection with the July 15, 2015 acquisition (in thousands):

Accounts receivable	$1,910
Other assets	173
Intangible assets	10,588
Goodwill	1,548
Assets acquired	14,219

Accounts payable and accrued expenses	296
Fair value of contingent consideration	5,110
Liabilities assumed	5,406

Net assets acquired	$8,813

Intangible assets acquired as the result of a business combination are recognized at fair value as an asset apart from goodwill if the asset arises from contractual or other legal rights or if it is separable. The Company’s intangible assets, which principally consist of the fair value of customer relationships, health care facility agreements and non-competition agreements acquired in connection with the acquisition of diagnostic companies, are capitalized and amortized on the straight-line method over their useful life, which generally ranges from 3 to 15 years.  The $1.5 million of goodwill recognized in the acquisition is deductible over 15 years for federal income tax purposes.

Pro-forma information (unaudited)

The accompanying condensed consolidated financial statements include the results of operations of the 2014 and July 15, 2015 acquisitions from the date acquired through September 30, 2015. The 2014 and July 15, 2015 acquisitions contributed $6.5 million and $12.7 million of revenue for the three and nine months ended September 30, 2015, respectively, and $1.6 million and $2.3 million of net income for the three months and nine months ended September 30, 2015, respectively. The 2014 acquisitions contributed $1.5 million of revenue and $0.2 million of net income for both the three months and nine months ended September 30, 2014.

The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the 2014 and July 15, 2015 acquisitions for the three and nine months ended September 30, 2014, after giving effect to amortization, depreciation, income tax, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 2014. Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2014 and July 15, 2015 acquisitions and does not include operational or other changes which might have been effected by the Company. The unaudited pro forma information for the three and nine months ended September 30, 2015 and 2014 presented below is for illustrative purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenue	$70,187	$67,957	$200,616	$198,234

Net loss	$(4,602)	$(6,455)	$(60,045)	$(14,072)

Note 3.	Accounts Receivable

Accounts receivable consist of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014
Accounts Receivable	$49,477	$44,394
Less: Allowance for doubtful accounts	(16,534)	(15,085)
Accounts receivable, net	$32,943	$29,309

Note 4.	Goodwill and Intangible Assets

The following table presents adjustments to goodwill during the nine months ended September 30, 2015 and the year ended December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014
Goodwill, beginning of period	$177,774	$193,992
Acquisitions	1,548	11,123
Goodwill impairment	(39,641)	(27,341)
Goodwill, end of period	$139,681	$177,774

The Company’s balances for intangible assets as of September 30, 2015 and December 31, 2014 and the related accumulated amortization are set forth in the table below (in thousands):

		Weighted Average	September 30, 2015
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	8	$130,748	$(95,560)	$35,188
Health care facility agreements	15	15	39,220	(9,521)	29,699
Noncompete agreements	3 – 5	4	5,539	(4,403)	1,136
Total intangible assets			$175,507	$(109,484)	$66,023

		Weighted Average	December 31, 2014
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	8	$130,630	$(83,634)	$46,996
Health care facility agreements	15	15	29,240	(7,684)	21,556
Noncompete agreements	3 – 5	4	5,049	(3,998)	1,051
Total intangible assets			$164,919	$(95,316)	$69,603

For the nine months ended September 30, 2015 and 2014, the Company recorded amortization expense of $14.2 million and $13.4 million, respectively, related to its intangible assets. As of September 30, 2015, estimated future amortization expense is as follows (in thousands):

Year Ending December 31,
Remainder of 2015	$4,811
2016	18,951
2017	13,316
2018	5,911
2019	4,082
Thereafter	18,952
$66,023

Impairment of Goodwill and Other Intangible Assets

As of June 30, 2015, the Company identified indications of impairment at two of its reporting units. One of the reporting units exhibited lower margins and both of the reporting units experienced lower volume as a result of competition to such an extent as to indicate potential impairment. Regarding these reporting units, the Company believes the reduction in volume due to attrition in the client base resulted in reductions in the fair values of the reporting units below their carrying values.

As of June 30, 2015, the Company tested goodwill for impairment at these two reporting units and recorded non-cash impairment charges of $39.6 million to write down the carrying value of goodwill. As of September 30, 2015 and December 31, 2014, the Company had accumulated impairment charges related to goodwill of $287.5 million and $247.9 million, respectively.

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

Accounts payable, accrued expenses and other current liabilities as of September 30, 2015 and December 31, 2014 consist of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accounts payable	$7,860	$6,581
Reserve for medical claims	3,045	3,176
Other accrued expenses	7,492	6,917
	$18,397	$16,674

Note 6.	Long-Term Debt

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

On July 31, 2014 the Company entered into a new $220.0 million credit facility with Cerberus Business Finance, LLC, which is referred to as the New Credit Facility. The New Credit Facility consists of a $165.0 million initial term loan, $30.0 million revolving credit line and $25.0 million delayed draw term loan. Prior to the amendments discussed below, the delayed draw term loan facility was available through July 31, 2015 to pay the consideration for acquisitions, as permitted under the New Credit Facility, including acquisition related fees and expenses. The Company used $145.6 million of the $165.0 million proceeds to retire its revolving credit facility due May 2015 and term loan facility due May 2016, including accrued interest and fees.

Each of the term loan, revolving credit line and delayed draw term loan under the New Credit Facility has a maturity of five years but is subject to a maturity date of October 14, 2017 if the Company’s Senior Notes are not refinanced or their maturity is not extended prior to such date. Under the outstanding term loans, quarterly principal repayments of $0.5 million became due commencing September 30, 2015 and continuing through December 31, 2016. Quarterly principal repayments increase to $0.9 million on March 31, 2017 through June 30, 2018 and to $1.3 million on September 30, 2018 and each quarter end thereafter, with the balance due at maturity. As of September 30, 2015, the balance outstanding under the term loan facility was $164.5 million and the balance outstanding under the delayed draw term loan facility was $25.0 million. As of September 30, 2015, no amounts were outstanding and the Company had $30.0 million available under its revolving credit facility.

The proceeds under the New Credit Facility were reduced by discounts of $5.1 million. Additionally, the Company used $3.9 million of the proceeds to pay issuance costs in connection with the New Credit Facility. The remaining $10.4 million balance of the proceeds under the New Credit Facility initial term loan and the funds available under the $30.0 million revolving credit line are intended to be used to execute future acquisitions and for the Company’s general working capital and operational needs. In connection with the retirement of its previous credit facility, for the three and nine months ended September 30, 2014, the Company recorded a non-cash charge of $1.6 million to write off the unamortized balance of deferred issuance costs and a non-cash loss on extinguishment of debt of $0.8 million for the related original issue discount.

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

In connection with the acquisition consummated by the Company on July 15, 2015, the Company borrowed the remaining $15.3 million available under the delayed draw term loan. The amount borrowed exceeded the total paid by the Company for eligible acquisitions, inclusive of related expenses, by $5.4 million. The Company entered into third and fourth amendments to its New Credit Facility that extended the period in which the Company is able to use the remaining $5.4 million availability under the $25.0 million delayed draw term loan from July 31, 2015, to October 31, 2015. The Company used the remaining $5.4 million for an acquisition completed on October 29, 2015.

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

In connection with the final settlement of one of its contingent notes, effective June 26, 2013, the Company agreed to pay $2.0 million in 24 equal monthly installments, plus 8 percent interest on the unpaid balance, through June 2015. As of December 31, 2014, the unpaid principal balance under this subordinated note was $0.5 million. As of September 30, 2015, this subordinated note was fully repaid.

Long-term debt consists of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014
Senior Notes	$200,000	$200,000
Initial term loan	164,500	165,000
Delayed draw term loan (original)	25,000	9,700
Notes payable	200	700
Capital lease obligations	151	195
	389,851	375,595
Less:
Original issue discount, net	(4,160)	(4,748)
Current portion	(2,150)	(1,633)
Long-term debt, net of current portion	$383,541	$369,214

As of September 30, 2015, estimated future debt principal payments are as follows (in thousands):

Year Ending December 31,
Remainder of 2015	$591
2016	2,148
2017	3,608
2018	204,254
2019 *	179,250
$389,851

*  The estimated future debt principal payments in 2019 reflect the maturity of the Company’s New Credit Facility which is subject to a maturity date of October 14, 2017 and would be repaid in 2017 if the Company’s Senior Notes are not refinanced or their maturity is not extended prior to October 14, 2017.

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

As described in Note 2, in connection with the July 15, 2015 acquisition the Company issued contingent notes payable annually over six years, up to a maximum of $9.3 million, subject to the retention of certain key facility contracts. The fair value of the contingent notes issued was estimated at $5.1 million as of the date of acquisition.

In April 2014 the sellers in one of our acquisitions repaid $1.2 million to the Company in final settlement of their contingent notes. The Company also assumed approximately $0.1 million of liabilities and recorded a $1.1 million net gain as part of the change in fair value of contingent consideration in its condensed consolidated statement of operations for the nine months ended September 30, 2014.

Certain sellers have asserted the Company owes an aggregate of $2.7 million in connection with a contingent note issued in an acquisition.  The Company has asserted the sellers owe the Company a repayment of $2.8 million. The Company’s management believes its calculations are correct, but at this time cannot estimate what additional amount will ultimately be paid or recovered, if any, in connection with these contingent notes.

The Company made payments under contingent notes of $1.0 million and $2.3 million during the three and nine months ended September 30, 2015, respectively, and $1.5 million during the nine months ended September 30, 2014. The Company made no payments under contingent notes during the three months ended September 30, 2014. The total fair value of the contingent consideration reflected in the accompanying condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 is $12.6 million and $9.1 million, respectively.

Note 8.	Related Party Transactions

Acquisition Target Consulting Agreement

The Company has a professional services agreement with an entity owned by two of the Company’s members. Under this agreement, the entity provides certain acquisition target identification consulting services to the Company. In exchange for these services the Company pays to the entity a monthly retainer of $12,000, plus reimbursable expenses. The entity also earns a success fee of $65,000 for each identified acquisition consummated by the Company. The entity also will be paid a fee of 8 percent of revenue for certain new business development efforts as outlined in the professional services agreement. The Company paid the entity a total of $0.1 million during each of the three months ended September 30, 2015 and September 30, 2014, and $0.2 million and $0.3 million during the nine months ended September 30, 2015 and September 30, 2014, respectively. As of both September 30, 2015 and December 31, 2014, the Company owed the entity $13,000 under this arrangement.

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

In connection with the third amendment to the Company’s previous credit facility in April 2013, the Company agreed to not make any payments of management or similar fees until payment in full of all loans under the credit facility, provided that such management fees shall continue to accrue. Management fees to the Company’s members up to 1 percent of net revenue are permitted under the New Credit Facility and the Company continues to accrue management fees. However, the Company expects to pay no management fees through September 30, 2016. As of September 30, 2015 and December 31, 2014, $7.9 million and $6.0 million, respectively, of these management fees are reflected in long-term liabilities in the accompanying condensed consolidated balance sheets. The condensed consolidated statements of operations include management fees of $0.7 million and $0.6 million for the three month periods ended September 30, 2015 and 2014, respectively, and $1.9 million and $1.8 million for the nine month periods ended September 30, 2015 and 2014, respectively. The Company paid no management fees related to these management services agreements during the three month periods ended September 30, 2015 and 2014.

Facilities Lease Agreements

The Company currently leases five of its facilities from entities owned by physician employees or affiliated physicians who are also former owners of the acquired practices. The leases provide for monthly aggregate base payments of approximately $80,000 and expire in December 2015, April 2017, December 2019, October 2020 and June 2022. Rent paid to the related entities was $0.3 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively, and $0.7 million for each of the nine months ended September 30, 2015 and 2014.

Note 8.	Related Party Transactions (Continued)

Executive Management Agreement

On March 12, 2013, Daniel D. Crowley was appointed as the Chief Executive Officer and President of the Company. In connection with the appointment of Mr. Crowley, the Company entered into an agreement with Dynamic Healthcare Solutions (“DHS”), of which Mr. Crowley is the founder and a principal. Pursuant to the agreement, the Company pays DHS a monthly fee of $100,000, plus reasonable out of pocket expenses and hourly fees for DHS staff (other than Mr. Crowley) that provide services under the agreement. The agreement may be terminated by the Company with thirty days notice, subject to the payment of termination fees in certain circumstances as prescribed in the agreement. In addition, the agreement requires the Company to pay DHS a success fee in the event that a change of control of the Company occurs at any time during the term of the agreement or the one-year period following the termination of the agreement. The amount of the success fee would be based on the valuation of the Company at the time of the change of control. Other than the agreement with DHS, Mr. Crowley does not receive any direct or indirect compensation or benefits from the Company. The Company paid $0.8 million and $0.6 million to DHS during the three months ended September 30, 2015 and 2014, respectively, and $2.4 million and $1.8 million during the nine months ended September 30, 2015 and 2014, respectively. A retainer of $0.2 million is included in deposits and other non-current assets as of September 30, 2015 and December 31, 2014.

Healthcare Administration Services

Effective December 1, 2013 the Company entered into an agreement with HealthSmart Benefit Solutions, Inc. (“HBS”), of which Mr. Crowley served as the Executive Chairman and President through July 2014. Pursuant to the agreement, the Company paid fees to HBS of approximately $20,000 per month to process claims under its self-insured health benefits plan and to perform other health plan related services. Premiums for the Company’s stop loss coverage are collected by HBS and remitted to the coverage provider. Effective June 1, 2015, the Company transitioned the administration of its health plan benefits to another provider, however HBS will continue to process claims through May 31, 2016, for dates of service prior to June 1, 2015. The Company paid, inclusive of the stop loss premiums, to HBS $14,000 and $0.2 million, during the three months ended September 30, 2015 and 2014, respectively, and $1.2 million and $0.6 million during the nine months ended September 30, 2015 and 2014, respectively. No balance was owed by the Company to HBS as of September 30, 2015 and December 31, 2014.

Acquisition Consulting Services

The Company has engaged Crowley Corporate Legal Strategy (“CCLS”), on an as needed basis, to provide legal services. Matt Crowley is a principal of CCLS and son of Daniel D. Crowley, the Company’s Chief Executive Officer. The Company paid to CCLS $45,000 and $36,000, during the three months ended September 30, 2015 and 2014, respectively, and $91,000 and $87,000 during the nine months ended September 30, 2015 and 2014, respectively.

Note 9.	Equity-Based Compensation

On July 6, 2011, the Company adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan for the grant of options to purchase units of Aurora Diagnostics Holdings, LLC to employees, officers, managers, consultants and advisors of the Company and its affiliates. As of September 30, 2015, the Company has authorized the grant of up to 1,931,129 options and reserved the equivalent number of units for issuance upon the future exercise of awards pursuant to the plan. As of September 30, 2015, 1,547,500 options were outstanding and an additional 383,629 options were available for grant. Out of the total 1,547,500 options outstanding as of September 30, 2015, 734,450 were vested and 813,050 were unvested.

During the nine months ended September 30, 2015, 115,000 options were granted with an exercise price of $2.00 and 215,500 options were cancelled. No options were exercised in the year ended December 31, 2014 or the nine months ended September 30, 2015. Selling, general and administrative expenses included equity compensation expense of $55,000 and $0.1 million for the three months ended September 30, 2015 and 2014, respectively, and $0.2 million and $0.4 million during the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the total remaining unamortized equity compensation cost was approximately $0.2 million.

The following table shows the weighted average grant date fair values of options and the weighted average assumptions that the Company used to develop the fair value estimates for the nine months ended September 30, 2015:

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

The Company may also, from time to time, be involved with legal actions related to the acquisition of and affiliation with physician practices, the prior conduct of such practices, or the employment (and restriction on competition) of its physicians. There can be no assurance any costs or liabilities for which the Company becomes responsible in connection with such claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. The Company had accrued $3.0 million and $3.2 million as of September 30, 2015 and December 31, 2014, respectively, for medical malpractice claims.

During 2011, the Company received claims of overpayments from the U.S. Veterans Administration, or VA, for a total of $1.6 million. In August 2015, the Company and the VA entered into a final settlement, under which the Company will pay $1.2 million to the VA in twelve monthly installments of $100,000. As of September 30, 2015 and December 31, 2014, the Company had recorded an accrued liability for the settlement of $1.1 million and $1.2 million, respectively.

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

Future payments under contingent notes will be made if the practices achieve stipulated levels of results as outlined in their respective agreements. Any future payments of contingent consideration will be reflected in the change in the fair value of the contingent consideration. As of September 30, 2015, the fair value of contingent consideration related to acquisitions was $12.6 million, representing the present value of approximately $17.8 million in estimated future payments through 2021.

Purchase Obligations

The Company has entered into non-cancelable commitments to purchase reagents and other laboratory supplies. Under these agreements, the Company must purchase minimum amounts of reagents and other laboratory supplies through 2018.

At September 30, 2015, the remaining minimum purchase commitments are as follows:

Year Ending December 31,
Remainder of 2015	$535
2016	1,947
2017	1,861
2018	1,101
2019	154
$5,598

In connection with these commitments, the Company received lab testing equipment, to which the Company has either received title, or will receive title upon fulfillment of its purchase obligations under the respective commitment. The Company recorded the obligation under purchase commitment for the fair market value of the equipment, reduced by the cash paid. The remaining obligations under purchase commitments included in other liabilities in the accompanying condensed consolidated balance sheets were $1.1 million and $1.5 million as of September 30, 2015 and December 31, 2014, respectively.

Note 11.	Fair Value of Financial Instruments

Recurring Fair Value Measurements

As of September 30, 2015 and December 31, 2014, the fair value of contingent consideration related to acquisitions was $12.6 million and $9.1 million, respectively. The fair value of contingent consideration is derived using valuation techniques that incorporate unobservable inputs and are considered Level 3 items. The Company utilizes a present value of estimated future payments approach to estimate the fair value of the contingent consideration. Estimates for fair value of contingent consideration primarily involve two inputs, which are (i) the projections of the financial performance of the acquired practices that are used to calculate the amount of the payments and (ii) the discount rates used to calculate the present value of future payments. Changes in either of these inputs will impact the estimated fair value of contingent consideration. At September 30, 2015 the discount rates ranged from 16 percent to 20 percent.

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of September 30, 2015 (in thousands):

			Significant Other	Significant
		Quoted Prices	Observable	Unobservable
		in Active Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Current portion of fair value of contingent consideration	$4,631	$—	$—	$4,631
Fair value of contingent consideration, net of current portion	$7,919	$—	$—	$7,919

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of December 31, 2014 (in thousands):

			Significant Other	Significant
		Quoted Prices	Observable	Unobservable
		in Active Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Current portion of fair value of contingent consideration	$4,284	$—	$—	$4,284
Fair value of contingent consideration, net of current portion	$4,766	$—	$—	$4,766

The following is a roll-forward of the Company’s Level 3 fair value instruments for the nine months ended September 30, 2015 (in thousands):

	Beginning	Total (Gains) /			Ending
	Balance	Losses Realized			Balance
	January 1st	and Unrealized	Issuances	Settlements	September 30th

Contingent consideration	$9,050	$686	$5,110	$(2,296)	$12,550

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

As of September 30, 2015 and December 31, 2014, the carrying amounts of cash, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value based on the short maturity of these instruments. As of September 30, 2015 and December 31, 2014, the fair value of the Company’s debt was $358.0 million and $349.3 million, respectively. The Company uses quoted market prices and yields for the same or similar types of borrowings in active markets when available to determine the fair value of the Company’s debt. These fair values are considered Level 2 items.

Note 12.	Income Taxes

The Company is a Delaware limited liability company. For federal income tax purposes, the Company is treated as a partnership. Accordingly, the Company is generally not subject to income taxes and the income attributable to the limited liability company is distributed to the members in accordance with the terms of the operating agreement. However, certain of the Company’s subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The provision for income taxes for these subsidiaries is reflected in the Company’s condensed consolidated financial statements and includes federal and state taxes currently payable and changes in deferred tax assets and liabilities, excluding the establishment of deferred tax assets and liabilities related to acquisitions. The provision for federal and state taxes was $10,000 for the three months ended September 30, 2015 and the benefit for federal and state taxes was $0.2 million for the three months ended September 30, 2014. The benefit for federal and state taxes was $0.8 million and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively.

Note 13.	Subsequent Event

On October 29, 2015, the Company acquired 100 percent of the equity of Laboratory Medicine of Greater Toledo, Inc., an Ohio based pathology practice. The Company paid a total of $6.6 million at closing and issued contingent notes payable over three years.  Payments under the contingent notes will be paid annually, up to a maximum of $2.7 million, based on the future performance of the acquired practice. The Company used the $5.4 million borrowed in July 2015 under its original $25 million delayed draw term loan plus cash on hand to pay the $6.6 million cash portion of the purchase price for the acquisition. The Company is in the process of allocating the purchase price to the assets acquired.

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

The following tables present consolidating financial information as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 for (i) Aurora Diagnostics Holdings, LLC, (ii) on a combined basis, the subsidiaries of the Company that are guarantors of the Company’s Senior Notes (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of the Company that are not guarantors of the Company’s Senior Notes (the “Non-Guarantor Subsidiaries”). For presentation in the following tables, Subsidiary Guarantors includes revenue and expenses and assets and liabilities for those subsidiaries directly or indirectly 100 percent owned by the Company, including those entities that have contractual arrangements with affiliated physician groups. Essentially, all property and equipment reflected in the accompanying condensed consolidated balance sheets collateralize the Company’s debt. As such, as of September 30, 2015 and December 31, 2014, $2.2 million and $2.4 million, respectively, of property and equipment held by Non-Guarantor Subsidiaries are reflected under Subsidiary Guarantors in the following tables.

Condensed Consolidating Balance Sheets (in thousands):

	Aurora
	Diagnostics	Subsidiary	Non-Guarantor	Consolidating	Consolidated
September 30, 2015	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$20,375	$46	$77	$—	$20,498
Accounts receivable, net	—	16,474	16,469	—	32,943
Prepaid expenses and other assets	2,985	1,200	735	—	4,920
Prepaid income taxes	14	560	971	—	1,545
Deferred tax assets	—	—	654	—	654
Total current assets	23,374	18,280	18,906	—	60,560
Property and equipment, net	1,946	5,770	—	—	7,716
Other Assets:
Intercompany receivable	317,362	—	—	(317,362)	—
Deferred debt issue costs, net	6,603	—	—	—	6,603
Deposits and other noncurrent assets	345	143	108	—	596
Goodwill	—	87,250	52,431	—	139,681
Intangible assets, net	—	33,170	32,853	—	66,023
	324,310	120,563	85,392	(317,362)	212,903
	$349,630	$144,613	$104,298	$(317,362)	$281,179
Liabilities and Members' Deficit
Current Liabilities
Current portion of long-term debt	$2,020	$130	$—	$—	$2,150
Current portion of fair value of contingent consideration	—	400	4,231	—	4,631
Accounts payable, accrued expenses and other current liabilities	11,799	2,467	4,131	—	18,397
Accrued compensation	2,283	3,176	2,508	—	7,967
Accrued interest	8,871	—	—	—	8,871
Total current liabilities	24,973	6,173	10,870	—	42,016
Intercompany payable	—	236,240	81,122	(317,362)	—
Long-term debt, net of current portion	383,411	130	—	—	383,541
Deferred tax liabilities	—	2,687	4,782	—	7,469
Accrued management fees, related party	7,933	—	—	—	7,933
Fair value of contingent consideration, net of current portion	—	470	7,449	—	7,919
Other liabilities	996	—	75	—	1,071
Members' Deficit	(67,683)	(101,087)	—	—	(168,770)
	$349,630	$144,613	$104,298	$(317,362)	$281,179

	Aurora
	Diagnostics	Subsidiary	Non-Guarantor	Consolidating	Consolidated
December 31, 2014	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$26,209	$192	$21	$—	$26,422
Accounts receivable, net	—	14,677	14,632	—	29,309
Prepaid expenses and other assets	2,018	1,088	570	—	3,676
Prepaid income taxes	—	296	871	—	1,167
Deferred tax assets	—	(25)	691	—	666
Total current assets	28,227	16,228	16,785	—	61,240
Property and equipment, net	2,572	6,751	—	—	9,323
Other Assets:
Intercompany receivable	351,769	—	—	(351,769)	—
Deferred debt issue costs, net	7,203	—	—	—	7,203
Deposits and other noncurrent assets	345	223	69	—	637
Goodwill	—	123,251	54,523	—	177,774
Intangible assets, net	—	42,450	27,153	—	69,603
	359,317	165,924	81,745	(351,769)	255,217
	$390,116	$188,903	$98,530	$(351,769)	$325,780
Liabilities and Members' Deficit
Current Liabilities
Current portion of long-term debt	$1,519	$114	$—	$—	$1,633
Current portion of fair value of contingent consideration	—	352	3,932	—	4,284
Accounts payable, accrued expenses and other current liabilities	10,663	2,850	3,161	—	16,674
Accrued compensation	3,435	1,571	1,512	—	6,518
Accrued interest	13,626	—	—	—	13,626
Total current liabilities	29,243	4,887	8,605	—	42,735
Intercompany payable	—	271,818	79,951	(351,769)	—
Long-term debt, net of current portion	369,063	151	—	—	369,214
Deferred tax liabilities	—	3,589	5,526	—	9,115
Accrued management fees, related party	6,018	—	—	—	6,018
Fair value of contingent consideration, net of current portion	—	408	4,358	—	4,766
Other liabilities	1,416	—	90	—	1,506
Members' Deficit	(15,624)	(91,950)	—	—	(107,574)
	$390,116	$188,903	$98,530	$(351,769)	$325,780

Condensed Consolidating Statements of Operations (in thousands):

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
September 30, 2015	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$39,330	$30,353	$69,683
Operating costs and expenses:
Cost of services	—	15,809	21,116	36,925
Selling, general and administrative expenses	5,682	6,495	4,570	16,747
Provision for doubtful accounts	—	2,300	1,928	4,228
Intangible asset amortization expense	—	3,111	1,696	4,807
Management fees	2,772	—	(2,075)	697
Impairment of goodwill	—	—	—	—
Acquisition and business development costs	297	—	—	297
Change in fair value of contingent consideration	—	40	140	180
Total operating costs and expenses	8,751	27,755	27,375	63,881
Income (loss) from operations	(8,751)	11,575	2,978	5,802
Other (expense) income:
Interest expense	(7,309)	(479)	(2,702)	(10,490)
Other income	(2)	—	—	(2)
Total other expense, net	(7,311)	(479)	(2,702)	(10,492)
Loss before income taxes	(16,062)	11,096	276	(4,690)
Income tax provision (benefit)	—	(266)	276	10
Net loss	$(16,062)	$11,362	$—	$(4,700)

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
September 30, 2014	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$35,117	$27,928	$63,045
Operating costs and expenses:
Cost of services	—	14,021	19,691	33,712
Selling, general and administrative expenses	4,986	5,827	4,460	15,273
Provision for doubtful accounts	—	2,024	2,260	4,284
Intangible asset amortization expense	—	2,886	1,674	4,560
Management fees	(1)	2,806	(2,174)	631
Acquisition and business development costs	303	—	—	303
Change in fair value of contingent consideration	—	220	(140)	80
Total operating costs and expenses	5,288	27,784	25,771	58,843
Income (loss) from operations	(5,288)	7,333	2,157	4,202
Other (expense) income:
Interest expense	(6,569)	(233)	(2,497)	(9,299)
Write-off of deferred debt issue costs	(1,639)	—	—	(1,639)
Loss on extinguishment of debt	(805)	—	—	(805)
Other income	—	1	—	1
Total other expense, net	(9,013)	(232)	(2,497)	(11,742)
Income (loss) before income taxes	(14,301)	7,101	(340)	(7,540)
Income tax provision (benefit)	—	122	(340)	(218)
Net income (loss)	$(14,301)	$6,979	$—	$(7,322)

	Aurora
For the Nine Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
September 30, 2015	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$110,217	$83,505	$193,722
Operating costs and expenses:
Cost of services	—	45,582	60,582	106,164
Selling, general and administrative expenses	16,384	19,662	13,449	49,495
Provision for doubtful accounts	—	7,206	5,525	12,731
Intangible asset amortization expense	—	9,398	4,770	14,168
Management fees	14,077	—	(12,163)	1,914
Impairment of goodwill	—	36,001	3,640	39,641
Acquisition and business development costs	694	—	—	694
Change in fair value of contingent consideration	—	110	576	686
Total operating costs and expenses	31,155	117,959	76,379	225,493
Income (loss) from operations	(31,155)	(7,742)	7,126	(31,771)
Other (expense) income:
Interest expense	(21,097)	(1,556)	(7,781)	(30,434)
Other income	—	1	3	4
Total other expense, net	(21,097)	(1,555)	(7,778)	(30,430)
Income (loss) before income taxes	(52,252)	(9,297)	(652)	(62,201)
Income tax benefit	—	(160)	(652)	(812)
Net loss	$(52,252)	$(9,137)	$—	$(61,389)

	Aurora
For the Nine Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
September 30, 2014	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$101,150	$79,724	$180,874
Operating costs and expenses:
Cost of services	—	41,016	56,923	97,939
Selling, general and administrative expenses	14,880	17,440	12,643	44,963
Provision for doubtful accounts	—	5,553	6,466	12,019
Intangible asset amortization expense	—	8,658	4,761	13,419
Management fees	(145)	8,488	(6,524)	1,819
Acquisition and business development costs	744	—	—	744
Change in fair value of contingent consideration	—	442	(904)	(462)
Total operating costs and expenses	15,479	81,597	73,365	170,441
Income (loss) from operations	(15,479)	19,553	6,359	10,433
Other (expense) income:
Interest expense	(17,886)	(697)	(7,489)	(26,072)
Write-off of deferred debt issue costs	(1,639)	—	—	(1,639)
Loss on extinguishment of debt	(805)	—	—	(805)
Other income	—	15	—	15
Total other expense, net	(20,330)	(682)	(7,489)	(28,501)
Income (loss) before income taxes	(35,809)	18,871	(1,130)	(18,068)
Income tax benefit	—	(119)	(1,130)	(1,249)
Net income (loss)	$(35,809)	$18,990	$—	$(16,819)

Condensed Consolidating Statements of Cash Flows (in thousands):

	Aurora
For the Nine Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
September 30, 2015	Holdings, LLC	Guarantors	Subsidiaries	Total
Net loss	$(52,252)	$(9,137)	$—	$(61,389)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	3,493	46,926	8,279	58,698
Changes in assets and liabilities	39,115	(37,248)	(5,927)	(4,060)
Net cash (used in) provided by operating activities	(9,644)	541	2,352	(6,751)
Net cash used in investing activities	(9,300)	(646)	(2,296)	(12,242)
Net cash provided by (used in) financing activities	13,110	(41)	—	13,069
Net increase (decrease) in cash	(5,834)	(146)	56	(5,924)
Cash and cash equivalents, beginning of period	26,209	192	21	26,422
Cash and cash equivalents, end of period	$20,375	$46	$77	$20,498

	Aurora
For the Nine Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
September 30, 2014	Holdings, LLC	Guarantors	Subsidiaries	Total
Net income (loss)	$(35,809)	$18,990	$—	$(16,819)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities	5,541	11,501	2,728	19,770
Changes in assets and liabilities	25,732	(28,750)	(1,644)	(4,662)
Net cash provided by (used in) operating activities	(4,536)	1,741	1,084	(1,711)
Net cash provided by (used in) investing activities	(15,881)	(1,647)	614	(16,914)
Net cash provided by (used in) financing activities	39,393	(94)	—	39,299
Net increase in cash	18,976	—	1,698	20,674
Cash and cash equivalents, beginning of period	1,200	—	207	1,407
Cash and cash equivalents, end of period	$20,176	$—	$1,905	$22,081

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On October 30, 2015, CMS issued its Final Physician Fee Schedule Rule for 2016, which adopted new policies that will go into effect in January 2016. In the Proposed Physician Fee Schedule Rule for 2016, CMS has adopted reductions to the payments for some tests, including FISH, immunohistochemistry, and flow cytometry. CMS has also stated that certain flow cytometry and Immunohistochemistry codes may be considered “misvalued” under current criteria, which could trigger additional scrutiny of these codes in the future. Our initial review of the Final Rule suggests that the impact of the changes could be an increase of approximately $2.1 million in our annualized Medicare revenue, inclusive of acquisitions completed through September 30, 2015.

As a result of PAMA, Medicare will make significant changes in the Clinical Laboratory Fee Schedule (CLFS), which CMS currently uses to pay for clinical laboratory services. PAMA requires laboratories to report the amount that they are paid by third party payors for each test and CMS will use this data to calculate a weighted median for each test. The resulting amount will become the new price for the applicable test effective on January 1, 2017, although reductions will be phased in over time. Prices will be reported every three years for most tests. However, certain complex tests, termed “Advanced Diagnostic Laboratory Tests,” will be required to report annually. On September 25, 2015, CMS issued a Proposed Rule that proposes additional requirements and discusses how CMS intends to implement these requirements. At this time, it is not clear when these requirements will be finalized and if CMS will be able meet the deadlines set out in PAMA. Because most of our tests are paid on the Physician Fee Schedule, rather than the CLFS, it is not clear what the impact of these changes will be on our revenues.

On July 31, 2014, the FDA informed Congress that it intended to change its long-standing policy of exercising enforcement discretion with regard to Laboratory Developed Tests (“LDTs”), which are those laboratory tests developed and utilized within a single laboratory and not otherwise sold as “kits” to outside entities. On October 3, 2014, FDA issued two proposed Guidances, which would, if finalized, implement that policy change. If implemented, these Guidances would require laboratories that had LDTs to comply with FDA requirements applicable to medical devices, although FDA has proposed to phase in these requirements over a nine-year period. Currently the Company does not believe any of its tests qualify as LDTs, but if that were to change and if the Guidances are finalized, we might be required to comply with the FDA’s requirements.

Results of Operations

The following table outlines our results of operations as a percentage of net revenue for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenue	100.0%	100.0%	100%	100%
Operating costs and expenses:
Cost of services	53.0%	53.5%	54.8%	54.1%
Selling, general and administrative expenses	24.0%	24.2%	25.5%	24.9%
Provision for doubtful accounts	6.1%	6.8%	6.6%	6.6%
Intangible asset amortization expense	6.9%	7.2%	7.3%	7.4%
Management fees	1.0%	1.0%	1.0%	1.0%
Impairment of goodwill	0.0%	0.0%	20.5%	0.0%
Acquisition and business development costs	0.4%	0.5%	0.4%	0.4%
Change in fair value of contingent consideration	0.3%	0.1%	0.4%	-0.3%
Total operating costs and expenses	91.7%	93.3%	116.4%	94.2%
Income (loss) from operations	8.3%	6.7%	-16.4%	5.8%
Other income (expense):
Interest expense	-15.1%	-14.7%	-15.7%	-14.4%
Write-off of deferred debt issue costs	0.0%	-2.6%	0.0%	-0.9%
Loss on extinguishment of debt	0.0%	-1.3%	0.0%	-0.4%
Other income / (expense)	0.0%	0.0%	0.0%	0.0%
Total other expense, net	-15.1%	-18.6%	-15.7%	-15.8%
Loss before income taxes	-6.7%	-11.9%	-32.1%	-10.0%
Income tax benefit	0.0%	-0.3%	-0.4%	-0.7%
Net Loss	-6.7%	-11.6%	-31.7%	-9.3%

Comparison of the Three Months Ended September 30, 2015 and 2014

Net revenue

Net revenue for the quarter ended September 30, 2015 was $69.7 million on accession volume of 538,000, inclusive of $4.8 million of revenue and 24,000 accessions from labs acquired after June 30, 2014. Net revenue at the labs we have operated for the full periods in both 2014 and 2015, which we refer to herein as our existing labs, increased by 2.9 percent, or approximately $1.9 million, to approximately $64.9 million for the quarter ended September 30, 2015, compared to $63.0 million for the quarter ended September 30, 2014. Same lab accession volume was 515,000 for the quarter ended September 30, 2015, compared to 506,000 for the quarter ended September 30, 2014. The average revenue per accession for our existing labs for the quarter ended September 30, 2015 increased by about 1% to $126, compared to $125 for the same period in 2014. The increase in same lab revenue was primarily related to higher Medicare reimbursement, including the 0.5% increase effective July 1, 2015, and approximately $0.5 million higher revenue from the Aurora Research Institute, which specializes in providing contract research services and bio specimens to pharmaceutical and diagnostic companies conducting research studies, and higher Medicare reimbursement.

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

On October 30, 2015, CMS issued its Final Physician Fee Schedule Rule for 2016, which adopted new policies that will go into effect in January 2016. Our initial review of the Final Rule suggests that the impact of the changes could be an increase of approximately $2.1 million in our annualized Medicare revenue, inclusive of acquisitions completed through September 30, 2015.

Effective January, 1, 2015, we adjusted the way we count our accession volume to better reflect our revenue per accession. Accession counts for all prior periods have been revised to reflect our current methodology.

Cost of services

Cost of services for the quarter ended September 30, 2015 was $36.9 million, including $2.1 million for labs acquired after June 30, 2014. Cost of services at existing labs increased approximately $1.1 million, or 3.3 percent, to $34.8 million for the quarter ended September 30, 2015, from $33.7 million for the quarter ended September 30, 2014, primarily as a result of higher payroll for physicians and other healthcare professionals, external consultations and lab supplies costs.

As a percentage of net revenue, cost of services was 53.0 percent for the quarter ended September 30, 2015, compared to 53.5 percent for the quarter ended September 30, 2014. Gross margin was 47.0 percent for the quarter ended September 30, 2015, compared to 46.5 percent for the quarter ended September 30, 2014. Cost of services and our related gross profit percentages may be positively or negatively impacted by market conditions and our service mix.

To better reflect their correlation to revenue, certain expenses in 2014 have been reclassified from selling, general and administrative to cost of services.

Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $1.4 million, or 9.7 percent, to $16.7 million for the quarter ended September 30, 2015 from $15.3 million for the quarter ended September 30, 2014. Compared to the corresponding period in the prior year, selling, general and administrative expenses at corporate increased by approximately $0.8 million due to higher personnel related costs, partially offset by a settlement to recover duplicate costs incurred for 2013 and 2014 financial statement audits. Selling, general and administrative expenses at our labs for the quarter ended September 30, 2015, compared to the quarter ended September 30, 2014, increased by approximately $0.6 million related to the operation of labs acquired after June 30, 2014.

As a percentage of net revenue, selling, general and administrative expenses were approximately 24.0 percent for the quarter ended September 30, 2015, compared to 24.2 percent for the quarter ended September 30, 2014.

Provision for doubtful accounts

Our provision for doubtful accounts decreased approximately $0.1 million, or 1.3 percent, to $4.2 million for the quarter ended September 30, 2015, from $4.3 million for the quarter ended September 30, 2014. As a percentage of net revenue, the provision for doubtful accounts decreased to 6.1 percent for the quarter ended September 30, 2015, compared to 6.8 percent for the quarter ended September 30, 2014. The decrease in the provision for doubtful accounts for the quarter ended September 30, 2015 reflects the collection of previously reserved receivables.

The Company’s consolidated provision for doubtful accounts could be positively or negatively impacted by various factors including, among other things, changes in payor mix and the provision for doubtful accounts for laboratories that we acquire.

Intangible asset amortization expense

Amortization expense increased to $4.8 million for the quarter ended September 30, 2015, from $4.6 million for the quarter ended September 30, 2014, as a result of amortization of finite lived intangible assets recorded for labs acquired after June 30, 2014. We generally amortize our intangible assets over lives ranging from 3 to 15 years.

Management fees

Management fees increased approximately $0.1 million, or 10.5 percent, to $0.7 million for the quarter ended September 30, 2015 from $0.6 million for the quarter ended September 30, 2014 as a result of the increase in revenue for the same period. Management fees are based on 1.0 percent of net revenue plus expenses.

Acquisition and business development costs

Transaction costs associated with our completed acquisitions and business development costs related to our prospecting and acquisition activity was approximately $0.3 million for each of the quarters ended September 30, 2015 and September 30, 2014.

Change in fair value of contingent consideration

For the quarter ended September 30, 2015 we recorded non-cash expense of $0.2 million for changes in the fair value of contingent consideration issued in connection with our acquisitions, compared to $80,000 for the quarter ended September 30, 2014. The change in fair value of contingent consideration results from revisions in our projections to reflect recent results, as well as other variables such as the discount rate, the valuation date and actual payments made.

Interest expense

Interest expense increased by approximately $1.2 million, to $10.5 million for the quarter ended September 30, 2015, compared to $9.3 million for the quarter ended September 30, 2014. The increase in interest expense resulted from approximately $26 million higher average debt balances as well as the higher interest rates applicable under our new credit facility entered into on July 31, 2014.

Provision for income taxes

We are a Delaware limited liability company for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Diagnostics Holdings, LLC in accordance with the terms of the Aurora Diagnostics Holdings, LLC Limited Liability Company Agreement. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The benefit from federal and state income taxes for these subsidiaries, as reflected in our condensed consolidated financial statements, amounted to $0.2 million for each of the quarters ended September 30, 2015 and September 30, 2014.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Net revenue

Net revenue for the nine months ended September 30, 2015 increased by approximately $12.8 million on accession volume of 1,542,000, to $193.7 million, inclusive of $11.1 million higher revenue and 77,000 higher accessions from labs acquired in 2014 and 2015. Net revenue at our existing labs increased by 1.0 percent, or approximately $1.7 million, to $181.0 million for the nine months ended September 30, 2015, compared to $179.3 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015 existing lab accession volume was 1,451,000, compared to 1,453,000 for the nine months ended September 30, 2014. The average revenue per accession for our existing labs for the nine months ended September 30, 2015 was $125, compared to $123 for the same period in 2014, which reflects higher existing lab revenue attributable to increased Medicare reimbursement rates and approximately $0.9 million higher revenue from the Aurora Research Institute.

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

Cost of services

Cost of services for the nine months ended September 30, 2015 was $106.2 million, including $6.5 million for labs acquired in 2014 and 2015. Cost of services at existing labs increased approximately $2.6 million, or 2.7 percent, to approximately $99.7 million for the nine months ended September 30, 2015, from $97.0 million for the nine months ended September 30, 2014, primarily as a result of higher tech processing costs and payroll for physicians and other healthcare professionals.

As a percentage of net revenue, cost of services was 54.8 percent for the nine months ended September 30, 2015, compared to 54.1 percent for the nine months ended September 30, 2014. Gross margin was 45.2 percent for the nine months ended September 30, 2015, compared to 45.9 percent for the nine months ended September 30, 2014. Cost of services and our related gross profit percentages may be positively or negatively impacted by market conditions and our service mix.

To better reflect their correlation to revenue, certain expenses in 2014 have been reclassified from selling, general and administrative to cost of services.

Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $4.5 million, or 10.1 percent, to $49.5 million for the nine months ended September 30, 2015 from $45.0 million for the nine months ended September 30, 2014. Labs acquired in 2014 and 2015 contributed $1.5 million to the increase in selling, general and administrative expenses. Compared to the corresponding period in the prior year, selling, general and administrative expenses at corporate increased by approximately $3.2 million due to higher payroll related costs, as well as higher consulting and legal costs. Selling, general and administrative expenses at our existing labs for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, decreased by approximately $0.2 million primarily related to lower health insurance costs.

As a percentage of net revenue, selling, general and administrative expenses were approximately 25.5 percent for the nine months ended September 30, 2015, compared to 24.9 percent for the nine months ended September 30, 2014.

Provision for doubtful accounts

Our provision for doubtful accounts increased approximately $0.7 million, or 5.9 percent, to $12.7 million for the nine months ended September 30, 2015, from $12.0 million for the nine months ended September 30, 2014. As a percentage of net revenue, the provision for doubtful accounts was 6.6 percent for both of the nine month periods ended September 30, 2015 and 2014. The increase in the provision for doubtful accounts for the nine months ended September 30, 2015, corresponds to an increase in revenue.

The Company’s consolidated provision for doubtful accounts could be positively or negatively impacted by various factors including, among other things, changes in payor mix and the provision for doubtful accounts for laboratories that we acquire.

Intangible asset amortization expense

Amortization expense increased to $14.2 million for the nine months ended September 30, 2015, from $13.4 million for the nine months ended September 30, 2014, as a result of amortization of finite lived intangible assets recorded in labs acquired in 2014 and 2015. We generally amortize our intangible assets over lives ranging from 3 to 15 years.

Management fees

Management fees increased to $1.9 million for the nine months ended September 30, 2015, from $1.8 million for the nine months ended September 30, 2014, as a result of higher revenue. Management fees are based on 1.0 percent of net revenue plus expenses.

Impairment of Goodwill

During the nine months ended September 30, 2015, we identified indications of impairment at two of our reporting units. One of the reporting units exhibited lower margins and both of the reporting units experienced lower volume as a result of competition to such an extent as to indicate potential impairment. Regarding these reporting units, we believe the reduction in volume due to attrition in the client base resulted in a reduction in the fair values of the reporting units below their carrying values. As of June 30, 2015, we tested goodwill for impairment at these two reporting units and recorded non-cash impairment charges of $39.6 million to write down the carrying value of goodwill.

Acquisition and business development costs

Transaction costs associated with our completed acquisitions and business development costs related to our prospecting and acquisition activity was approximately $0.7 million for each of the nine months ended September 30, 2015 and September 30, 2014.

Change in fair value of contingent consideration

For the nine months ended September 30, 2015 we recorded non-cash expense of $0.7 million for changes in the fair value of contingent consideration issued in connection with our acquisitions, primarily attributable to acquisitions in 2014 and 2015. This compares to gains of $0.5 million for the nine months ended September 30, 2014. The change in fair value of contingent consideration results from revisions in our projections to reflect recent results, as well as other variables such as the discount rate, the valuation date and actual payments made.

Interest expense

Interest expense increased by approximately $4.3 million, to $30.4 million for the nine months ended September 30, 2015, compared to $26.1 million for the nine months ended September 30, 2014. The increase in interest expense resulted from approximately $32 million higher average debt balances as well as the higher interest rates applicable under our new credit facility entered into on July 31, 2014.

Provision for income taxes

We are a Delaware limited liability company for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Diagnostics Holdings, LLC in accordance with the terms of the Aurora Diagnostics Holdings, LLC Limited Liability Company Agreement. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The benefit from federal and state income taxes for these subsidiaries, as reflected in our condensed consolidated financial statements, amounted to $0.8 million for the nine months ended September 30, 2015, compared to $1.2 million for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Since inception, we have primarily financed operations through capital contributions from our equityholders, long-term debt financing and cash flow from operations. We require significant cash flow to service our debt obligations. The reductions in Medicare reimbursement for 2013 and 2014, and the corresponding reduction in reimbursement from non-governmental payors, have had a significant negative impact on our cash flows. As of September 30, 2015, we had $30.0 million available under our revolving credit facility for general operations. Our management believes our cash and cash equivalents, together with cash from operations and the amount available under our revolving credit facility, will be sufficient to fund our working capital requirements through September 30, 2016. In order to access the amounts available under our revolving credit facility, we must meet the financial tests and ratios contained in our senior secured credit facility. Our management currently expects to meet these financial tests and ratios at least through September 30, 2016. We may undertake acquisitions which our management believes would add to earnings and performance with respect to the credit facility covenants. Nonetheless, we may not achieve all of our business goals and objectives and events beyond our control could affect our ability to meet these financial tests and ratios and limit our ability to access the amounts otherwise available under our revolving credit facility.

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

On July 31, 2014 we entered into a new $220.0 million credit facility with Cerberus Business Finance, LLC, which we refer to as the New Credit Facility. The New Credit Facility included a $165.0 million initial term loan, $30.0 million revolving credit line and $25.0 million delayed draw term loan. The delayed draw term loan facility, as amended, was available through October 31, 2015 to pay the consideration for acquisitions, as permitted under the New Credit Facility, including acquisition related fees and expenses.

Each of the term loan, revolving credit line and delayed draw term loan under the New Credit Facility has a maturity of five years but is subject to a maturity date of October 14, 2017 if our Senior Notes are not refinanced or their maturity is not extended prior to such date. Under the outstanding term loans, quarterly principal repayments of $0.5 million became due commencing on September 30, 2015 and continuing through December 31, 2016. Quarterly principal repayments increase to $0.9 million on March 31, 2017 through June 30, 2018 and to $1.3 million on September 30, 2018 and each quarter end thereafter, with the balance due at maturity. As of September 30, 2015, the balance outstanding under the term loan facility was $164.5 million and the balance outstanding under the delayed draw term loan facility was $25.0 million. As of September 30, 2015, no amounts were outstanding and we had $30.0 million available under our revolving credit facility.

The proceeds under the New Credit Facility were reduced by discounts of $5.1 million. We used $145.6 million of the $165.0 million proceeds to retire then outstanding revolving credit facility due May 2015 and term loan facility due May 2016, including accrued interest and fees. Additionally, we used $3.9 million of the proceeds to pay issuance costs in connection with the New Credit Facility. The remaining $10.4 million balance of the proceeds under the New Credit Facility initial term loan and the funds available under the $30.0 million revolving credit line were intended to be used to execute future acquisitions and for the Company’s general working capital and operational needs.

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

In connection with the acquisition we consummated on July 15, 2015, we borrowed the remaining $15.3 million available under the delayed draw term loan. The amount we borrowed exceeded the total we paid for eligible acquisitions, inclusive of related expenses, by $5.4 million. Subsequent amendments extended the remaining $5.4 million availability under the $25.0 million delayed draw term loan from July 31, 2015, to October 31, 2015. We used the remaining $5.4 million for an acquisition completed on October 29, 2015.

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

Contingent consideration for acquisitions

In connection with the majority of our acquisitions, we have agreed to pay additional consideration annually over future periods of three to six years, based upon the attainment of stipulated levels of operating results by each of the acquired entities, as defined in their respective agreements. We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. These estimates involve significant projections regarding future performance of the acquired practices. If actual future results differ significantly from current estimates, the actual payments for contingent consideration will differ correspondingly.

As of September 30, 2015, the fair value of contingent consideration was $12.6 million, representing the present value of approximately $17.8 million in estimated future payments through 2022. We made contingent note payments of $2.3 million and $1.5 million in the nine months ended September 30, 2015 and 2014, respectively.

Cash and Working Capital

As of September 30, 2015, we had cash and cash equivalents of $20.5 million and working capital of $18.5 million. Our primary uses of cash are to fund our operations, service debt, including payments due under our contingent notes, make acquisitions and purchase property and equipment. Cash used to fund our operations excludes the impact of non-cash items, such as the allowance for doubtful accounts, depreciation, impairments of goodwill and other intangible assets, changes in the fair value of the contingent consideration and non-cash stock-based compensation, and is impacted by the timing of our payments of accounts payable and accrued expenses and collections of accounts receivable.

We require significant cash flow to service our existing debt obligations. The reductions in Medicare reimbursement for 2013 and 2014, and the corresponding reduction in reimbursement from non-governmental payors, have had a significant negative impact on our free cash flows. We believe our current cash and cash equivalents, together with cash from operations and the $30.0 million available under our New Credit Facility, will be sufficient to fund our working capital requirements through September 30, 2016.

Cash flows for operating activities

Net cash used in operating activities during the nine months ended September 30, 2015 was $6.8 million compared to $1.7 million during the nine months ended September 30, 2014. Net cash used in operating activities for the nine months ended September 30, 2015 reflected a net loss of $61.4 million and certain adjustments for non-cash items, including $39.6 million of goodwill impairment charges, $17.4 million of depreciation and amortization, $2.4 million of amortization of original issue discount and debt issue costs, $1.6 million of deferred taxes, $0.7 million of non-cash charges for the change in fair value of contingent consideration and $0.2 million of equity compensation costs. Net cash used in operating activities for the nine months ended September 30, 2015 also reflected increases and decreases in working capital, including a $1.7 million increase in accounts receivable, a $1.4 million increase in prepaid expenses and other current assets, a $1.4 million increase in accrued compensation, a $2.4 million increase in accounts payable, accrued expenses and other current liabilities and a $4.8 million decrease in accrued interest. As of September 30, 2015 our DSO (Days Sales Outstanding) was 43 days, compared to 44 days as of December 31, 2014.

Cash flows for investing activities

Net cash used in investing activities during the nine months ended September 30, 2015 was $12.2 million compared to $16.9 million during the nine months ended September 30, 2014. Net cash used in investing activities during the nine months ended September 30, 2015 primarily consisted of $8.8 million paid in connection with a business acquisition, $2.3 million for contingent note payments and $1.1 million for purchases of property and equipment.

Cash flows for financing activities

Net cash provided by financing activities for the nine months ended September 30, 2015 was $13.1 million compared to $39.3 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, we borrowed $15.1 million under the delated draw term loan, repaid $0.5 million under the term loan, paid approximately $0.9 million of debt issuance costs and repaid $0.5 million owed under a subordinated note payable.

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

Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as a substitute for measures of our financial performance as determined in accordance with GAAP, such as net income and operating income. Because other companies may calculate Adjusted EBITDA differently than we do, Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA has other limitations as an analytical tool when compared to the use of net income, which we believe is the most directly comparable GAAP financial measure, including:

●	Adjusted EBITDA does not reflect the provision of income tax expense in our various jurisdictions;
●	Adjusted EBITDA does not reflect the interest expense we incur;
●	Adjusted EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;
●	Adjusted EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and
●	Adjusted EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 (D)	2014	2015 (D)	2014
Net loss	$(4,700)	$(7,322)	$(61,389)	$(16,819)
Interest expense, net	10,490	9,299	30,434	26,072
Income taxes	10	(218)	(812)	(1,249)
Depreciation and amortization	5,884	5,701	17,371	16,790
EBITDA	11,684	7,460	(14,396)	24,794
Management fees (A)	697	631	1,914	1,819
Change in fair value of contingent consideration (B)	180	80	686	(462)
Write-off of deferred debt issue costs	—	1,639	—	1,639
Loss on extinguishment of debt	—	805	—	805
Other charges (C)	354	429	40,524	1,105
Adjusted EBITDA, as defined	$12,915	$11,044	$28,728	$29,700

(A)	In accordance with our New Credit Facility, prior credit facility and the indenture governing our Senior Notes, management fees payable to affiliates are excluded from Adjusted EBITDA.
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
(D)

The Adjusted EBITDA for the three and nine months ended September 30, 2015 does not reflect adjustments to add back $0.9 million and $5.5 million, respectively, of other amounts as prescribed by our New Credit Facility and the indenture governing our Senior Notes, including pro forma adjustments related to our acquisitions in 2014.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

During the nine months ended September 30, 2015, there were no material changes in our commitments or contractual liabilities outside of the ordinary course of business.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

As further described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, the Company previously identified a material weakness with respect to its internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act). Management concluded that the Company did not have sufficient analysis of historical results and the development of forecasts at the reporting unit level to ensure that material indicators of goodwill impairments are timely identified.

During the fiscal quarter ended September 30, 2015, the Company implemented a remediation plan to remediate the material weakness. To ensure indicators of goodwill impairments are timely identified, management instituted additional analysis and review of historical results and detailed development of forecasts at the reporting unit level. By comparing revisions to forecasts to historical results, management believes the Company may more readily identify indicators of goodwill impairments. The remediation plan was implemented by the Company’s Vice President - Finance. As of September 30, 2015, management believes it has implemented controls to address the material weakness mentioned above and believes that the material weakness has been remediated.

Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Third Amendment to Financing Agreement, dated as of July 14, 2015, by and among Aurora Diagnostics, LLC, as borrower, Aurora Diagnostics Holdings, LLC, and certain subsidiaries of Aurora Diagnostics, LLC, as guarantors, various lenders from time to time party thereto, as lenders, and Cerberus Business Finance, LLC, as administrative agent and collateral agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed on July 20, 2015 and incorporated herein by reference).

10.2

Fourth Amendment to Financing Agreement, dated as of September 18, 2015, by and among Aurora Diagnostics, LLC, as borrower, Aurora Diagnostics Holdings, LLC, and certain subsidiaries of Aurora Diagnostics, LLC, as guarantors, various lenders from time to time party thereto, as lenders, and Cerberus Business Finance, LLC, as administrative agent and collateral agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed on September 21, 2015 and incorporated herein by reference).

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

AURORA DIAGNOSTICS HOLDINGS, LLC

Date:	November 12, 2015	By:	/s/ Michael C. Grattendick
Michael C. Grattendick
Vice President, Controller, and Treasurer
(Principal Financial Officer and Duly Authorized Officer)