Form 10-K
period 2015-12-31
AURORA DIAGNOSTICS HOLDINGS LLC
filed 2016-03-21
CIK 1367832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

The information provided in this Annual Report on Form 10-K for the year ended December 31, 2015, including the consolidated financial statements and notes thereto, is that of Aurora Diagnostics Holdings, LLC and its subsidiaries and affiliates. The terms “we,” “us,” “our,” “Aurora Diagnostics,” “Aurora Holdings,” and the “Company” typically refer to Aurora Diagnostics Holdings, LLC and its subsidiaries, as well as the professional associations and professional corporations which are separate legal entities that it controls through contractual arrangements.

Corporate History

We were organized in the State of Delaware as a limited liability company on June 2, 2006 to develop and operate as a diagnostic services company. We have grown our business significantly since our founding, driven largely by the acquisition of local and regional pathology laboratories across the United States within these acquired operations. Since our formation, we have completed 28 acquisitions of diagnostic services companies and currently operate 24 primary laboratory locations across the United States.

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

We are a leading specialized diagnostics company, focused on the anatomic pathology market. We are well-positioned in the higher-growth subspecialties of anatomic pathology, with a leading market position in dermatopathology and in the women’s health pathology subspecialty, and a growing market position in hematopathology and hospital pathology services. Our strengths in anatomic pathology are complemented by our specialized clinical and molecular diagnostics offerings, which enable us to provide a broad selection of diagnostic services to our referring physicians.

Substantially all of our consolidated net revenue for each of the years ended December 31, 2013, 2014 and 2015 resulted from providing diagnostic related services to our clients. The majority of our revenue in 2015 was derived from providing diagnostic related services in the non-hospital outpatient channel of the anatomic pathology market. We also have contracts with 81 hospitals under which we provide inpatient and outpatient professional anatomic pathology services. For some of our hospital contracts, we also provide medical director services and technical slide preparation services.

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

Through a series of strategic acquisitions, we have achieved a national footprint and a leading presence in our local markets, upon which we are building a more integrated and larger-scale diagnostics company. Currently, with 24 primary laboratories across the United States, we have reached a scale that has enabled us to process approximately 2.1 million accessions for the year ended December 31, 2015.

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

As a result of recent emphasis on personalized medicine and the resultant successes of targeted therapies, human biospecimens are in high demand and now required for most phases of the drug and diagnostic development process – from preclinical discovery experiments through late-stage clinical validation studies. Launched in April of 2013, the Aurora Research Institute (ARI) leverages Aurora’s nationwide network of 155 pathologists, 24 specialty laboratories, and 81 hospital affiliates to further therapeutic and diagnostic research and development efforts in markets across the United States.  ARI specializes in providing contract research services and bio specimens to pharmaceutical and diagnostic companies conducting research studies.  This access along with expert pathologist consultations in all subspecialties of pathology is a valuable resource to pharmaceutical, biotech, and medical device companies engaged in research or product validation studies.  ARI has grown since its launch in 2013, completing more than 200 projects during 2015.

Sales and Marketing; Client Service

The selection of a pathologist to perform diagnostic testing services is primarily made by individual referring physicians. We maintain a sales and marketing team of 85 professionals who are highly-trained and organized by subspecialty to better meet the needs of our referring physicians. We have designed our compensation structure to incentivize our sales representatives to not only secure new physician clients, but also to maintain and enhance relationships with existing physician clients. As a result, our sales and marketing team has enabled us to expand nationally and leverage our extensive offering of diagnostic services across our markets.

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

We also maintain a client service team of 46 professionals who are highly-trained and organized by subspecialty. Our dedicated client service team provides ongoing support to our clients and, in particular, the office staff of our referring physicians. Our client service team enables us to augment the long-standing relationships between our pathologists and their clients to maintain a more stable base of referrals. These service teams provide our clients with a personal, knowledgeable and consistent point of contact within our company. Client service team members coordinate the provision of services, ensure testing supplies are replenished, answer administrative and billing questions, and resolve service issues. We believe these additional client contacts greatly enhance client satisfaction and strengthen overall client relationships.

We offer a comprehensive test menu so each physician specialist can order the best test available to make an accurate diagnosis and appropriate treatment decisions. We currently focus our marketing and sales efforts by subspecialty. Our product offerings have been developed to meet the unique needs of each subspecialty.  Our representatives are extensively trained in the specific subspecialty they service and are knowledgeable about our test offerings and new diagnostic technologies available in the market by subspecialty. This provides additional value to our physician clients and their staff, as our representatives become a resource to our client’s practice.

Dermatopathology accounted for approximately 43 percent of our revenue in 2015, and the remaining 57 percent of our revenue primarily consisted of other subspecialties, including urology, gastroenterology, hematology oncology, women’s health pathology and hospital pathology services. Our operational, marketing and sales efforts are, in general, organized and focused on subspecialties.

Relationships with Referring Physicians and Third-Party Payors

Substantially all of our revenue consists of payments or reimbursements for specialized diagnostic services rendered to referring physicians. Our referring physicians, whom we refer to as our clients, are our primary customers. No single group of our clients accounted for a number of referrals in 2015 that was material to us. Accordingly, we are not dependent on any single or small group of our clients for referrals, revenue or otherwise. We receive referrals at the discretion of our clients, and our clients are under no obligation to make referrals to us. Furthermore, we generally have no contractual or other formalized legal arrangements with our clients.

We receive most of our revenue in the form of reimbursement from third-party payors. While third-party payors are not our clients or customers, our contractual arrangements with third-party payors, along with the customer relationships and the specific services we provide, enable the generation of our revenue. Accordingly, such arrangements are, in the aggregate, material to us.

For the year ended December 31, 2015, based on cash collections, we derived approximately 58 percent of our revenue from private insurance, including managed care organizations and other healthcare insurance providers. For the year ended December 31, 2015, none of these sources individually accounted for more than 10 percent of our revenue. While our reimbursements from private insurance sources are material to our business in the aggregate, we do not consider any individual private insurance source to be material to us.

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

For the year ended December 31, 2015, based on cash collections, we derived approximately 24 percent of our revenue from government payor programs, including Medicare and Medicaid. Accordingly, reimbursements from government payor programs are material to our business. This makes our business dependent on our ability to participate in the government programs and on the reimbursement rates we receive under such programs.

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

Competition

The anatomic pathology market is highly competitive. Competition in our industry is based on several factors, including price, clinical expertise, quality of service, third party payor contracts, client relationships, breadth of testing menu, speed of turnaround of test results, reporting and IT systems, reputation in the medical community and ability to employ qualified personnel. Our competitors include local and regional pathology groups, national laboratories, hospital-based pathology groups and specialty physician groups.

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

●

Specialty Physician Groups. In recent years a number of specialty physician groups (dermatologists, urologists and gastroenterologists in particular) have built their own laboratories and in-sourced pathology services. This has been a significant source of competition in prior years and may continue to impact the anatomic pathology landscape in the future.  However, decreases in reimbursement rates in recent years seem to have diminished this trend.

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

Seasonality

Our business is affected by seasonal trends and generally declines during summer and winter months, the year-end holiday period and other major holidays. Adverse weather conditions can also influence our business.

Information Systems

IT provides systems that streamline internal operations and provide customized IT solutions to meet the needs of our clients. We offer IT solutions primarily through our proprietary system, ConnectDx. ConnectDx is a customizable application platform that provides a gateway for delivering patient reports. We offer multiple electronic delivery channels that include electronic interfaces, client EMR interfacing and web portal capabilities.  ConnectDx is the core hub that connects diagnosis outcomes for all Aurora Diagnostic customers. We support approximately 600 live client interfaces through 106 EMR vendors.  We also provide traditional methods of patient report delivery which include local printed reports and faxing services.

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

Corporate Structure

We derive substantially all of our revenue from our laboratory practices, which we own either directly through our wholly owned subsidiaries or through contractual arrangements with our affiliated practices. The manner in which we acquire and operate a particular practice is determined primarily by the corporate practice of medicine restrictions of the state in which the practice is located and other applicable regulations. We exercise diligence and care in structuring our practices and arrangements with providers in an effort to comply with applicable federal and state laws and regulations, and we believe that our current practices and arrangements comply in all material respects with applicable laws and regulations. However, due to uncertainties in the law, there can be no assurance that our practices and arrangements would be deemed to be in compliance with applicable laws and regulations, and any noncompliance could result in a material adverse effect on us.

In 2015, we derived approximately 43 percent of our revenue from our affiliated practices. Through our contractual arrangements described below, our Board of Managers and management formulate strategies and policies which are implemented locally on a day-to-day basis by each of our affiliated practices. The following descriptions of our contractual arrangements with our affiliated practices are only summaries, which do not contain all of the information that may be important to you. For additional information, you should refer to the forms of our management, nominee, non-alienation and services agreements, copies of which have been filed as exhibits to our Registration Statement on Form S-4 filed with the SEC on September 12, 2011.

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

We have acquired practices in Michigan, Massachusetts and in Texas, where the corporate practice of medicine is restricted by state law. In each case, we entered into a nominee agreement with one of the selling physicians, pursuant to which such physician holds the practice’s equity interest as our designated nominee on our behalf. We also, either directly or through one of our wholly owned subsidiaries, entered into a long-term management agreement with each of the affiliated practices on the terms described above, pursuant to which we manage and control the non-medical functions of the practices.

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

For the year ended December 31, 2015, we derived approximately 58 percent of our revenue from private insurance, including managed care organizations and other healthcare insurance providers, 24 percent from governmental payor programs, including Medicare and Medicaid, and 18 percent from other sources.

In 2015, approximately 22 percent of our annual revenue was derived from the Medicare program, which is overseen by the Centers for Medicare & Medicaid Services, or CMS. Because a large percentage of our revenue is derived from the Medicare program, the Medicare coverage and reimbursement rules are significant to our operations. Reimbursement under the Medicare program for the diagnostic services that we offer is subject to either the national Medicare clinical laboratory fee schedule, which we refer to as the CLFS, or the national Medicare physician fee schedule, which we refer to as the PFS, each of which is subject to geographic adjustments and is updated annually. The PFS is designed to set compensation rates for those medical services provided to Medicare beneficiaries that require a degree of physician supervision. Clinical diagnostic laboratory tests furnished to non-hospital patients are paid according to the CLFS.

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

On April 16, 2015 President Obama signed the Medicare and CHIP Reauthorization Act (MACRA). The MACRA repealed the provisions related to the Medicare SGR formula and implements a new physician payment system that is designed to reward the quality of care.  In addition, it extended the then-current Medicare Physician Fee Schedule rates through June 2015 and increased them by 0.5 percent for the remainder of 2015.  Beginning in January 1, 2016, the rates are to be increased annually by 0.5 percent, through 2019.  For 2020 through 2025 rates will be frozen, although payment will be adjusted to account for performance on certain quality metrics under the Merit-Based Incentive Payment Systems (MIPS) or to reflect physician participation in alternative payment models (APMs).  For 2026 and subsequent years, qualified APM participants receive an annual 0.75% increase on Medicare physician payment rates, while those not participating receive a 0.25% annual payment increase, plus any applicable MIPS-based payment adjustments.  At this time, it is too early to determine how these changes may impact our business this year and thereafter.

Finally, the Budget Control Act of 2011 created a Joint Select Committee on Deficit Reduction, which was tasked with recommending proposals to reduce spending. Under the law, the Joint Committee’s failure to achieve a targeted deficit reduction, or Congress’ failure to pass the Committee’s recommendations without amendment by December 23, 2011, would result in automatic across-the-board cuts to most discretionary programs. Automatic cuts also would be made to Medicare and would result in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and continuing through 2021. Because the Joint Committee was not able to agree on a set of deficit reduction recommendations on which Congress could vote, cuts went into effect in April 2013. This reduction was extended by PAMA through 2024.  We have estimated the impact of sequestration has been approximately $1.1 million in our annual Medicare revenue.

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

In addition, CMS made several other changes in 2014 Physician Fee Schedule Rule that impacted our business.  First, CMS implemented a policy that will set the payment for the examination of 10 or more prostate biopsies into a single “bundled” payment amount, rather than paying separately for each individual procedure as had been done previously.  This resulted in a significant reduction in reimbursement on each of these procedures.  In addition, as a result of recent changes in the descriptions for certain CPT codes that we commonly bill for, CMS developed new prices for Immunohistochemistry procedures, which are a common staining procedure used in pathology and for FISH (Fluorescent In Situ Hybridization) testing.  Each of these changes resulted in reductions in the reimbursement received for these procedures.

Also, beginning in 2015, CMS stopped paying separately for the technical component of many pathology services furnished to outpatients.  Instead, the technical component payments were included in the total amount paid the hospital.  This change could have an impact on our arrangements with those hospitals with whom we do business, and could increase pressure for more favorable payment terms.

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

Intellectual Property

Our intellectual property consists primarily of trademarks and trade secrets. The marks AURORA DIAGNOSTICS and CONNECTDX THE INFORMATION GATEWAY & Design are our most recognizable trademarks. Those trademarks are registered with the U.S. Patent and Trademark Office along with the marks DERMDX, GASTRODX, HEMADX, TREATMENTDX, URODX and WOMEN’SDX. Also, the names of our individual labs are registered in their respective states. We institute legal action where necessary to prevent others from using or registering confusingly similar trademarks. Our intellectual property also includes the copyright in and to our Tiger TCPC software, which is registered with the U.S. Copyright Office.

Segment Reporting and Geographic Areas

Our operations consist of one reportable segment. All of the Company’s revenue is attributable to customers located in the United States, and all of the Company’s long-lived assets are located in the United States.

Employees

As of December 31, 2015, we had 1,105 employees, which consisted of 139 pathologists, 776 laboratory technicians and staff, 59 corporate office personnel and 131 sales, marketing and client service personnel. In addition to our 139 employed pathologists, we have contractual arrangements with a physician practice that, as of December 31, 2015, employed 16 pathologists, each of which exclusively provides pathology services to our Alabama laboratory. None of our employees are subject to collective bargaining agreements. We consider our relationships with our employees to be good.

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

We derive a significant portion of our revenue from our dermatopathology subspecialty, which makes us particularly sensitive to changes in medical treatment, reimbursement rates and other market conditions in the dermatopathology market. Our revenue is particularly sensitive to changes that affect the number of or reimbursement for dermatopathology-related services. In 2015, we derived approximately 43 percent of our revenue from our dermatopathology subspecialty services, primarily from biopsies of the skin. If there is a significant development in the prevention of skin cancer, or an adverse development in the reimbursement rate for skin biopsies, it could have a material adverse effect on our business.

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

In 2010, the U.S. Congress passed legislation relating to health care reform, referred to as the Patient Protection and Affordable Care Act, or the ACA, which provided for two separate reductions in the reimbursement rates for our clinical laboratory services, each of which reduce the annual Consumer Price Index-based update that would otherwise determine our reimbursement for clinical laboratory services. CMS has stated that the combined reduction resulting from these provisions was 0.25 percent for 2015 and has recently announced the update would actually increase slightly, by 0.10 percent for 2016.  In addition, in the Middle Class Tax Relief and Job Creation Act of 2012, Congress mandated an additional change in the reimbursement for clinical laboratory services. That legislation required CMS to rebase the CLFS to effect an additional two percent reduction in clinical laboratory fees.

Reimbursement for our anatomic pathology services is governed by the physician fee schedule.  On April 16, 2015, President Obama signed the MACRA that will replace the old SGR formula with a new system that is designed to reward the quality of care.  At this time, it is not known how these changes may affect our business beyond 2016.

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

We also face efforts by non-governmental third-party payors, including health plans, to reduce utilization of diagnostic testing services and reimbursement for diagnostic services. For instance, third-party payors often use the payment amounts under the Medicare fee schedules as a reference in negotiating their payment amounts. In some cases, our fee schedules with third-party payors are linked to the current Medicare fee schedules, and therefore reductions in the Medicare fee schedules could lead to reductions in reimbursement from some of our third-party payors. As described above, CMS’ 2013 Final Rule included a reduction in the Medicare fee schedules of approximately 33 percent in the global billing code for 88305 and a 52 percent reduction in the technical component of that code, which resulted in a significant reduction in our reimbursement from Medicare.  CMS made significant further reductions in reimbursement for certain codes we bill under the 2014 and 2015 Medicare fee schedules. We have experienced isolated reductions in reimbursement from non-governmental third-party payors tied to the Medicare reductions.  However, the recent reduction in Medicare reimbursement rates, and future reductions in Medicare reimbursement rates, could result in a reduction in the reimbursements we receive from such third-party payors and have a material adverse impact on our business.

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

Most of our provision for doubtful accounts in 2015, which totaled 6.3 percent of revenue, resulted from the failure of patients to pay their bills, including copayments and deductibles. Failure to timely or correctly bill could lead to lack of reimbursement for services or an increase in the aging of our accounts receivable, which could adversely affect our results of operations. Increases in write-offs of doubtful accounts, delays in receiving payments, potential retroactive adjustments, and penalties resulting from audits by payors would also adversely affect our financial condition. Failure to comply with applicable laws relating to billing governmental health care programs could also lead to various penalties, including exclusion from participation in Medicare or Medicaid programs, asset forfeitures, civil and criminal fines and penalties, and the loss of various licenses, certificates, and authorizations necessary to operate our business, any of which could have a material adverse effect on our business.

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

Most of our services are billed to a party other than the physician that ordered the test. In 2013, 2014 and 2015, based on cash collections, we estimate that we received 23 percent, 22 percent and 24 percent, respectively, of our revenue from Medicare and Medicaid. In 2015, based on cash collections, we estimate that 58 percent of our revenue was paid by non-governmental third-party payors, including health plans. If we bill a higher percentage of our services to payors who reimburse at rates lower than our current payors, our results of operations and financial condition would suffer.

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

Diagnostic testing services that we perform in certain subspecialties involving clinical lab services, such as women’s health pathology, have lower average net revenue per accession and gross profit percentage than those in other subspecialties. A change in our service mix that results in an increase in the percentage of services we perform in women’s health pathology could result in a decrease in our average net revenue per accession and gross profit percentage. The average revenue per accession of our organic business may decline in the future as a result of changes in service mix, including growth in women’s health pathology services. In addition, our growth rates and average revenue per accession may be positively or negatively impacted by the reimbursement market, service mix and average revenue per accession of acquisitions completed in the future.

Our financial and billing systems limit our ability to monitor and precisely report historical revenue by subspecialty. This inability, which could continue into future periods, may make it difficult or impossible for us to accurately assess changes in our service mix or the impact of such changes.

Integration of our operations with newly acquired businesses may be difficult and costly.

Since our inception, we have acquired 28 existing diagnostic services businesses, including four acquisitions in 2014 and two in 2015. We expect to evaluate potential strategic acquisitions of diagnostic services and other businesses that might augment our existing specialized diagnostic testing services. These acquisitions have involved and could continue to involve the integration of a separate company that previously operated independently and had different systems, processes and cultures. As such, many of our systems, such as our laboratory information systems and billing systems, are not standardized and some aspects of the day-to-day operations of our laboratories continue to be conducted on a decentralized basis.

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

Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include customer relationships, healthcare facility agreements and non-compete agreements acquired in acquisitions, were approximately $65.7 million at December 31, 2015, representing 25 percent of our total assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was $125.2 million at December 31, 2015, representing approximately 48 percent of our total assets.  Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, under Financial Accounting Standards Board Statement (FASB) Accounting Standards Codification 350, are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in performance of the acquired company, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The amount of any impairment must be written off. We evaluated our recorded goodwill and identifiable intangible assets as of November 30, 2013, November 30, 2014, June 30, 2015 and November 30, 2015, which resulted in our recording impairment charges of $53.9 million, $27.5 million, $39.6 million and $17.1 million, respectively. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets would have an adverse effect on our financial condition and results of operations.

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

Our business strategy may include continuing to selectively acquire existing diagnostic services businesses. Since our inception, we have acquired 28 existing diagnostic services businesses. To continue this strategic growth, we will need to continue to identify appropriate businesses to acquire and successfully undertake the acquisition of these businesses on reasonable terms. Consolidation and competition within our industry, among other factors, may make it difficult or impossible to identify businesses to acquire on a timely basis, or at all. Our inability to acquire additional independent labs could hinder our growth and have a material adverse effect on our business.

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

Our net revenue has grown from $3.5 million in 2006 to $263.7 million in 2015. To manage our growth, we must continue to implement and improve our operational and financial systems and to expand, train, manage and motivate our employees. We may not be able to effectively manage the expansion of our operations, and our systems, procedures or controls may not be adequate to support our operations. Our management may not be able to rapidly scale the infrastructure necessary to exploit the market opportunity for our services. Our inability to manage growth could have a material adverse effect on our business.

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

We currently expect that our existing cash and cash equivalents, together with the availability under our senior secured credit facility, will be sufficient to meet our anticipated cash needs through 2016. After that, we may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we need additional capital and cannot raise it on acceptable terms, we may not, among other things, be able to:

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

Continued uncertain economic conditions in the United States as a result of declining oil prices or other factors could adversely affect our operating results and financial condition. Among other things, the potential decline in federal and state revenue that could result from these conditions could create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. Increased job losses and elevated unemployment rates in the United States could result in a smaller percentage of our patients being covered by commercial payors and a larger percentage being covered by lower-paying Medicaid programs. To the extent that payors are adversely affected by declines in economic conditions, we may experience further pressure on commercial rates, delays in fee collections and a reduction in the amounts we are able to collect. In addition, increases in interest rates could make it difficult to obtain credit in the future. Any or all of these factors, as well as other consequences of declining economic conditions, could adversely impact our operating results and financial condition.

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

If manufacturers discontinue or recall reagents, test kits or instruments we use to perform diagnostic services, such discontinuations or recalls could adversely affect our costs, testing volume and revenues.

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

The U.S. Congress and state legislatures continue to focus on health care reform. The Accountable Care Act, referred to as the ACA, which was enacted in 2010, represented a broad health care reform initiative, which was not fully implemented until 2014.  Many states are still determining whether, and how, to adopt various requirements applicable to them.  In 2012, the Supreme Court upheld the constitutionality of the health care reform law, with the exception of certain provisions dealing with the expansion of Medicaid coverage under the law. In 2015, the Court upheld the ability of the federal government to pay subsidies to individuals enrolled in federal, as opposed to state, health insurance exchanges. Congress has also proposed a number of legislative initiatives, including possible repeal of the health reform law.

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

Government payors have increased initiatives to recover improper payments and overpayments. For example, in March 2005, CMS initiated a demonstration project using Recovery Audit Contractors, or RACs, who are paid a contingent fee to detect and correct improper Medicare payments. As part of their duties, RACs collect overpayments from Medicare providers, including those providers who were paid for services that were not medically necessary or were incorrectly coded. As of January 1, 2010, the RAC program began to operate throughout the United States on a permanent basis, and they were granted the authority to pursue improper payments made on or after October 1, 2007. In addition, state Medicaid Programs will now also be required to have their own RAC programs. Furthermore, in 2011, CMS finalized a rule that will implement significant anti-fraud provisions included in the health care reform legislation, which will, among other things, strengthen current limits on who can enroll as a provider under Medicare, allow Medicare to suspend payments where a credible allegation of fraud exists, and permit Medicare and Medicaid to implement a temporary moratorium on new providers when necessary to prevent fraud and abuse. In August 2015 we settled claims by the Veterans Administration of overpayments based on one laboratory’s decision to bill for the professional component of clinical pathology services which, claims the Veterans Administration, is not allowed under its reimbursement rules. Although the Company believes its billing practices were not inappropriate, it agreed to a final settlement with the Veterans Administration for this claim in the amount of $1.2 million, which is being paid in monthly installments of $100,000.

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

We are subject to licensing and regulation under numerous federal, state and local laws and regulations relating to the protection of the environment and human health and safety. Our use, generation, manufacture, handling, transportation, storage and disposal of chemicals and medical specimens, such as human tissue, infectious and hazardous waste, and radioactive materials, as well as the health and safety of our laboratory employees, are covered under these laws and regulations.

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

We currently expect to meet the financial tests and ratios contained in the agreements governing our amended senior secured credit facility and senior notes at least through the end of 2016. Nonetheless, we may not achieve all of our business goals and objectives and events beyond our control could affect our ability to meet these financial tests and ratios. Any failure by us to meet all applicable financial tests and ratios could result in an event of default with respect to our amended senior secured facility or our senior notes. This could lead to the acceleration of the maturity of our outstanding loans or notes and the termination of the commitments to make further extensions of credit. Each of these would have a material adverse effect on our business. Furthermore, our amended senior secured credit facility, which is scheduled to mature on July 31, 2019, is subject to an accelerated maturity date of October 14, 2017 and would require repayment in 2017 if our senior notes are not refinanced or their maturity is not extended prior to October 14, 2017.

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

As of December 31, 2015, our total indebtedness was $389.3 million, including $200.0 million outstanding under our senior notes, $189.0 million outstanding under our senior secured credit facility, consisting of $164.0 million outstanding under the term loan and $25.0 million outstanding under the delayed draw term loan. In addition, as of December 31, 2015, the fair value of contingent consideration issued in our acquisitions was $13.1 million and we had $30.0 million available to be borrowed under our revolving credit facility and $40.0 million available through April 10, 2016 to be borrowed for acquisitions under our delayed draw term loan B. Our indebtedness could have important consequences, which could adversely impact our business, results of operations and financial condition, including:

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

We and our subsidiaries may be able to incur substantially more additional indebtedness in the future, including our access to approximately $70.0 million additional borrowing capacity under our senior secured revolving credit facility, inclusive of $40.0 million which is available through April 10, 2016 to pay consideration for acquisitions under the delayed draw term loan B facility, which was entered into on April 10, 2015. Although the terms of our debt agreements contain covenants limiting indebtedness, these covenants are subject to a number of significant exceptions and qualifications, and if we incur additional debt, secure existing or future debt, or recapitalize our debt, we might further exacerbate the risks associated with our substantial indebtedness.

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

We lease our corporate headquarters at 11025 RCA Center Drive, Suite 300, Palm Beach Gardens, FL 33410 (approximately 16,200 square feet), and we lease 29 other facilities: four in Florida, six in Alabama, one in Arizona, one in Georgia, one in Massachusetts, three in Michigan, one in Minnesota, two in Nevada, one in New Hampshire, one in New Jersey, one in New York, two in North Carolina, one in Ohio, one in South Carolina, one in Texas and two in Virginia. These facilities are used for laboratory operations, administrative, billing and collections operations and storage space. The 30 facilities have lease terms expiring from 2016 to 2026.

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

We are a privately held company and do not currently have any securities listed on any securities exchange. As of March 21, 2016, we have 14 holders of record of our common membership units. We are permitted to make distributions to our members in accordance with the LLC Agreement, but we have not made any distributions during the past three years.

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

The consolidated statements of operations data for the fiscal years 2013, 2014 and 2015, and consolidated balance sheet data as of fiscal year end 2014 and 2015, were derived from Aurora Holdings’ audited consolidated financial statements that are included elsewhere in this Annual Report. The consolidated statements of operations data for the fiscal years ended December 31, 2011 and 2012 and consolidated balance sheet data as of December 31, 2011, 2012 and 2013, were derived from Aurora Holdings’ audited consolidated financial statements not included in this Annual Report. As indicated in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and disclosed in the audited consolidated financial statements included in this Annual Report, we have made a number of acquisitions. The selected historical consolidated financial data includes the results of operations of those acquisitions subsequent to the acquisition date. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Year Ended December 31,
	2011	2012	2013	2014	2015
	(in thousands)
Net revenue	$268,695	$277,886	$248,169	$242,561	$263,744
Operating costs and expenses:
Cost of services	119,938	134,877	134,112	132,265	142,663
Selling, general and administrative expenses(1)	63,346	64,230	64,949	61,820	66,890
Provision for doubtful accounts	18,147	18,343	16,945	16,600	16,597
Intangible asset amortization expense	22,798	22,270	18,584	18,092	19,047
Management fees	2,846	2,875	2,530	2,459	2,614
Impairment of goodwill and other intangible assets(2)	14,168	168,498	53,876	27,516	56,725
Write-off of public offering costs (3)	4,445	-	-	-	-
Gain on sale of leased facility (5)	-	-	-	(957)	-
Change in fair value of contingent consideration	12,535	(4,193)	1,149	4,936	1,656
Acquisition and business development costs	878	418	169	1,046	889
Total operating costs and expenses	259,101	407,318	292,314	263,777	307,081
Income (loss) from continuing operations	9,594	(129,432)	(44,145)	(21,216)	(43,337)
Other income (expense):
Interest expense	(32,545)	(32,531)	(32,760)	(35,997)	(40,980)
Write-off of deferred debt issue costs(4)	-	(848)	-	(1,639)	-
Loss on extinguishment of debt(4)	-	-	-	(805)	-
Other income (expense), net	(35)	17	17	15	4
Total other expense, net	(32,580)	(33,362)	(32,743)	(38,426)	(40,976)
Loss from continuing operations before income taxes	(22,986)	(162,794)	(76,888)	(59,642)	(84,348)
Benefit for income taxes (6)	(740)	(5,109)	(3,874)	(4,094)	(878)
Net loss from continuing operations	(22,246)	(157,685)	(73,014)	(55,548)	(83,435)
Discontinued operations:
Loss from operations	(10,620)	(2,189)	-	-	-
Loss on sale	-	(980)	-	-	-
Loss from discontinued operations	(10,620)	(3,169)	-	-	-
Net loss	$(32,866)	$(160,854)	$(73,014)	$(55,548)	$(83,435)

	As of December 31,
	2011	2012	2013	2014	2015
	(in thousands)
Cash and equivalents	$16,262	$10,842	$1,407	$26,422	$19,085
Total assets	606,963	409,105	328,885	325,780	262,630
Working capital	(3,132)	(4,126)	(1,770)	18,505	11,368
Long term debt, including current portion	316,262	315,965	325,431	370,847	385,385
Fair value of contingent consideration, including current portion	51,720	26,256	7,600	9,050	13,140
Members’ equity	179,890	20,227	(52,494)	(107,574)	(190,783)

(1)

In July 2011, we adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan, which we refer to as the 2011 Plan. The 2011 Plan provides for the grant of options to purchase units of Aurora Holdings to eligible participants. Through December 31, 2015, we have granted a total of 3,632,619 options to employees under the 2011 Plan, of which 2,087,619 have been forfeited since the grant date. For the years ended December 31, 2013, 2014 and 2015, selling general and administration expenses included compensation costs of $0.3 million, $0.5 million and $0.2 million, respectively, for these awards.

(2)

We test goodwill for impairment annually, or more frequently if circumstances indicate our goodwill may have been impaired.  As a result of our testing we recorded non-cash impairment charges to write-down our recorded goodwill by $19.2 million, $0.9 million, $93.0 million, $46.0 million, $52.9 million, $27.3 million, $39.6 million and $17.1 million as of September 30, 2011, June 30, 2012, September 30, 2012, November 30, 2012, November 30, 2013, November 30, 2014, June 30, 2015 and November 30, 2015, respectively. During the year ended December 31, 2011, the non-cash impairment charges included $10.3 million related to our discontinued operation.

We also test for impairment of our other intangible assets whenever events occur indicating the recorded balances of our other intangible assets may not be recoverable. As a result of our testing we recorded non-cash impairment charges to write-down our other intangible assets by $5.3 million, $0.2 million, $21.6 million, $7.9 million, $1.0 million and $0.2 million as of September 30, 2011, June 30, 2012 September 30, 2012, November 30, 2012, November 30, 2013 and November 30, 2014, respectively.

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

Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as a substitute for measures of our financial performance as determined in accordance with GAAP, such as net income and operating income. Because other companies may calculate Adjusted EBITDA differently than we do, Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA has other limitations as an analytical tool when compared to the use of net income, which we believe is the most directly comparable GAAP financial measure, including:

●	Adjusted EBITDA does not reflect the provision of income tax expense in our various jurisdictions;
●	Adjusted EBITDA does not reflect the interest expense we incur;
●	Adjusted EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;
●	Adjusted EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and
●	Adjusted EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net income to Adjusted EBITDA (in thousands):

	2011 (G)	2012 (G)	2013 (G)	2014 (G)	2015 (G)
Net loss	$(32,866)	$(160,854)	$(73,014)	$(55,548)	$(83,435)
Interest expense	32,545	32,531	32,760	35,997	40,980
Income taxes	(740)	(5,109)	(3,874)	(4,094)	(878)
Depreciation and amortization	27,243	26,938	23,127	22,587	23,274
EBITDA	26,182	(106,494)	(21,001)	(1,058)	(20,059)
Management fees (A)	2,846	2,875	2,530	2,459	2,614
Equity-based compensation	1,413	1,148	293	468	226
Change in fair value of contingent consideration (B)	12,535	(4,193)	1,149	4,936	1,656
Other charges (C)(D)(E)	29,794	170,855	54,045	31,006	57,614
Discontinued operation (F)	(180)	1,878	-	-	-
Other	35	(17)	(17)	(972)	(4)
Adjusted EBITDA	$72,625	$66,052	$36,999	$36,839	$42,047

(A)

In accordance with our New Credit Facility and our prior senior secured credit facility and the indenture governing our Senior Notes, management fees payable to affiliates are excluded from Adjusted EBITDA.

(B)

For the years ended December 31, 2011, 2013, 2014 and 2015, we recorded charges of $12.5 million, $1.1 million, $4.9 million and $1.7 million, respectively, and for the year ended December 31, 2012 we recorded a gain of $4.2 million related to non-cash changes in the estimated fair value of contingent consideration issued in connection with our acquisitions completed after January 1, 2009. These changes in the estimate of the fair value relate to numerous variables such as the discount rate, remaining pay out period and the projected performance for each acquisition.

(C)

During the years ended December 31, 2011, 2012, 2013, 2014 and 2015, we recorded non-cash impairment charges of $24.5 million, $169.6 million, $53.9 million, $27.5 million and $56.7 million, respectively, related to goodwill and other intangible assets. During the years ended December 31, 2011 and 2012, the non-cash impairment charges included $10.3 million and $1.1 million, respectively, related to our discontinued operation. During the year ended December 31, 2011, we decided to delay the completion of our initial public offering. As a result, we recognized a non-cash charge of $4.4 million to write off the previously deferred offering costs.

(D)	Other charges also includes an add-back for acquisition and business development costs as reported in our consolidated statements of operations.

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

The Adjusted EBITDA for the year ended December 31, 2015 does not reflect adjustments to add back approximately $9.0 million of other amounts as prescribed by our New Credit Facility and the indenture governing our Senior Notes, including approximately $3.8 million for pro forma adjustments related to our acquisitions in 2015.

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

Statement of Operations Overview

Net Revenue

Substantially all of our revenue consists of payments or reimbursements for specialized diagnostic services rendered to patients of our referring physicians, and these revenue are affected primarily by changes in case volume, which we refer to as accession volume, payor mix and reimbursement rates. Accessions are measured as the number of patient cases, and each accession may include multiple specimens. Net revenue per accession is impacted mainly by changes in reimbursement rates and test and payor mix. Accession volume varies from period to period based on the referral patterns of our referring physicians and the frequency of their ordering, the relative mix of the referring physicians’ anatomic pathology specialties, and the type and number of tests ordered. Accession volume is also affected by seasonal trends and generally declines during the summer. winter and holiday periods. Furthermore, accession volume is also subject to declines due to weather conditions, such as severe snow storms and flooding or excessively hot or cold spells, as well as general economic conditions, which can deter patients from visiting our referring physicians.

Our billings for services reimbursed by third-party payors, including Medicare, and patients are based on a company-generated fee schedule that is generally set at higher rates than our anticipated reimbursement rates. Our billings to physicians, which are not reimbursed by third-party payors, represent less than 10 percent of net revenue and are billed based on negotiated fee schedules that set forth what we charge for our services. Reimbursement under Medicare for specialized diagnostic services is subject to a Medicare physician fee schedule and, to a lesser degree, a clinical laboratory fee schedule, both of which are updated annually. Our billings to insured patients include co-insurance and deductibles as dictated by the patient’s insurance coverage. Billings for services provided to uninsured patients are based on our company-generated fee schedule. Our revenue is recorded net of the estimated differences between the amount billed and the estimated payment to be received from third party payors, including Medicare. We do not have any capitated payment arrangements, which are arrangements under which we are paid a contracted per person rate regardless of the services we provide. We generally provide services on an in-network basis, where we perform services for persons within the networks of payors with which we have contracts. Services performed on an out-of-network basis, where we perform services for persons outside of the networks of payors with which we have contracts, comprised less than 15 percent of our 2015 revenue. We may face continuing pressure on reimbursement rates as government payors and private insurers have taken steps and may continue to take steps to control the cost, use, and delivery of health care services, including diagnostic testing services. Changes in payor mix could lead to corresponding changes in revenue based on the differences in reimbursement rates.

Compliance with applicable laws and regulations, as well as internal policies and procedures, adds further complexity and costs to our operations. Furthermore, we are generally obligated to bill in the specific manner prescribed by each governmental payor and private insurer, who may each have different billing requirements. Reimbursements for anatomic pathology services are received from governmental payors, such as Medicare and Medicaid; private insurance, including managed care organizations and commercial payors; and private payors, such as physicians and individual patients. For the year ended December 31, 2015, based on cash collections, we estimate approximately 58 percent of our revenue were paid by private insurance, including managed care organizations and commercial payors; approximately 24 percent of our revenue were paid by Medicare and Medicaid; and approximately 18 percent were paid by physicians and individual patients. For the year ended December 31, 2014, we estimate approximately 60 percent of our revenue were paid by private insurance, 22 percent of our revenue were paid by Medicare and Medicaid; and approximately 18 percent were paid by physicians and individual patients.

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

Cost of services generally increases with accession volume and reflects the additional staffing, equipment, supplies and systems needed to process the increased volume and maintain client service levels. A major component of cost of services is physician costs which, for the year ended December 31, 2015, represented approximately 43 percent of our total cost of services. In the future, we may experience increases in physician costs to retain existing physicians, to replace departing physicians or to hire new physicians to support accession growth. A significant portion of our cost of services is fixed. A lesser portion is variable, which will fluctuate in relation to our revenue.

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

On April 16, 2015 President Obama signed the Medicare and CHIP Reauthorization Act (MACRA).  MACRA repealed the provisions related to the Medicare SGR formula and implemented a new physician payment system that is designed to reward the quality of care.  In addition, it extended the then-current Medicare Physician Fee Schedule rates through June, 2015, and then increased them by 0.5 percent for the remainder of 2015.  Furthermore, the rates are to be increased annually by 0.5 percent, beginning January 1, 2016, through 2019.  For 2020 through 2025, the rates will be frozen, although payments will be adjusted to account for performance on certain quality metrics under the Merit-Based Incentive Payment Systems (MIPS) or to reflect physician participation in alternative payment models (APMs).  For 2026 and subsequent years, qualified APM participants receive an annual 0.75% increase on Medicare physician payment rates, while those not participating receive a 0.25% annual payment increase, plus any applicable MIPS-based payment adjustments.  At this time, it is too early to determine how these changes may impact our business.

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

In PAMA, Congress instituted a new process for the review of rates paid for clinical laboratory services, which will replace CMS’s plan to adjust payments based on technological advances.  This process only applies to services paid based on the CLFS and would not affect the Medicare reimbursement for those of our services that are paid for under the Physician Fee Schedule.  Beginning in 2016, laboratories will be required to report to CMS the prices that they receive from third-party payors and the volumes of the tests paid at each payment level.  Payments reported must include any discounts, rebates, coupons or other price concessions, and any changes in prices paid during the applicable time period must also be reported. Reporting must reflect payments from private payors, Medicare Advantage plans and Medicaid managed plans.  This reporting process will be repeated every three years, except for tests that are considered Advanced Diagnostic Laboratory Tests, or ADLTs, for which prices must be reported annually.  ADLTs are tests performed by a single laboratory and which consist of an analysis of multiple biomarkers of DNA, RNA or proteins combined with a unique algorithm; tests cleared or approved by FDA; or other tests defined by the Secretary of Health and Human Services. PAMA required CMS to issue a Final Rule by June 30, 2015 establishing the data collection requirements. CMS did not meet that deadline and issued a Proposed Rule on October 1, 2015.  As a result, CMS may be unable to meet some of the remaining deadlines in the law.

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

In the 2015 Physician Fee Rule, CMS enacted additional payment changes.  Although it had indicated previously that it considered flow cytometry, a test that we commonly bill, to be potentially misvalued and therefore, overpaid, CMS did not change the payment for that code in the Final Rule.  CMS did, however, change how it pays for prostate biopsy codes, which is also a test that we bill relatively often, and stated that it did consider that code to be potentially misvalued.  In addition, it made substantial reductions in certain other codes, including the codes applicable to FISH (fluorescent in situ hybridization), which we also bill; however, those cuts were offset by the increases in other codes, including CPT 88305, which is the most common code that we bill.  CMS also stated that it does not intend to implement the policy that it proposed in the 2014 Proposed Fee Schedule Rule that would have limited certain physician payments to the amounts paid in the hospital setting. Finally, CMS announced that it is withdrawing its authority to amend laboratory rates to reflect technological changes as mandated by PAMA.

On October 30, 2015, CMS issued its Final Physician Fee Schedule Rule for 2016, which adopted new policies that will go into effect in January 2016. Our review of the Final Rule suggests that the impact of the changes could be an increase of approximately $2.0 million in our annualized Medicare revenue, inclusive of acquisitions completed in 2014 and 2015. However, our product mix, payor mix and volume may change and the actual impact of the changes to the 2016 Physician Fee Rule may vary significantly from our estimates.  This does not reflect any potential change that Congress might make in the future with regard to the conversion factor.

The Budget Control Act of 2011 created a Joint Select Committee on Deficit Reduction, which was tasked with recommending proposals to reduce spending. Under the law, the Joint Committee’s failure to achieve a targeted deficit reduction, or Congress’ failure to pass the Committee’s recommendations without amendment by December 23, 2011, would result in automatic across-the-board cuts to most discretionary programs. Automatic cuts also would be made to Medicare and would result in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and continuing through 2021. Because the Joint Committee was not able to agree on a set of deficit reduction recommendations on which Congress could vote, cuts went into effect in April 2013. This reduction was extended by PAMA through 2024.  We have estimated the impact of sequestration, has been approximately $1.1 million to our annual Medicare revenue.

Acquisitions

Through December 31, 2015, we have acquired 28 diagnostic services companies throughout the United States, with our most recent acquisition completed on October 29, 2015. The following summarizes the acquisitions we completed in 2014 and 2015.

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

2015 Acquisitions

On July 31, 2015 we acquired the assets of two pathology practices and a billing service, all located in Texas. On October 29, 2015 we acquired 100 percent of the equity of a pathology practice in Ohio. We paid $15.4 million of cash in aggregate at closing and issued contingent notes payable over from three to six years. Payments under the contingent notes will be paid annually, up to a maximum of $11.9 million, subject to the retention of certain key facility contracts, financial results and the cash received under specified client contracts. We primarily used the funds available under our $25.0 million delayed draw term loan to pay the $15.4 million cash portion of the purchase price for the acquisitions.

As a result of the significant number and size of the acquisitions, many of the changes in our consolidated results of operations and financial position in 2015, compared to 2014, and in 2014, compared to 2013, discussed below relate to the acquisitions completed in 2014 and 2015.

Results of Operations

The following table outlines, for the periods presented, our results of operations as a percentage of net revenue.

	Year Ended December 31,
	2013	2014	2015
Net Revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	54.0%	54.5%	54.1%
Selling, general and administrative expenses	26.2%	25.5%	25.4%
Provision for doubtful accounts	6.8%	6.8%	6.3%
Intangible asset amortization expense	7.5%	7.5%	7.2%
Management fees	1.0%	1.0%	1.0%
Impairment of goodwill and other intangible assets	21.7%	11.3%	21.5%
Gain on sale of leased facility	0.0%	-0.4%	0.0%
Acquisition and business development costs	0.1%	0.4%	0.3%
Change in fair value of contingent consideration	0.5%	2.0%	0.6%
Total operating costs and expenses	117.8%	108.7%	116.4%
Income (loss) from continuing operations	-17.8%	-8.7%	-16.4%
Other income (expense):
Interest expense	-13.2%	-14.8%	-15.5%
Write-off of deferred debt issue costs	0.0%	-0.7%	0.0%
Loss on extinguishment of debt	0.0%	-0.3%	0.0%
Other income (expense)	0.0%	0.0%	0.0%
Total other expense, net	-13.2%	-15.8%	-15.5%
Loss from continuing operations before income taxes	-31.0%	-24.6%	-32.0%
Benefit for income taxes	-1.6%	-1.7%	-0.3%
Net loss	-29.4%	-22.9%	-31.6%

Our historical consolidated operating results do not reflect the results of operations of our 2014 and 2015 acquisitions prior to the effective date of those acquisitions. As a result, our historical consolidated operating results may not be indicative of what our results of operations will be for future periods. Also, effective January, 1, 2015, we adjusted the way we count our accession volume to better reflect our revenue per accession. Accession counts for all prior periods have been revised to reflect our current methodology.

Comparison of the Year Ended December 31, 2015 and 2014

Net Revenue

Net revenue increased approximately $21.1 million, or 8.7 percent, to $263.7 million for the year ended December 31, 2015, from $242.6 million for the year ended December 31, 2014. Revenue from labs that we operated for the full years 2014 and 2015, which we refer to herein as our existing labs, increased approximately $5.3 million, or 2.2 percent, while the acquisitions contributed approximately $4.8 million and $20.6 million to net revenue in the years ended December 31, 2014 and 2015, respectively, which is a net increase of $15.8 million.

Total accessions increased by 109,000 to 2,076,000 for the year ended December 31, 2015, compared to 1,967,000 for the year ended December 31, 2014.  Existing lab accessions increased by 6,000 for the year ended December 31, 2015, compared to the year ended December 31, 2014, while labs acquired in 2014 and 2015 contributed 141,000 and 38,000 accessions for the years ended December 31, 2015 and 2014, respectively, which is a net increase of 103,000 accessions.  The average revenue per accession at our existing labs increased to approximately $125 for the year ended December 31, 2015, from $123 for the year ended December 31, 2014. The increase in net revenue at our existing labs was due primarily to changes in testing mix, higher revenue from the Aurora Research Institute, or ARI, and higher reimbursement from Medicare.

On October 30, 2015, CMS issued its Final Physician Fee Schedule Rule for 2016, which adopted new policies that will go into effect in January 2016. Our initial review of the Final Rule suggests that the impact of the changes could be an increase of approximately $2.0 million in our annualized Medicare revenue, inclusive of acquisitions completed in 2014 and 2015.

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

Cost of Services

Cost of services increased approximately $10.4 million, or 7.9 percent, to $142.7 million for the year ended December 31, 2015 from $132.3 million for the year ended December 31, 2014. Cost of services at labs acquired in 2014 and 2015 was $10.4 million and $2.5 million for the years ended December 31, 2015 and 2014, respectively. Cost of services for our existing labs increased approximately $2.5 million, or 1.9 percent, to $132.2 million for the year ended December 31, 2015, compared to $129.7 million for the year ended December 31, 2014.  The increase in costs of services at our existing labs, inclusive of ARI, primarily related to higher personnel related expenses, technical processing costs and physician consulting fees, partially offset by reductions in lab supplies costs associated with improved supplies contracts.

As a percentage of net revenue, cost of services was 54.1 percent and 54.5 percent for the years ended December 31, 2015 and 2014, respectively, and our gross margins were 45.9 percent and 45.5 percent for the years ended December 31, 2015 and 2014, respectively. Our gross margin may be negatively impacted by lower average revenue per accession and increases in pathologist compensation and replacement costs. Cost of services and our related gross profit percentages may be positively or negatively impacted by market conditions and our service mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $5.1 million, or 8.2 percent, to $66.9 million for the year ended December 31, 2015 from $61.8 million for the year ended December 31, 2014. Selling, general and administrative expenses for labs acquired in 2014 and 2015 were $2.5 million and $0.5 million for the years ended December 31, 2015 and 2014, respectively. Selling, general and administrative expenses at corporate increased by approximately $4.0 million while expenses at our existing labs decreased by approximately $0.9 million for the year ended December 31, 2015 compared to 2014.  Corporate selling, general and administrative costs increased primarily due higher personnel related costs, including increased temporary personnel and travel costs, as well as increased legal and consulting fees. Selling, general and administrative expense decreased at our existing labs primarily attributable to the $1.2 million for a legal settlement with the U.S. Veterans Administration recognized in 2014, partially offset by higher personnel related costs and billing fees in 2015.

As a percentage of net revenue, selling, general and administrative expenses were 25.4 percent and 25.5 percent for the years ended December 31, 2015 and 2014, respectively.

Provision for Doubtful Accounts

Our provision for doubtful accounts was $16.6 million for each of the years ended December 31, 2015 and 2014. As a percentage of net revenue, the provision for doubtful accounts was 6.3 percent for the year ended December 31, 2015, compared to 6.8 percent for the year ended December 31, 2014.  The decrease in the provision for doubtful accounts as a percentage of net revenue primarily related to changes in our collections processes which have improved our collections results.  The Company’s provision for doubtful accounts could be positively or negatively impacted by changes in payor mix.

Intangible Asset Amortization Expense (Amortization)

Amortization expense increased by approximately $0.9 million, to $19.0 million for the year ended December 31, 2015, from $18.1 million for the year ended December 31, 2014 as a result of intangible assets acquired in 2014 and 2015, partially offset by certain intangible assets becoming fully amortized.  We amortize our intangible assets over weighted average lives ranging from 3 to 15 years.

Management Fees, related parties

Management fees increased by approximately $0.1 million, to $2.6 million for the year ended December 31, 2015, from $2.5 million for the year ended December 31, 2014 as a result of higher net revenue. Management fees are based on 1.0 percent of net revenue plus expenses. Since April 2013, the Company has accrued but not paid management fees in accordance with the terms of its credit agreements.  For each of the years ended December 31, 2015 and 2014, we paid expenses of less than $0.1 million, but paid no management fees, and the Company expects to pay no management fees through December 31, 2016. As of December 31, 2015, $8.6 million of these management fees are reflected in long-term liabilities in the accompanying consolidated balance sheet.

Impairment of Goodwill and Other Intangible Assets

At June 30, 2015, we identified indications of impairment at two of our reporting units. One of the reporting units exhibited lower margins and both of the reporting units experienced lower volume as a result of competition to such an extent as to indicate potential impairment. We believe the reduction in volume due to attrition in the client base resulted in reductions in the fair values of the reporting units below their carrying values. We tested goodwill for impairment at these two reporting units as of June 30, 2015 and recorded non-cash impairment charges of $39.6 million to write down the carrying value of goodwill.

At November 30, 2015, we tested goodwill for potential impairment and determined three of our reporting units had carrying values in excess of their estimated fair values.  As a result, we recorded non-cash impairment charges of $17.1 million to write down the carrying value of goodwill at these three reporting units. Regarding these reporting units, we believe various factors, including the expected loss of a significant client, higher projected costs and reductions in projected private insurance reimbursement rates resulted in a reduction in the fair value of the reporting units below their carrying value.

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

As of December 31, 2015, we had goodwill and net intangible assets of $190.9 million. Many factors, including competition, general economic conditions, health care reform, third party payment patterns and industry consolidation, could have a negative impact on one or more of our reporting units. Therefore, we may experience additional impairment charges in future periods.

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

Change in Fair Value of Contingent Consideration

For the year ended December 31, 2015, we recorded net non-cash charges of $1.7 million, compared to non-cash charges of $4.9 million for the year ended December 31, 2014, to recognize changes in the estimated fair values of contingent consideration issued in connection with our acquisitions completed after January 1, 2009. These charges relate to changes in the estimated fair value, including numerous variables such as the discount rate, remaining pay out period and the projected performance for each acquisition.

In April 2015, we finalized a settlement agreement with the sellers in one of our acquisitions.  As a result of the settlement we recorded a charge of approximately $5.4 million in the change in fair value of contingent consideration in the year ended December 31, 2014.

Acquisition and Business Development Costs

Transaction costs associated with our acquisitions and business development costs decreased to $0.9 million for the year ended December 31, 2015, compared to $1.0 million for the year ended December 31, 2014, as a result of a decline in acquisition activity during 2015.

Interest Expense

Interest expense for the year ended December 31, 2015 was $41.0 million, compared to $36.0 million for the year ended December 31, 2014.  The higher interest expense related to higher average balances outstanding under our credit facility term loans. Additionally, interest rates under our current credit facility entered into on July 31, 2014 are higher, currently at 8.375 percent, than our prior credit facility, which was paid off on July 31, 2014 with a portion of the proceeds from the current credit facility.

Write-off of Deferred Debt Issue Costs and Loss on Extinguishment of Debt

As noted in the preceding paragraph, on July 31, 2014 we entered into a new credit facility and used a portion of the proceeds to repay all amounts outstanding under our prior credit facility. In connection with the retirement of our previous credit facility, we recorded a non-cash charge of $1.6 million to write off the unamortized balance of deferred issuance costs and a non-cash loss on extinguishment of debt of $0.8 million for the related original issue discount.

Benefit for Income Taxes

We are a Delaware limited liability company taxed as a partnership for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Holdings in accordance with the terms of the LLC Agreement. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The benefit for federal and state income taxes for these subsidiaries, as reflected in our consolidated financial statements, amounted to a benefit of $0.9 million and $4.1 million for the years ended December 31, 2015 and 2014, respectively.

Comparison of the Year Ended December 31, 2014 and 2013

Net Revenue

Net revenue decreased approximately $5.6 million, or 2.3 percent, to $242.6 million for the year ended December 31, 2014, from $248.2 million for the year ended December 31, 2013. Revenue from labs that we operated for the full years 2013 and 2014 decreased approximately $10.4 million, or 4.2 percent, while the acquisitions in 2014 contributed approximately $4.8 million to net revenue.

Total accessions declined by 37,000 to 1,967,000 for the year ended December 31, 2014, compared to 2,004,000 for the year ended December 31, 2013.  Accessions at existing labs declined by 75,000 for the year ended December 31, 2014, compared to the year ended December 31, 2013, while labs acquired in 2014 contributed 38,000 accessions for the year ended December 31, 2014.  The average revenue per accession at our existing labs decreased to $123 for the year ended December 31, 2014, from $124 for the year ended December 31, 2013. The decrease in net revenue at our existing labs was due primarily to client attrition and lower volume from continuing clients, which offset revenue from new clients and hospital contracts, as well as lower reimbursement, chiefly from Medicare reductions, including changes to the 2014 Fee Schedule and sequestration, which became effective in April 2013. These decreases in revenue were partially offset by $1.8 million higher revenue from the Aurora Research Institute, or ARI.

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

Intangible Asset Amortization Expense (Amortization)

Amortization expense decreased by approximately $0.5 million, to $18.1 million for the year ended December 31, 2014, from $18.6 million for the year ended December 31, 2013 as a result of certain intangible assets becoming fully amortized, as well as $1.0 million and $0.2 million of impairments of finite lived intangible assets recorded in November 2013 and November 2014, respectively. The decreases were partially offset by approximately $0.4 million of amortization related to the 2014 acquisitions.  We amortize our intangible assets over weighted average lives ranging from 3 to 15 years.

Management Fees, related parties

Management fees were comparable for the years ended December 31, 2014 and 2013, at approximately $2.5 million. Management fees are based on 1.0 percent of net revenue plus expenses. Since April 2013, the Company has accrued but not paid management fees in accordance with the terms of its credit agreements.  For each of the years ended December 31, 2014 and 2013, we paid expenses of less than $0.1 million, but paid no management fees.

Impairment of Goodwill and Other Intangible Assets

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

Change in Fair Value of Contingent Consideration

For the year ended December 31, 2014, we recorded net non-cash charges of $4.9 million, compared to non-cash charges of $1.1 million for the year ended December 31, 2013, to recognize changes in the estimated fair values of contingent consideration issued in connection with our acquisitions completed after January 1, 2009. The gain and charge relate to changes in the estimated fair value, including numerous variables such as the discount rate, remaining pay out period and the projected performance for each acquisition.

In April 2015, we finalized a settlement agreement with the sellers in one of our acquisitions.  As a result of the settlement we recorded a charge of approximately $5.4 million in the change in fair value of contingent consideration in the year ended December 31, 2014.

Acquisition and Business Development Costs

Transaction costs associated with our acquisitions and business development costs increased to $1.0 million for the year ended December 31, 2014, compared to approximately $0.2 million for the year ended December 31, 2013, as a result of a higher level of acquisition activity during 2014.

Interest Expense

Interest expense for the year ended December 31, 2014 was $36.0 million, compared to $32.8 million for the year ended December 31, 2013.  The higher interest expense related to higher average balances outstanding under our credit facility. Additionally, interest rates under our current credit facility entered into on July 31, 2014 were higher than the prior credit facility, which was paid off on July 31, 2014 with a portion of the proceeds from the current credit facility.

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

On December 20, 2010, we issued $200.0 million in unsecured Senior Notes that mature on January 15, 2018. The Senior Notes bear interest at an annual rate of 10.75 percent, which is payable each January 15th and July 15th. In accordance with the indenture governing our Senior Notes, we are subject to certain limitations on issuing additional debt and are required to submit quarterly and annual financial reports. The Senior Notes are currently redeemable at our option at 102.688 percent of par, plus accrued interest. The redemption price decreases to 100 percent of par on January 15, 2017. The Senior Notes rank equally in right of repayment with all of our other senior indebtedness, but are subordinated to our secured indebtedness to the extent of the value of the assets securing that indebtedness.

On July 31, 2014 we entered into a new $220.0 million credit facility with Cerberus Business Finance, LLC, which we refer to as the New Credit Facility.  The New Credit Facility consists of a $165.0 million initial term loan, $30.0 million revolving credit line and $25.0 million delayed draw term loan.  The delayed draw term loan facility, as amended, was available through October 31, 2015 to pay the consideration for acquisitions, as permitted under the New Credit Facility, including acquisition related fees and expenses. Each of the term loan, revolving credit line and delayed draw term loan under the New Credit Facility has a maturity of five years but is subject to a maturity date of October 14, 2017 if our Senior Notes are not refinanced or their maturity is not extended prior to such date.  Under the outstanding term loans, quarterly principal repayments of $0.5 million became due commencing on September 30, 2015 through December 31, 2016.  Quarterly principal repayments increase to $0.9 million on March 31, 2017 through June 30, 2018 and to $1.3 million on September 30, 2018 and each quarter end thereafter, with the balance due at maturity. Prior to the second amendment on April 10, 2015, at our option, interest under the New Credit Facility was either LIBOR, with a 1.25% floor, plus 7%, or at a base rate, with a 2.25% floor, plus 6%. The New Credit Facility is secured by essentially all of our assets and unconditionally guaranteed by us and certain of the Company’s existing and subsequently acquired or organized domestic subsidiaries and is subject to certain financial covenants.

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

The Company borrowed $9.7 million under the delayed draw term loan during 2014. The Company entered into third and fourth amendments to its New Credit Facility that extended the period that the Company was able to use the remaining availability under the $25.0 million delayed draw term loan from July 31, 2015, to October 31, 2015. In connection with the acquisitions consummated by the Company on July 15, 2015 and October 29, 2015, the Company borrowed the remaining $15.3 million available under the delayed draw term loan.

As of December 31, 2015, the balance outstanding under our term loan facility was $164.0 million and the balance outstanding under the delayed draw term loan facility was $25.0 million. As of December 31, 2015 we were in compliance with our loan covenants. As of December 31, 2015, no amounts were outstanding and we had $30.0 million available under our revolving credit facility and $40 million available for acquisitions under our delayed draw term loan B facility.

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

The New Credit Facility requires us to maintain a maximum leverage ratio (based upon the ratio of total funded debt to consolidated EBITDA, net of agreed cash amounts) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to net cash interest expense), each quarter based on the last four fiscal quarters. The maximum leverage ratio as of December 31, 2015 was 10.20:1.00 and becomes more restrictive each quarter through maturity.  The interest coverage ratio was 1.00:1.00 as of December 31, 2015 and increases to 1.05:1.00 on December 31, 2017.  In addition, we are required to maintain liquidity (defined as availability under the revolving credit facility plus amounts in bank accounts that are subject to the agent’s perfected first priority liens) of at least $5.0 million at any time and $10.0 million on the last business day of each month.  Our compliance with the maximum leverage ratio and the minimum interest coverage ratio is subject to customary “equity cure” rights.

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

In connection with the final settlement of one of our contingent notes, effective June 26, 2013, we agreed to pay $2.0 million in 24 equal monthly installments, plus 8 percent interest on the unpaid balance, through June 2015.   As of December 31, 2015, this subordinated note was fully repaid.

Long-term debt consists of the following as of December 31, 2015 (in thousands):

Senior Notes	$200,000
Term Loan	164,000
Delayed Draw Term Loan	25,000
Note payable	133
Capital lease obligations	129
Total:	389,262
Less:
Original issue discount, net	(3,877)
Current portion	(2,147)
Long-term debt, net of current portion	$383,238

As of December 31, 2015, future maturities of long-term debt are as follows (in thousands):

Years ending December 31,
2016	$2,147
2017	3,610
2018	204,255
2019*	179,250
$389,262

*

The estimated future debt principal payments in 2019 reflect the maturity of the Company’s New Credit Facility which is subject to a maturity date of October 14, 2017 and would be repaid in 2017 if the Company’s Senior Notes are not refinanced or their maturity is not extended prior to October 14, 2017.

Contingent Consideration

In connection with the majority of our acquisitions, we have agreed to pay additional consideration annually over future periods of three to six years based upon contract retention and the attainment of stipulated levels of operating results by each of the acquired entities, as defined in their respective agreements.  The computation of the annual operating results is subject to review and approval by sellers prior to payment. In the event there is a dispute, the Company will pay the undisputed amount and then take reasonable efforts to resolve the dispute with the sellers. If the sellers are successful in asserting their dispute, the Company could be required to make additional payments in future periods. For the years ended December 31, 2013, 2014 and 2015, we paid consideration under contingent notes of $21.0 million, $5.8 million and $4.5 million, respectively. During 2014 we received $1.2 million of repayments of contingent notes.

As of December 31, 2015, the total maximum future payments of contingent consideration issued in acquisitions was $21.8 million. Lesser amounts will be paid or no payments will be made for earnings below the maximum level of stipulated earnings or if the stipulated contracts are not retained. We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. These estimates involve significant projections regarding future performance of the acquired practices. If actual future results differ significantly from current estimates, the actual payments for contingent consideration will differ correspondingly. Any future payments of contingent consideration will be reflected in the change in the fair value of the contingent consideration. As of December 31, 2015, the fair value of contingent consideration related to acquisitions was $13.1 million, representing the present value of approximately $18.7 million in estimated future payments through 2021.

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

Medical Malpractice Insurance

We are insured on a claims-made basis up to our policy limits through a third party malpractice insurance policy. We establish reserves, on an undiscounted basis, for self-insured deductibles, claims incurred and reported and claims incurred but not reported (IBNR) during the policy period. We had recorded medical malpractice liabilities of $3.2 million and $2.2 million as of December 31, 2014 and 2015, respectively, which were included in accounts payable, accrued expenses and other current liabilities. We also record a receivable from our insurance carrier for expected recoveries. Expected insurance recoveries, which are included in prepaid expenses and other current assets, were $1.1 million and $0.3 million as of December 31, 2014 and 2015, respectively. So long as we maintain third party malpractice insurance policies, the IBNR claims will be covered by such third party policy up to the policy limits.

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

As of December 31, 2015, we had cash and cash equivalents of $19.1 million and working capital of $11.4 million.  We had $30.0 million available under our revolving credit facility and $40.0 million available under our delayed draw term loan B facility.  The delayed draw term loan B facility is available through April 10, 2016 to pay the consideration for acquisitions, as permitted under the New Credit Facility.  We believe our current cash and cash equivalents together with cash from operations and the amount available under our revolving credit facility will be sufficient to fund our working capital requirements through 2016. In order to access the amounts available under our revolving credit facility, we must meet the financial tests and ratios contained in our New Credit Facility. We currently expect to meet these financial tests and ratios at least through the end of 2016.  Nonetheless, we may not achieve all of our business goals and objectives and events beyond our control could affect our ability to meet these financial tests and ratios and limit our ability to access the amounts otherwise available under our revolving credit facility.

Cash Provided By Operating Activities

Net cash provided by operating activities during the year ended December 31, 2015 was $2.3 million compared to $7.8 million during the year ended December 31, 2014. Net cash provided by operating activities for the year ended December 31, 2015 reflected a net loss of $83.4 million and certain adjustments for non-cash items, including $56.7 million for write-offs of goodwill and other intangible assets, $23.3 million of depreciation and amortization, $3.2 million of amortization of debt issue costs and original issue discount, $0.2 million of equity compensation costs and a $1.7 million increase in the fair value of contingent consideration, partially offset by a net decrease of $1.9 million of deferred income tax liabilities. Net cash provided by operating activities for the year ended December 31, 2015 also reflected a $0.5 million decrease in prepaid income taxes and other prepaid expenses, a $0.6 million increase in accrued interest, a $1.1 million increase in accounts payable, accrued expenses and other liabilities, and a $0.3 million increase in accrued compensation. As of December 31, 2015, our DSO (Days Sales Outstanding) were 43 days compared to 44 days as of December 31, 2014.

Cash Used In Investing Activities

Net cash used in investing activities during the year ended December 31, 2015 was $22.1 million compared to $21.8 million during the year ended December 31, 2014. Net cash used in investing activities during the year ended December 31, 2015 primarily consisted of $15.3 million net cash paid for acquisitions, $4.5 million of contingent note payments and $2.3 million of purchases of property and equipment.

Cash Provided By Financing Activities

Net cash provided by financing activities for the year ended December 31, 2015 was $12.5 million compared to $39.0 million for the year ended December 31, 2014. For the year ended December 31, 2015, we borrowed $15.0 million under our delayed draw term loan and paid $0.9 million of debt issuance costs, $0.6 million of principal under subordinated notes and capital leases and repaid $1.0 million on our term loan facility.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations and commitments as of December 31, 2015 (in thousands):

	Payments Due by Period
Contractual obligations	2016	2017	2018	2019	2020	Thereafter	Total
Senior notes	$-	$-	$200,000	$-	$-	$-	$200,000
Term loans (1)	2,000	3,500	4,250	179,250	-	-	189,000
Unsecured subordinated notes	67	66	-	-	-	-	133
Estimated interest on senior secured notes	21,500	21,500	10,750	-	-	-	53,750
Estimated interest on term loans (2)	15,766	15,551	15,250	8,713	-	-	55,280
Capitalized and operating leases	5,083	5,096	4,411	3,967	2,591	4,852	26,000
Supplies agreements	1,702	1,646	1,496	1,314	1,314	-	7,472
Total	$46,118	$47,359	$236,157	$193,244	$3,905	$4,852	$531,635

(1)

The estimated future debt principal payments in 2019 reflect the maturity of the Company’s New Credit Facility which is subject to a maturity date of October 14, 2017 and would be repaid in 2017 if the Company’s Senior Notes are not refinanced or their maturity is not extended prior to October 14, 2017.

(2)

Estimated interest payments on our Term Loans calculated using the current effective interest rates (LIBOR (subject to a floor of 1.375 percent), plus 7.00 percent per annum) multiplied by the outstanding balances as of December 31, 2015, reduced by scheduled principal repayments.

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

First, our billing systems are unable to quantify amounts pending approval from third parties. However, we generally operate in most markets as an in-network provider, and we estimate that approximately 90 percent of our diagnostic testing services are paid for by locally-focused in-network providers. As of December 31, 2015 our DSO (Days Sales Outstanding) averaged 43 days.

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

As of December 31, 2015, for each 1.0 percent change in our estimate for the allowance for contractual adjustments, net revenue would have increased or decreased approximately $0.9 million. As of December 31, 2015, for each 1.0 percent change in our estimate for the allowance for doubtful accounts, our provision for doubtful accounts would have increased or decreased by approximately $0.5 million.

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

The discount rates used in estimating the fair value of contingent consideration incorporate current market interest rates adjusted for company specific risks at the acquired labs. At December 31, 2015 the discount rates used ranged from 15.8 percent to 20.1 percent.

Annual Impairment Testing of Goodwill and Intangibles

Goodwill is our single largest asset. We evaluate the recoverability and measure the potential impairment of our goodwill annually on November 30th, or when events or circumstances dictate, more frequently. The annual impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. For purposes of testing goodwill for impairment, each of our acquired practices is considered a separate reporting unit. To estimate the fair value of the reporting units, we utilize a discounted cash flow model as the primary approach to value supported by a market approach guideline public company method, or the GPC Method, which is used as a reasonableness test. We believe that a discounted cash flow analysis is the most appropriate methodology to test the recorded value of long-term assets with a demonstrated long-lived value. The results of the discounted cash flow provide reasonable estimates of the fair value of the reporting units because this approach is based on each respective unit’s actual results and reasonable estimates of future performance, and also takes into consideration a number of other factors deemed relevant by management, including but not limited to, expected future market revenue growth and operating profit margins. We have consistently used these approaches in determining the value of goodwill. We consider the GPC Method as an adequate reasonableness test which utilizes market multiples of industry participants to corroborate the discounted cash flow analysis. We believe this methodology is consistent with the approach that any strategic market participant would utilize if they were to value one of our reporting units.

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

We maintain our cash balances at high quality financial institutions. The balances in our accounts may periodically exceed amounts insured by the Federal Deposit Insurance Corporation, which insures deposits of up to $250,000 as of December 31, 2015. We do not believe we are exposed to any significant credit risk and have not experienced any losses.

As of December 31, 2015, we had outstanding balances of $189.0 million under our New Credit Facility maturing July 2019, which accrues interest at a variable rate of LIBOR (subject to a floor of 1.25 percent) plus 7.125 percent per annum. As of December 31, 2015, the short term LIBOR rate used as the base for calculating the interest rates for our New Credit Facility was approximately 0.416 percent. As such, changes in the LIBOR rates would not impact our interest expense until the 1.25 percent floor is exceeded. Based upon the balances outstanding under our revolving credit facility and term loan as of December 31, 2015, for every 100 basis point increase in the LIBOR rates over the 1.25 percent floor, we would incur approximately $1.9 million of additional annual interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Members

Aurora Diagnostics Holdings, LLC

Palm Beach Gardens, Florida

We have audited the accompanying consolidated balance sheets of Aurora Diagnostics Holdings, LLC as of December 31, 2015 and 2014 and the related consolidated statements of operations, members’ deficit, and cash flows for each of the three years in the period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15a for each of the three years in the period ended December 31, 2015.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aurora Diagnostics Holdings, LLC as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the three years in the period ended December 31, 2015, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Crowe Horwath LLP

Tampa, Florida

March 21, 2016

Aurora Diagnostics Holdings, LLC

Consolidated Balance Sheets

(in thousands, except for member units)

	December 31,
	2014	2015
Assets
Current Assets
Cash and cash equivalents	$26,422	$19,085
Accounts receivable, net	29,309	32,851
Prepaid expenses and other assets	3,676	4,321
Prepaid income taxes	1,167	175
Deferred tax assets	666	-
Total current assets	61,240	56,432

Property and equipment, net	9,323	8,646

Other Assets:
Deferred debt issue costs, net	7,203	6,074
Deposits and other noncurrent assets	637	596
Goodwill	177,774	125,188
Intangible assets, net	69,603	65,694
	255,217	197,552
	$325,780	$262,630

Liabilities and Members' Deficit
Current Liabilities
Current portion of long-term debt	$1,633	$2,147
Current portion of fair value of contingent consideration	4,284	4,820
Accounts payable, accrued expenses and other current liabilities	16,674	16,839
Accrued compensation	6,518	7,030
Accrued interest	13,626	14,228
Total current liabilities	42,735	45,064

Long-term debt, net of current portion	369,214	383,238
Deferred tax liabilities	9,115	6,473
Accrued management fees, related parties	6,018	8,633
Fair value of contingent consideration, net of current portion	4,766	8,320
Other liabilities	1,506	1,685

Commitments and Contingencies

Members' Equity Deficit
Common member units, 23,549,812 units issued and outstanding	199,993	199,993
Equity based compensation and transaction costs	(339)	(113)
Retained deficit	(307,228)	(390,663)
Total Members' Deficit	(107,574)	(190,783)
	$325,780	$262,630

See Notes to Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Consolidated Statements of Operations

Years Ended December 31, 2013, 2014 and 2015

(in thousands)

	December 31,
	2013	2014	2015
Net revenue	$248,169	$242,561	$263,744

Operating costs and expenses:
Cost of services	134,112	132,265	142,663
Selling, general and administrative expenses	64,949	61,820	66,890
Provision for doubtful accounts	16,945	16,600	16,597
Intangible asset amortization expense	18,584	18,092	19,047
Management fees, related parties	2,530	2,459	2,614
Impairment of goodwill and other intangible assets	53,876	27,516	56,725
Gain on sale of leased facility	-	(957)	-
Acquisition and business development costs	169	1,046	889
Change in fair value of contingent consideration	1,149	4,936	1,656
Total operating costs and expenses	292,314	263,777	307,081

Loss from operations	(44,145)	(21,216)	(43,337)

Other income (expense):
Interest expense	(32,760)	(35,997)	(40,980)
Write-off of deferred debt issue costs	-	(1,639)	-
Loss on extinguishment of debt	-	(805)	-
Other income	17	15	4
Total other expense, net	(32,743)	(38,426)	(40,976)

Loss from operations before income taxes	(76,888)	(59,642)	(84,313)

Benefit for income taxes	(3,874)	(4,094)	(878)
Net loss	$(73,014)	$(55,548)	$(83,435)

See Notes to Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Consolidated Statements of Members’ Deficit

Years Ended December 31, 2013, 2014 and 2015

(in thousands, except for member units)

			Equity Based
		Member	Compensation		Total
	Member	Contributions	and Transaction	Retained	Members'
	Units	(Distributions)	Costs	Deficit	Deficit
Balance, January 1, 2013	23,549,812	$199,993	$(1,100)	$(178,666)	$20,227

Net loss	-	-	-	(73,014)	(73,014)
Equity based compensation	-	-	293	-	293
Balance, December 31, 2013	23,549,812	$199,993	$(807)	$(251,680)	$(52,494)

Net loss				(55,548)	(55,548)
Equity based compensation	-	-	468	-	468
Balance, December 31, 2014	23,549,812	$199,993	$(339)	$(307,228)	$(107,574)

Net loss				(83,435)	(83,435)
Equity based compensation	-	-	226	-	226
Balance, December 31, 2015	23,549,812	$199,993	$(113)	$(390,663)	$(190,783)

See Notes to Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Consolidated Statements of Cash Flows

Years Ended December 31, 2013, 2014 and 2015

(in thousands)

	2013	2014	2015
Cash Flows From Operating Activities
Net loss	$(73,014)	$(55,548)	$(83,435)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	23,127	22,587	23,274
Amortization of deferred debt issue costs	1,921	1,932	2,071
Amortization of original issue discount on debt	383	699	1,100
Deferred income taxes	(2,279)	(3,705)	(1,895)
Equity based compensation	293	468	226
Change in fair value of contingent consideration	1,149	4,936	1,656
Impairment of goodwill and other intangible assets	53,876	27,516	56,725
Write-off of deferred debt issue costs	-	1,639	-
Loss on extinguishment of debt	-	805	-
(Gain) loss on sale of leased facility and property	(17)	(972)	-
Changes in assets and liabilities, net of working capital
acquired in business combinations:
(Increase) decrease in:
Accounts receivable	955	(191)	(4)
Prepaid income taxes	(1,294)	947	992
Prepaid expenses	57	3,195	(452)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	2,522	2,675	1,147
Accrued compensation	265	(2,755)	323
Accrued interest	46	3,606	602
Net cash provided by operating activities	7,990	7,834	2,330
Cash Flows From Investing Activities
Purchase of property and equipment	(2,810)	(2,746)	(2,279)
Proceeds from sale of facility	-	925	-
(Increase) decrease in deposits and other noncurrent assets	(229)	(31)	(40)
Payments of contingent notes	(21,045)	(5,779)	(4,506)
Repayments of contingent notes	-	1,213	-
Businesses acquired, net of cash acquired	-	(15,394)	(15,323)
Net cash used in investing activities	(24,084)	(21,812)	(22,148)
Cash Flows From Financing Activities
Payments of capital lease obligations	(116)	(109)	(81)
Borrowing under new term loan facility	-	169,575	15,070
Repayments under term loan facility	-	(102,500)	(1,000)
Repayments of subordinated notes payable	(500)	(1,000)	(566)
Net borrowings (repayments) under revolver	8,200	(22,200)	-
Payment of debt issuance costs	(925)	(4,773)	(942)
Net cash provided by financing activities	6,659	38,993	12,481
Net (decrease) increase in cash and cash equivalents	(9,435)	25,015	(7,337)
Cash and cash equivalents, beginning	10,842	1,407	26,422
Cash and cash equivalents, ending	$1,407	$26,422	$19,085

(Continued)

Aurora Diagnostics Holdings, LLC

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2013, 2014 and 2015

(in thousands)

	2013	2014	2015
Supplemental Disclosures of Cash Flow Information
Cash interest payments	$30,410	$29,703	$37,238
Cash tax payments, including member tax distributions	$576	$414	$1,171

Supplemental Schedule of Noncash Investing and Financing Activities
Notes and fair value of contingent consideration issued in acquisitions	$-	$1,400	$6,940
Assets acquired under capital leases and fixed minimum purchase commitments	$890	$673	$1,262

See Notes to Consolidated Financial Statements.

Note 1.	Nature of Business; Working Capital; Facility Sale; Significant Accounting Policies and Recent Accounting Standards

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

On July 31, 2014, as further described in Note 7, the Company entered into a new $220.0 million credit facility (the “New Credit Facility”) with Cerberus Business Finance, LLC.  The New Credit Facility consists of a $165.0 million initial term loan, $30.0 million revolving credit line and $25.0 million delayed draw term loan.  Each of the term loan, revolving credit line and delayed draw term loan under the New Credit Facility has a maturity of five years but is subject to an earlier maturity if the Company’s existing Senior Notes are not refinanced or their maturity is not extended prior to October 14, 2017.  The Company used $145.6 million of the proceeds to retire its Barclays Bank PLC revolving credit facility due May 2015 and term loan facility due May 2016, including accrued interest and fees.  Additionally, the Company borrowed $25.0 million under the new delayed draw term loan to fund acquisitions in 2014 and 2015.

On April 10, 2015, the Company entered into a second amendment to the New Credit Facility. The second amendment to the New Credit Facility added a $40 million delayed draw term loan B facility which is available through April 10, 2016 to pay consideration for acquisitions, as permitted under the New Credit Facility, including acquisition related fees and expenses.

As of December 31, 2015, the Company had $30.0 million available under its revolving credit facility and an additional $40.0 million available under its delayed draw term loan B for acquisitions through April 10, 2016.  In order to access the amounts available under its revolving credit facility, the Company must meet the financial tests and ratios contained in its senior secured credit facility. If the Company fails to meet these financial tests and ratios, its ability to access the amounts otherwise available under its revolving credit facility could be limited.

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

Fair value of financial instruments: As of December 31, 2014 and 2015, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value based on the short maturity of these instruments. Refer to Note 11 for discussion of the fair value of the Company’s contingent consideration issued in acquisitions and long-term debt.

Revenue recognition and accounts receivable: The Company recognizes revenue at the time services are performed. Unbilled receivables are recorded for services rendered during, but billed subsequent to, the reporting period. Revenue is reported at the estimated realizable amounts from patients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. The provision for doubtful accounts and the related allowance are adjusted periodically based upon an evaluation of historical collection experience with specific payors for particular services, anticipated collection levels with specific payors for new services, industry reimbursement trends, and other relevant factors. Changes in these factors in future periods could result in increases or decreases in the Company’s provision for doubtful accounts and impact its results of operations, financial position and cash flows. In 2013, 2014 and 2015, approximately 23 percent, 22 percent and 24 percent, respectively, of the Company’s consolidated net revenues were generated by Medicare and Medicaid programs.

Segment Reporting: The Company operates throughout the United States in one reportable segment, the medical laboratory industry. Medical laboratories offer a broad range of testing services to the medical profession. The Company’s testing services are categorized based upon the nature of the test: general anatomic pathology, clinical pathology, dermatopathology, molecular diagnostic services and other esoteric testing services to physicians, hospitals, clinical laboratories and surgery centers. The Company’s revenue consists of payments or reimbursements for these services. For the year ended December 31, 2013, net revenue consisted of 60 percent from private insurance, including managed care organizations and commercial payors, 23 percent from Medicare and Medicaid and 17 percent from physicians and individual patients. For the year ended December 31, 2014, net revenue consisted of 60 percent from private insurance, 22 percent from Medicare and Medicaid and 18 percent from physicians and individual patients. For the year ended December 31, 2015, net revenue consisted of 58 percent from private insurance, 24 percent from Medicare and Medicaid and 18 percent from physicians and individual patients.

Cash and cash equivalents: The Company considers deposits and investments that have original maturities of less than three months, when purchased, to be cash equivalents. The Company maintains its cash balances at high quality financial institutions. At December 31, 2014 and 2015, the Company’s balances in its accounts exceeded amounts insured by the Federal Deposit Insurance Corporation, which insures amounts of up to $250,000. The Company does not believe it is exposed to any significant credit risk and has not experienced any losses.

Property and equipment: Property and equipment is stated at cost. Routine maintenance and repairs are charged to expense as incurred, while costs of betterments and renewals are capitalized. Depreciation is calculated on a straight-line basis, over the estimated useful lives of the respective assets, which range from 3 to 10 years. Leasehold improvements are amortized over the shorter of the term of the related lease, or the useful life of the asset.

Goodwill: Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired in business combinations. The Company reviews goodwill for impairment at the reporting unit level annually on November 30th, or when events or circumstances dictate, more frequently. The impairment review for goodwill consists of a qualitative assessment and then a two-step process of first determining the fair value of the reporting unit and comparing it to the carrying value of the net assets allocated to the reporting unit. If the fair value of the reporting unit exceeds the carrying value, no further analysis or write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of the net assets, the implied fair value of the reporting unit is allocated to all the underlying assets and liabilities, including both recognized and unrecognized tangible and intangible assets, based on their fair value. If necessary, goodwill is then written down to its implied fair value.

As further discussed in Note 5, the Company performed impairment testing of goodwill and intangible assets as of November 30, 2013, 2014 and 2015 and recorded goodwill impairment charges of $52.9 million, $27.3 million and $17.1 million, respectively. Additionally, as of June 30, 2015, the Company identified indicators of impairment at two of its reporting units, tested goodwill for impairment at these two reporting units and recorded non-cash impairment charges of $39.6 million to write down the carrying value of goodwill.

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

The Company reviews its finite lived intangible assets for impairment whenever events indicate the recorded value of the intangible assets may not be recoverable. If the undiscounted cash flows attributable to the intangible asset exceed the carrying value, no further analysis or write-down of the intangible asset is required. If the carrying value of the intangible asset exceeds the undiscounted cash flows attributable to the intangible asset, then the Company recognizes an impairment loss to reduce the recorded value down to, but not below, the estimated fair value of the intangible asset. In connection with its goodwill impairment testing on November 30, 2013 and November 30, 2014, the Company identified certain intangible assets that were determined to be impaired and recorded non-cash impairment charges of $1.0 Million and $0.2 million, respectively, to write down the carrying value of other intangible assets.

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

As further discussed in Note 7, on December 20, 2010, the Company issued $200.0 million in unsecured senior notes, which it refers to as the Senior Notes, and incurred $6.5 million of related costs.  These costs are being amortized to interest expense using the effective interest method through the January 15, 2018 maturity date.

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

As further discussed in Note 7, on April 10, 2015, the Company entered into a second amendment to the New Credit Facility which added a $40 million delayed draw term loan B facility. In connection with the second amendment the Company incurred an additional $0.9 million of direct costs related to the $40 million delayed draw term loan B facility, which were deferred and are being amortized to interest expense using the effective interest method over the remaining term of the New Credit Facility.

Interest expense from the amortization of deferred debt issue costs was $1.9 million, $1.9 million and $2.1 million for the years ended December 31, 2013, 2014 and 2015, respectively. The Company has $6.1 million in net deferred debt issue costs remaining at December 31, 2015, consisting of $4.2 million related to the New Credit Facility and $1.9 million related to the Senior Notes. Deferred debt issue costs as of December 31, 2014 and 2015 consist of the following (in thousands):

	2014	2015
Deferred debt issue costs	$11,240	$12,182
Less accumulated amortization	(4,037)	(6,108)
Deferred debt issue costs, net	$7,203	$6,074

Medical malpractice claims insurance: The Company is insured on a claims-made basis up to its policy limits through a third party malpractice insurance policy. The Company establishes reserves, on an undiscounted basis, for self-insured deductibles, claims incurred and reported and claims incurred but not reported (IBNR) during the policy period. The Company had recorded medical claims liabilities of $3.2 million and $2.2 million as of December 31, 2014 and 2015, respectively, which are included in accounts payable, accrued expenses and other current liabilities. The Company also records a receivable from its insurance carrier for expected recoveries. Expected insurance recoveries, which are included in prepaid expenses and other current assets were $1.1 million and $0.3 million, as of December 31, 2014 and 2015, respectively. Medical claims insurance costs were $1.9 million, $1.8 million and $1.5 million for the years ended December 31, 2013, 2014 and 2015, respectively, inclusive of adjustments to the Company’s reserves for medical claims.

Income taxes: The Company is a Delaware limited liability company taxed as a partnership for federal and state income tax purposes in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, the Company is generally not subject to income taxes, and the income attributable to the limited liability company is allocated to the members in accordance with the terms of the Company’s Second Amended and Restated Limited Liability Company Agreement, dated July 6, 2011, which it refers to as the LLC Agreement. In addition, any tax distributions related to the income allocated to each member would be paid out quarterly. However, certain of the Company’s subsidiaries are structured as corporations, file separate returns, and therefore are subject to federal and state income taxes. The provision for income taxes for these subsidiaries is reflected in the Company’s consolidated financial statements and includes federal and state taxes currently payable and changes in deferred tax assets and liabilities excluding the establishment of deferred tax assets and liabilities related to acquisitions. Deferred income taxes represent the estimated future tax effects resulting from the temporary difference between the carrying values (as reflected in the financial statements) and the tax reporting basis of the related assets and liabilities. The Company does not recognize a tax benefit, unless the Company concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that the Company believes has greater than a 50 percent likelihood of being realized. The Company records interest and penalties in income tax expense.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.”  ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This update is effective for interim and annual periods beginning after December 15, 2015.  The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”  The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standards update.  The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. Had the Company adopted ASU 2015-03, the deferred debt issue costs and long-term debt would have been reduced by approximately $6.6 million and $5.6 million as of December 31, 2014 and 2015, respectively.

In August 2015, the FASB issued ASU 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting  (SEC Update),” clarifying the SEC’s views on the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 allows for an entity to defer and present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangements. This ASU was effective upon issuance. The Company adopted ASU 2015-15, and the adoption did not have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-05, “Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.”  ASU 2015-05 is meant to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. This update is effective for interim and annual periods beginning after December 15, 2015. The Company is evaluating the impact of the adoption of this update on our consolidated financial statements and related disclosures.
In May 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” The amendments in ASU 2015-08 amend various SEC paragraphs included in the FASB’s Accounting Standards Codification (the “Codification”) to reflect the issuance of Staff Accounting Bulletin No. 115, which rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting,” which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments in the update are effective upon issuance, and the Company adopted the amendments in ASU 2015-08, effective May 8, 2015. The adoption of ASU 2015-08 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company has elected to adopt this standard prospectively effective with the beginning of the quarter ended December 31, 2015. The application of ASU 2015-17 to the Company’s December 31, 2015 Consolidated Balance Sheets resulted in a decrease to current deferred tax assets and non-current deferred tax liabilities of $0.7 million.

In February 2016, the FASB issued ASU 2016-02, “Leases” (topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is evaluating the impact of the adoption of this update on our consolidated financial statements and related disclosures.

Note 2.	Acquisitions

The Company has made strategic acquisitions of small local laboratories to achieve greater economies of scale and expand or augment its geographic presence. In connection with its acquisition and business development related activities during 2013, 2014 and 2015, the Company has expensed $0.2 million, $1.0 million and $0.9 million, respectively, of acquisition and business development costs in the accompanying consolidated statements of operations.

2014 Acquisitions

The Company acquired 100 percent of the equity of two separate pathology practices on June 30, 2014, a third pathology practice on September 30, 2014, and a fourth pathology practice on October 31, 2014 for an aggregate cash purchase price of $16.0 million. In three of the transactions, the Company issued additional consideration payable over three years. The additional consideration for two of these acquisitions is based on the future performance of the acquired practice. The total acquisition date fair value of the additional consideration issued for the 2014 acquisitions was $1.4 million representing the present value of estimated future payments of $2.0 million. The Company funded the cash portion of the June 30, 2014 acquisitions using funds drawn under its previous revolving credit facility. The Company funded the cash portion of the September 30, 2014 acquisition using $9.7 million drawn on its delayed draw term loan and the October 31, 2014 acquisition with cash on hand.

2015 Acquisitions

On July 15, 2015, the Company acquired the assets of two pathology practices and a billing service, all located in Texas. On October 29, 2015, the Company acquired 100 percent of the equity of a pathology practice in Ohio. The Company paid a total of $15.4 million of cash in aggregate at closing and issued contingent notes payable over from three to six years. Payments under the contingent notes will be paid annually, up to a maximum of $11.9 million, subject to the retention of certain key facility contracts, financial results and the cash received under specified client contracts. The Company used the available cash under its $25.0 million delayed draw term loan to pay the $15.4 million cash portion of the purchase price for the acquisitions. The Company’s allocation of the purchase price to the net assets acquired is preliminary, pending final evaluation of the acquired accounts receivable and is expected to be finalized no later than June 30, 2016.

Intangible assets acquired as the result of a business combination are recognized at fair value as an asset apart from goodwill if the asset arises from contractual or other legal rights or if it is separable.  The Company’s intangible assets, which principally consist of the fair value of customer relationships, health care facility agreements and non-competition agreements acquired in connection with the acquisition of diagnostic companies, are capitalized and amortized on the straight-line method over their useful lives, which generally range from 3 to 15 years.  The goodwill recorded by the Company in acquisitions relates to intangible assets that do not qualify for separate recognition, such as the assembled workforce and anticipated synergies.  The Company recorded $60,000 and $2.3 million of tax deductible goodwill related to the 2014 and 2015 acquisitions, respectively.

The following table summarizes the estimated aggregate fair value of the assets acquired and liabilities assumed in connection with the 2015 acquisitions (in thousands):

Cash	$123
Accounts receivable	3,538
Other assets	193
Property and equipment	9
Intangible assets	15,138
Goodwill	4,139
Assets acquired	23,140

Accounts payable and accrued expenses	565
Accrued compensation	189
Fair value of contingent consideration	6,940
Liabilities assumed	7,694

Net assets acquired	$15,446

Net assets acquired	$15,446
Less:
Cash acquired	(123)
Net cash paid for acquisitions, net of cash acquired	$15,323

Pro-forma information (unaudited)

The accompanying consolidated financial statements include the results of operations of the acquisitions from the date acquired through December 31, 2015.  The 2014 acquisitions contributed approximately $4.8 million of revenue and approximately $0.4 million of net income for the year ended December 31, 2014. The 2014 and 2015 acquisitions contributed approximately $20.6 million of revenue and approximately $3.6 million of net income for the year ended December 31, 2015.

The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the 2014 and 2015 acquisitions for the years ended December 31, 2014 and 2015, after giving effect to amortization, depreciation, interest, income tax, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 2014.  Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2014 and 2015 acquisitions and does not include operational or other changes which might have been effected by the Company.  The unaudited pro forma information for the years ended December 31, 2014 and 2015 presented below is for illustrative purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands):

	2014	2015
Net revenue	271,402	276,624

Net loss	(51,345)	(81,952)

Contingent Consideration

In connection with certain of its acquisitions, the Company has agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating results by each of the acquired entities, as defined in their respective agreements.

For acquisitions completed prior to January 1, 2009, the Company did not accrue contingent consideration obligations prior to the attainment of the objectives and the amount owed becomes fixed and determinable. The Company paid consideration under contingent notes related to acquisitions completed prior to January 1, 2009 of $3.4 million for the year ended December 31, 2013. For the years ended December 31, 2014 and 2015, the Company made no payments of contingent notes for acquisitions prior to January 1, 2009. As of December 31, 2015, there were no remaining outstanding contingent notes for acquisitions prior to January 1, 2009.

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

As of December 31, 2015, assuming the practices achieve the maximum level of stipulated operating results, the maximum principal amount of contingent consideration payable over the next six years is $21.8 million. A lesser amount will be paid if the performance criteria fall below the maximum levels or no payments will be made if the practices do not achieve the minimum level of performance criteria as outlined in their respective agreements. For the years ended December 31, 2013, 2014 and 2015, the Company paid consideration under contingent notes related to acquisitions completed subsequent to January 1, 2009 of $18.1 million, $5.8 million and $4.5 million, respectively. Future payments for acquisitions completed subsequent to January 1, 2009 will be reflected in the change in the fair value of the contingent consideration. The total fair value of the contingent consideration reflected in the accompanying consolidated balance sheets as of December 31, 2014 and 2015 is $9.1 million and $13.1 million, respectively.

Note 3.	Accounts Receivable

Accounts receivable consisted of the following as of December 31, 2014 and 2015 (in thousands):

	2014	2015
Accounts Receivable	$44,394	$49,142
Less: Allowance for doubtful accounts	(15,085)	(16,291)
Accounts receivable, net	$29,309	$32,851

Note 4.	Property and Equipment

Property and equipment, including assets acquired under capital leases, as of December 31, 2014 and 2015 consisted of the following (in thousands):

	Estimated useful
	life (years)	2014	2015
Laboratory, office and data processing equipment	3 – 5	$18,375	$19,436
Leasehold improvements	5 – 10	6,563	7,079
Furniture, fixtures and other	3 – 5	1,208	1,168
Software	3	5,673	5,814
Vehicles	3 – 5	427	372
		32,246	33,869
Less accumulated depreciation		(23,884)	(27,674)
		8,362	6,195
Assets to be placed in service		961	2,451
		$9,323	$8,646

Depreciation expense, inclusive of amortization of capital leases, was $4.5 million, $4.5 million and $4.2 million for the years ended December 31, 2013, 2014 and 2015, respectively.

Note 5.	Goodwill and Intangible Assets

The following table presents adjustments to goodwill during the years ended December 31, 2014 and 2015 (in thousands):

	2014	2015
Goodwill, beginning of period	$193,992	$177,774
Acquisitions	11,123	4,139
Goodwill impairment	(27,341)	(56,725)
Goodwill, end of period	$177,774	$125,188

For the years ended December 31, 2013, 2014 and 2015, the Company recorded expense for the amortization of intangible assets of $18.6 million, $18.1 million and $19.0 million, respectively related to its continuing operations. The Company’s balances for intangible assets as of December 31, 2014 and 2015 and the related accumulated amortization are set forth in the table below (in thousands):

		Weighted Average	December 31, 2014
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	8	$130,630	$(83,634)	$46,996
Health care facility agreements	15	15	29,240	(7,684)	21,556
Non-compete agreements	3 – 5	4	5,049	(3,998)	1,051
Total intangible assets			$164,919	$(95,316)	$69,603

		Weighted Average	December 31, 2015
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	8	$130,748	$(99,516)	$31,232
Health care facility agreements	15	15	43,580	(10,303)	33,277
Non-compete agreements	3 – 5	4	5,729	(4,544)	1,185
Total intangible assets			$180,057	$(114,363)	$65,694

As of December 31, 2015, estimated future amortization expense is as follows (in thousands):

Year Ending December 31,
2016	$19,259
2017	13,640
2018	6,235
2019	4,406
2020	4,285
Thereafter	17,869
$65,694

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

2014 Impairment Testing

As of November 30, 2014, the Company performed qualitative analyses to assess the likelihood of impairment of goodwill at its reporting units.  The Company’s assessment considered various factors, including the results of the impairment analyses performed as of November 30, 2013, changes in the carrying amount of net assets since November 30, 2013, management’s expectations of future performance, historical financial results and trends, changes in interest rates and other market conditions and other factors affecting reporting unit fair values.  The Company also considered each reporting unit’s performance in relation to previous projections, the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third party payor payments, and other publicly available information.  Based on its assessment, the Company determined it was more likely than not that the fair value exceeded the carrying value for five of its seventeen reporting units with recorded goodwill.  For these five reporting units, the Company did not perform the two-step impairment testing.

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

2015 Impairment Testing

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

As of November 30, 2015, the Company performed qualitative analyses to assess the likelihood of impairment of goodwill at its reporting units.  The Company’s assessment considered various factors, including the results of the impairment analyses performed as of November 30, 2014 and June 30, 2015, changes in the carrying amount of net assets since November 30, 2014, management’s expectations of future performance, historical financial results and trends, changes in interest rates and other market conditions and other factors affecting reporting unit fair values.  The Company also considered each reporting unit’s performance in relation to previous projections, the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third party payor payments, and other publicly available information.  Based on its assessment, the Company determined it was more likely than not that the fair value exceeded the carrying value for eight of its nineteen reporting units with recorded goodwill.  For these eight reporting units, the Company did not perform the two-step impairment testing.

As of November 30, 2015, the Company tested goodwill for impairment and recorded a non-cash impairment charge of $17.1 million to write down the carrying value of goodwill. The write-down of the goodwill related to three reporting units. Regarding these reporting units, the Company believes various factors, including the expected loss of a significant client, higher projected costs and reductions in projected private insurance reimbursement rates resulted in a reduction in the fair value of the reporting unit below its carrying value.  As of December 31, 2014 and 2015, the Company had accumulated impairment charges related to goodwill of $247.9 million and $304.6 million, respectively.

The following assumptions were made by management in determining the fair value of the reporting units and related intangibles as of November 30, 2015: (a) the discount rates ranged between 15.8 percent and 21.3 percent, based on relative size and perceived risk of the reporting unit; and (b) an average compound annual growth rate (CAGR) of 3.1 percent during the five year forecast period. These assumptions are based on both the actual historical performance of the reporting units and management’s estimates of future performance of the reporting units.

In connection with the Company’s testing of goodwill as of November 30, 2015, with respect to the reporting units for which testing indicated there was no impairment, their calculated fair values exceeded their carrying values by a weighted average 23.5 percent. Two of the unimpaired reporting units were calculated to have fair values that were 4.5 percent and 9.1 percent in excess of their carrying values. As of November 30, 2015, the Company had goodwill of $2.3 million and $7.5 million, respectively, recorded for these two reporting units. As noted above, assumptions were made regarding the revenue, operating expense, and anticipated economic and market conditions related to these reporting units as part of the impairment analysis. Assumptions regarding future operations involve significant uncertainty, particularly with regard to anticipated economic and market conditions that are beyond the control of the Company’s management. Potential events or circumstances that could negatively impact future performance include, but are not limited to, losses of customers, changes in regulations or reimbursement rates and increased internalization of diagnostic testing by clients.

Note 6.	Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities as of December 31, 2014 and 2015 consisted of the following (in thousands):

	2014	2015
Accounts payable	$6,581	$5,907
Reserve for medical claims	3,176	2,200
Other accrued expenses	6,917	8,732
	$16,674	$16,839

Note 7.	Long-Term Debt

On December 20, 2010, the Company issued $200.0 million in unsecured Senior Notes that mature on January 15, 2018. The Senior Notes bear interest at an annual rate of 10.75%, which is payable each January 15th and July 15th. In accordance with the indenture governing our Senior Notes, the Company is subject to certain limitations on issuing additional debt and is required to submit quarterly and annual financial reports. As of December 31, 2015, the Senior Notes were redeemable at the Company’s option at 105.375 percent of par, plus accrued interest. The redemption price decreased to 102.688 percent of par on January 15, 2016 and will further decrease to 100 percent of par on January 15, 2017. The Senior Notes rank equally in right of repayment with all of the Company’s other senior indebtedness, but are subordinated to the Company’s secured indebtedness to the extent of the value of the assets securing that indebtedness.

On May 26, 2010, the Company entered into a $335.0 million credit facility with Barclays Bank PLC and certain other lenders. This credit facility, which was collateralized by substantially all of the Company’s assets and guaranteed by the Company’s subsidiaries, included a $225.0 million senior secured first lien term loan facility that was scheduled to mature in May 2016. The credit facility also included a $110.0 million senior secured first lien revolving credit facility, which was reduced to $60.0 million on October 26, 2012, that was scheduled to mature in May 2015.

On July 31, 2014, the Company entered into a new $220.0 million credit facility with Cerberus Business Finance, LLC, which is referred to as the New Credit Facility.  The New Credit Facility consists of a $165.0 million initial term loan, $30.0 million revolving credit line and $25.0 million delayed draw term loan.  Prior to the amendments discussed below, the delayed draw term loan facility was available through July 31, 2015 to pay the consideration for acquisitions, as permitted under the New Credit Facility, including acquisition related fees and expenses. Each of the term loan, revolving credit line and delayed draw term loan under the New Credit Facility has a maturity of five years but is subject to a maturity date of October 14, 2017 if the Company’s existing Senior Notes are not refinanced or their maturity is not extended prior to such date.  Under the outstanding term loans, quarterly principal repayments of $0.5 million became due commencing on September 30, 2015 and continuing through December 31, 2016.  Quarterly principal repayments increase to $0.9 million on March 31, 2017 through June 30, 2018 and to $1.3 million on September 30, 2018 and each quarter end thereafter, with the balance due at maturity. Prior to the second amendment on April 10, 2015 discussed below, at the Company’s option, interest under the New Credit Facility was either LIBOR, with a 1.25% floor, plus 7%, or at a base rate, with a 2.25% floor, plus 6%. The New Senior Secured Credit Facility is subject to a 2.25% per annum fee on the undrawn amount thereof, payable quarterly in arrears. The New Credit Facility is secured by essentially all of the Company’s assets and unconditionally guaranteed by the Company and certain of the Company’s existing and subsequently acquired or organized domestic subsidiaries and is subject to certain financial covenants.

The Company used $145.6 million of the $165.0 million proceeds from the New Credit Facility to retire the Barclays revolving credit facility due May 2015 and term loan facility due May 2016, including accrued interest and fees.  The proceeds under the New Credit Facility were reduced by discounts of $5.1 million.  Additionally, the Company used $3.9 million of the proceeds to pay issuance costs in connection with the New Credit Facility.  The remaining $10.4 million balance of the proceeds under the New Credit Facility initial term loan and the funds available under the $30.0 million revolving credit line are available to execute future acquisitions and for the Company’s general working capital and operational needs.  In connection with the retirement of its previous credit facility, the Company recorded a non-cash charge of $1.6 million to write off the unamortized balance of deferred issuance costs and a non-cash loss on extinguishment of debt of $0.8 million for the related original issue discount.

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

In connection with the acquisition consummated by the Company on July 15, 2015, the Company borrowed the remaining $15.3 million available under the delayed draw term loan. The amount borrowed exceeded the total paid by the Company for eligible acquisitions, inclusive of related expenses, by $5.4 million. The Company entered into third and fourth amendments to its New Credit Facility that extended the period that the Company was able to use the remaining $5.4 million availability under the $25.0 million delayed draw term loan from July 31, 2015, to October 31, 2015. The Company used the remaining $5.4 million for an acquisition completed on October 29, 2015.

As of December 31, 2015, the balance outstanding under the term loan facility was $164.0 million and the balance outstanding under the delayed draw term loan facility was $25.0 million. As of December 31, 2015, no amounts were outstanding and $30.0 million was available under the revolving credit facility and $40 million was available under its delayed draw term loan B facility.   As of December 31, 2015, the Company was in compliance with all financial loan covenants.

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

Subject to certain exceptions, the Company is required to prepay borrowings under the New Credit Facility as follows:  (i) with 100% of the net cash proceeds the Company or any of its subsidiaries receives from the incurrence of debt obligations other than debt obligations otherwise permitted under the financing agreement, (ii) with 100% of the net cash proceeds in excess of $1 million in the aggregate in any fiscal year the Company or any of its subsidiaries receives from specified non-ordinary course asset sales or as a result of casualty or condemnation events, subject to reinvestment provisions, (iii) with 50% of excess cash flow of the Company for each fiscal year ended December 31, 2015 or later and (iv) 100% of the net cash proceeds from the exercise of any “equity cure” with respect to the financial covenants contained in the financing agreement.

The New Credit Facility requires the Company to maintain a maximum leverage ratio (based upon the ratio of total funded debt to consolidated EBITDA, net of agreed cash amounts) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to net cash interest expense), each quarter based on the last four fiscal quarters. The maximum leverage ratio as of December 31, 2015 was 10.2:1.0 and becomes more restrictive each quarter to 8.2:1.0 at June 30, 2019.  The minimum interest coverage ratio is 1.00:1.00 as of December 31, 2015 through September 30, 2017, increases to 1.05:1.00 on December 31, 2017, and further increases to 1.10:1.00 on December 31, 2018.  In addition, the Company is required to maintain liquidity (defined as availability under the revolving credit facility plus amounts in bank accounts that are subject to the agent’s perfected first priority liens) of at least $5.0 million at any time and $10.0 million on the last business day of each month.  The Company’s compliance with the maximum leverage ratio and the minimum interest coverage ratio is subject to customary “equity cure” rights.

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

In connection with the final settlement of one of its contingent notes, effective June 26, 2013, the Company agreed to pay $2.0 million in 24 equal monthly installments, plus 8 percent interest on the unpaid balance, through June 2015.   The principal balance under this subordinated note was $0.5 million as of December 31, 2014 and the note was fully repaid as of June 30, 2015.

Long-term debt consists of the following as of December 31, 2014 and 2015 (in thousands):

	2014	2015
Senior Notes	$200,000	$200,000
Term loans	165,000	164,000
Delayed draw term loan	9,700	25,000
Notes payable	700	133
Capital lease obligations	195	129
	375,595	389,262
Less:
Original issue discount, net	(4,748)	(3,877)
Current portion	(1,633)	(2,147)
Long-term debt, net of current portion	$369,214	$383,238

As of December 31, 2015, future debt principal payments are as follows (in thousands):

Year Ending December 31,
2016	$2,149
2017	3,608
2018	204,255
2019 *	179,250
$389,262

*

The estimated future debt principal payments in 2019 reflect the maturity of the Company’s New Credit Facility which is subject to a maturity date of October 14, 2017 and would be repaid in 2017 if the Company’s Senior Notes are not refinanced or their maturity is not extended prior to October 14, 2017.

Note 8.	Related Party Transactions

Acquisition Target Consulting Agreement

The Company has a professional services agreement with an entity owned by two of the Company’s members. Under this agreement, the entity provides certain acquisition target identification consulting services to the Company. In exchange for these services the Company pays the entity a monthly retainer of $12,000, plus reimbursable expenses, as well as a success fee of $65,000 for each identified acquisition consummated by the Company. The entity also will be paid a fee of 8 percent of revenue for certain new business development efforts as outlined in the agreement. During the years ended December 31, 2013, 2014 and 2015, a total of approximately $0.2 million, $0.4 million and $0.3 million, respectively, was paid to the entity. As of December 31, 2014 the Company owed the entity $13,000.  The Company owed the entity nothing as of December 31, 2015.

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

In connection with the third amendment to the Company’s previous credit facility in April 2013, the Company agreed to not make any payments of management or similar fees until payment in full of all loans under the credit facility, provided that such management fees shall continue to accrue. Management fees to the Company’s members up to 1 percent of net revenue are permitted under the New Credit Facility and the Company continues to accrue management fees.  However, the Company expects to pay no management fees through December 31, 2016. As of December 31, 2014 and 2015, $6.0 million and $8.6 million, respectively, of these management fees are reflected in long-term liabilities in the accompanying consolidated balance sheets. The consolidated statements of operations includes management fees, related parties of $2.5 million, $2.5 million and $2.6 million for the years ended December 31, 2013, 2014 and 2015, respectively. During the years ended December 31, 2013, 2014 and 2015, the Company paid expenses of $66,000, $40,000 and $39,000 respectively, but paid no management fees.

Facilities Lease Agreements

The Company leases certain of its facilities from entities owned by physician employees or affiliated physicians who are also former owners of the acquired practices. The Company currently leases six of its facilities from affiliated physicians or entities. One of these six leases is on a month to month basis and the others terminate in April 2017, January 2018, December 2019, October 2020 and June 2022. In aggregate, the six leases provide for monthly aggregate base payments of approximately $85,000. Rent paid to the related entities was $1.0 million, $0.9 million and $1.0 million for the years ended December 31, 2013, 2014 and 2015, respectively.

Executive Management Agreement

On March 12, 2013, Mr. Daniel D. Crowley was appointed as the Chief Executive Officer and President of the Company. In connection with the appointment of Mr. Crowley, the Company entered into an agreement with Dynamic Healthcare Solutions (“DHS”), of which Mr. Crowley is the founder and a principal. Pursuant to the agreement, the Company pays DHS a monthly fee of $100,000, plus reasonable out of pocket expenses and hourly fees for DHS staff (other than Mr. Crowley) that provide services under the agreement. The agreement may be terminated by the Company with thirty days notice, subject to the payment of termination fees in certain circumstances as prescribed in the agreement. In addition, the agreement requires the Company to pay DHS a success fee in the event that a change of control of the Company occurs at any time during the term of the agreement or the one-year period following the termination of the agreement. The amount of the success fee would be based on the valuation of the Company at the time of the change of control. Other than the agreement with DHS, Mr. Crowley does not receive any direct or indirect compensation or benefits from the Company. During the years ended December 31, 2013, 2014 and 2015, the Company paid $1.8 million, $2.6 million and $3.1 million, respectively, to DHS.  The payments in the year ended December 31, 2013 included a retainer of $0.2 million, which is included in deposits and other non-current assets as of December 31, 2014 and 2015.

Healthcare Administration Services

Effective December 1, 2013 the Company entered into an agreement with HealthSmart Benefit Solutions, Inc. (“HBS”), of which Mr. Crowley served as the Executive Chairman and President through July 2014. Pursuant to the agreement, the Company paid fees to HBS of approximately $20,000 per month to process claims under its self-insured health benefits plan and to perform other health plan related services. Premiums for the Company’s stop loss coverage were collected by HBS and remitted to the coverage provider.  Effective June 1, 2015, the Company transitioned the administration of its health plan benefits to another provider, however HBS will continue to process claims through May 31, 2016, for dates of service prior to June 1, 2015. During the years ended December 31, 2014 and 2015, the Company paid $0.8 million and $1.2 million, respectively, inclusive of the stop loss premiums, to HBS. No balance was owed by the Company to HBS as of December 31, 2014 or December 31, 2015.

Acquisition Consulting Services

Since September 2013, the Company has engaged Crowley Corporate Legal Strategy (“CCLS”), on an as needed basis, to provide acquisition consulting services.  Matthew Crowley is a principal of CCLS and son of Daniel D. Crowley, the Company’s Chief Executive Officer. During the years ended December 31, 2013, 2014 and 2015, the Company paid $4,000, $0.1 million and $0.1 million, respectively, to CCLS.

Executive Consulting Agreement

The Company has a consulting agreement with Mr. James New, a current Board member and owner of the Company’s member units and former CEO of the Company. Pursuant to the consulting agreement, Mr. New provides consulting services as requested by the Company for a fee of $12,500 per month.  During each of the years ended December 31, 2014 and 2015, the Company paid $0.2 million to Mr. New. No balance was owed by the Company to Mr. New as of December 31, 2014 or December 31, 2015.

Note 9.	Equity-Based Compensation

On July 6, 2011, the Company adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan for the grant of options to purchase units of Aurora Diagnostics Holdings, LLC to employees, officers, managers, consultants and advisors of the Company and its affiliates. As of December 31, 2015, the Company has authorized the grant of up to 1,931,129 options and reserved the equivalent number of units for issuance upon the future exercise of awards pursuant to the plan.

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

During the year ended December 31, 2015 the Company’s Board granted options to purchase 115,000 of the Company’s common units at an exercise price of $2.00. These options were granted to employees and will vest, contingent upon continued employment, in five equal annual installments through 2020. The Company valued the options using the Black-Scholes method.  In the absence of publicly traded information, the Company considered its best estimates of future operating performance, its capitalization and market multiples for publicly traded laboratory companies in calculating the Company’s enterprise value. The following table shows the weighted average grant date fair values of options and the weighted average assumptions that the Company used to develop the fair value estimates for the years ended December 31, 2013, 2014 and 2015:

	2013	2014	2015
Weighted average fair value of options at grant date	$0.00	$0.00	$0.23
Expected volatility	38%	40%	40%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.0%	1.8%	1.8%
Expected term, in years	6.5	6.5	6.5

On August 1, 2013, the Company’s Board approved the change in the exercise price of all previously granted and then outstanding options to $2.00. Due to the estimated de minimis fair value of the Company’s common units, the Company recognized no incremental equity compensation costs in connection with the change in the exercise price for the previously granted options.

The options, which have a contractual term of 10 years, vest annually on each anniversary of the grant date. Equity compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on the Company’s historical employee turnover experience and future expectations. The grant date fair value of options expected to vest is being amortized over the vesting periods. Equity compensation costs, which are included in selling, general and administrative expenses, were $0.3 million, $0.5 million and $0.2 million for the years ended December 31, 2013, 2014 and 2015, respectively. As of December 31, 2015, the remaining unamortized equity compensation cost was approximately $0.2 million and the weighted average period over which the non-vested options are expected to be recognized was 1.4 years.

The following table summarizes the option activity for the years ended December 31, 2014 and 2015.

		Weighted	Weighted	Aggregate
	Number	Average	Average	Intrinsic
	of	Exercise	Remaining	Value
	Options	Price	Term (years)	(in thousands)
Outstanding at January 1, 2014	1,782,500	$2.00
Granted	242,500	2.00
Exercised	-	N/A
Forfeited or cancelled	(377,000)	2.00
Outstanding at December 31, 2014	1,648,000	$2.00	8.1	$-
Vested and expected to vest at December 31, 2014	1,541,628	$2.00	7.3	$-
Exercisable at December 31, 2014	545,827	$2.00	8.1	$-

Outstanding at January 1, 2015	1,648,000	$2.00
Granted	115,000	2.00
Exercised	-	N/A
Forfeited or cancelled	(218,000)	2.00
Outstanding at December 31, 2015	1,545,000	$2.00	6.6	$-
Vested and expected to vest at December 31, 2015	1,481,154	$2.00	7.2	$-
Exercisable at December 31, 2015	761,950	$2.00	6.6	$-

Note 10.	Commitments and Contingencies

During the ordinary course of business, the Company has become and may in the future become subject to pending and threatened legal actions and proceedings. The Company may have liability with respect to its employees and its pathologists. Medical malpractice claims are generally covered by insurance. While the Company believes the outcome of any such pending legal actions and proceedings, individually or in the aggregate, will not have a materially adverse effect on the Company’s financial condition, results of operations or liquidity, if the Company is ultimately found liable under any medical malpractice claims, there can be no assurance the Company’s medical malpractice insurance coverage will be adequate to cover any such liability. The Company may also, from time to time, be involved with legal actions related to the acquisition of and affiliation with physician practices, the prior conduct of such practices, or the employment (and restriction on competition) of its physicians. There can be no assurance that any costs or liabilities for which the Company becomes responsible in connection with such claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. As described in Note 6, the Company had accrued $3.2 million and $2.2 million as of December 31, 2014 and 2015, respectively, for medical malpractice claims.

In January 2016, the Company relocated one of its laboratories, vacating one of its leased facilities.  The Company has not reached a settlement with the landlord of the leased facility and expects to record a non-cash charge of approximately $1.0 million in the first quarter of 2016 for the abandoned leasehold improvements and to accrue the present value of the future lease payments stipulated under the lease agreement.

In August 2015, the Company received a notice of non-compliance for payroll tax withholding related to a reorganization of two of its subsidiaries during 2011.  The Company believes its Form 941 filings for these subsidiaries in 2011 were appropriate and formally appealed approximately $0.5 million of additional taxes, interest and penalties accessed by the IRS in November 2015.  The Company cannot currently determine whether or not its appeal will be successful. If the Company’s appeal is unsuccessful, it may incur a charge of approximately $0.5 million for the additional taxes, interest and penalties.

During 2011, the Company received claims of overpayments from the U.S. Veterans Administration, or VA, for a total of $1.6 million. In August 2015, the Company and the VA entered into a final settlement, under which the Company will pay $1.2 million to the VA in twelve monthly installments of $100,000. As of December 31, 2014 and 2015 the Company had recorded an accrued liability for the settlement of $1.2 million and $0.8 million, respectively.

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

The Company is in discussions with certain sellers regarding additional contingent note payment amounts.  These sellers have asserted the Company owes an aggregate of $2.7 million in excess of its calculations as of December 31, 2015.  The Company’s management believes its calculations are correct, but at this time cannot estimate what additional amount, if any, will ultimately be paid in connection with these contingent notes.

Under a settlement agreement with the sellers of one of our acquired labs, the Company committed to extend payments for two additional years under the contingent notes and stipulated minimum operating results to be used in the calculation of the amounts to be paid through the maturity of the notes in 2018. In connection with the settlement the Company recognized a charge of approximately $5.4 million for the change in fair value of contingent consideration for the year ended December 31, 2014 and had recorded a $7.2 million liability as of December 31, 2014 for the estimated fair value of the projected future payments of $9.2 million under the related contingent notes. The minimum operating results stipulated under the settlement agreement will cease to apply when and if the sellers voluntarily terminate their employment by the Company.

As of December 31, 2015, the maximum total future payments for contingent consideration issued in acquisitions was $21.8 million. Lesser amounts will be paid for earnings below the maximum level of performance criteria as prescribed in their respective agreements. Any future payments of contingent consideration will be reflected in the change in the fair value of the contingent consideration. As of December 31, 2015, the fair value of contingent consideration related to acquisitions was $13.1 million, representing the present value of approximately $18.7 million in estimated future payments through 2021.

Purchase Obligation

The Company has entered into non-cancelable commitments to purchase reagents and other laboratory supplies. Under these agreements, the Company must purchase minimum amounts of reagents and other laboratory supplies through 2020.

At December 31, 2015, the remaining minimum purchase commitments are as follows (in thousands):

Year Ending December 31,
2016	$1,702
2017	1,646
2018	1,496
2019	1,314
2020	1,314
$7,472

In connection with these commitments, the Company received lab testing equipment, to which the Company has either received title, or will receive title upon fulfillment of its purchase obligations under the respective commitment. The Company recorded the obligation under purchase commitment for the fair value of the equipment, reduced by the cash paid. The remaining obligations under purchase commitments included in other liabilities in the accompanying consolidated balance sheets were $1.5 million and $1.6 million as of December 31, 2014 and 2015, respectively.

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

Self-insured health benefits

The Company provides health care benefits to the majority of its employees through a partially self-insured plan. The Company records its estimate of the ultimate cost of, and reserves for, health care benefits based on computations using the Company’s loss history as well as industry statistics. In determining its reserves, the Company includes reserves for estimated claims incurred but not reported. The amount reserved for estimated claims was $1.0 million and $0.7 million as of December 31, 2014 and 2015, respectively. The ultimate cost of health care benefits will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims.

Operating leases

The Company leases various office and medical laboratory facilities and equipment under non-cancelable lease agreements with varying terms through February 2026. The terms of some of the facility leases require the Company to pay for certain taxes or common utility charges. Rent expense, including these taxes and common utility charges, was $4.7 million, $4.9 million, and $5.1 million for the years ended December 31, 2013, 2014, and 2015, respectively. Rent expense associated with operating leases that include scheduled rent increases and tenant incentives are recorded on a straight-line basis over the term of the lease. Aggregate future minimum annual rentals under the lease agreements as of December 31, 2015 are as follows (in thousands):

Year Ending December 31,
2016	$4,994
2017	5,052
2018	4,406
2019	3,967
2020	2,591
Thereafter	4,852
$25,862

Note 11.	Fair Value of Financial Instruments

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

Recurring Fair Value Measurements

As of December 31, 2014 and 2015, the fair value of contingent consideration related to acquisitions since January 1, 2009 was $9.1 million and $13.1 million, respectively. The fair value of contingent consideration is derived using valuation techniques that incorporate unobservable inputs and are considered Level 3 items. The Company uses a present value of estimated future payments approach to estimate the fair value of the contingent consideration. Estimates for fair value of contingent consideration primarily involve two inputs, which are (i) the projections of the financial performance of the acquired practices that are used to calculate the amount of the payments and (ii) the discount rates used to calculate the present value of future payments. Changes in either of these inputs will impact the estimated fair value of contingent consideration. At December 31, 2014, the discount rates ranged from 15.8 percent to 20.5 percent, and at December 31, 2015, the discount rates ranged from 15.8 percent to 20.1 percent.

The Company had no transfers of fair value instruments between Level 2 and Level 3 during 2014 or 2015.  The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of December 31, 2014 (in thousands):

		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Current portion of fair value of contingent consideration	$4,284	$-	$-	$4,284

Fair value of contingent consideration, net of current portion	$4,766	$-	$-	$4,766

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of December 31, 2015 (in thousands):

		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Current portion of fair value of contingent consideration	$4,820	$-	$-	$4,820

Fair value of contingent consideration, net of current portion	$8,320	$-	$-	$8,320

The following is a roll-forward of the Company’s Level 3 fair value instruments for the years ended December 31, 2014 and 2015 (in thousands):

	Beginning	Total (Gains) /			Ending
	Balance	Losses Realized			Balance
	January 1,	and Unrealized	Issuances	Settlements	December 31,
Year ended December 31, 2014
Contingent consideration	$7,600	$4,936	$1,270	$(4,756)	$9,050

Year ended December 31, 2015
Contingent consideration	$9,050	$1,656	$6,940	$(4,506)	$13,140

Non-Recurring Fair Value Measurements

Certain assets that are measured at fair value on a non-recurring basis, including property and equipment and intangible assets, are adjusted to fair value only when the carrying values are greater than their fair values. As described in Note 5, Goodwill and Intangible Assets, the Company completed its annual impairment evaluations as of November 30, 2014, June 30, 2015 and November 30, 2015, and recorded write-offs of goodwill and intangibles to reflect the current estimated fair value of the impaired reporting units and intangible assets. The fair value was derived with fair value models utilizing unobservable inputs that therefore are considered Level 3 items.  The following table presents the non-recurring fair value measurements and related impairment charges recognized for the years ended December 31, 2014 and 2015 (in thousands):

		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3	Impairments
Year ended December 31, 2014
Goodwill	$28,337	$-	$-	$28,337	$27,341
Other intangible assets, net	$690	$-	$-	$690	$175

Year ended December 31, 2015
Goodwill	$38,628	$-	$-	$38,628	$56,725

As of December 31, 2014 and 2015, the carrying amounts of cash, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value based on the short maturity of these instruments. As of December 31, 2014 and 2015, the fair value of the Company’s long-term debt was $349.3 million and $332.1 million, respectively. The Company uses quoted market prices and yields for the same or similar types of borrowings in active markets when available to determine the fair value of the Company’s debt. These fair values are considered Level 2 items.

Note 12.	Defined Contribution Plan

The Company sponsors a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer up to 100 percent of their compensation in accordance with IRS guidelines. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Company is required to match a portion of the employees’ contribution. For 2013, 2014 and 2015, the rate of the Company’s match was 25 percent, up to $1,000 per participating employee. Total expense recorded for the Company’s match was $0.3 million, $0.4 million and $0.5 million for of the years ended December 31, 2013, 2014 and 2015, respectively.

Note 13.	Income Taxes

The benefit for federal and state taxes was $3.9 million, $4.1 million and $0.9 million for the years ended December 31, 2013, 2014 and 2015, respectively.

The provision for income taxes for certain of the Company’s subsidiaries structured as corporations and states that tax partnerships for the years ended December 31, 2013, 2014 and 2015 consist of the following (in thousands):

	2013	2014	2015
Current:
Federal	$(1,769)	$(639)	$680
State	174	250	337
Total current provision	(1,595)	(389)	1,017

Deferred:
Federal	(2,116)	(3,441)	(1,717)
State	(163)	(264)	(178)
Total deferred benefit	(2,279)	(3,705)	(1,895)

Total benefit for income taxes	$(3,874)	$(4,094)	$(878)

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate of 34 percent to actual income taxes, primarily for the Company’s subsidiaries structured as corporations for the years ended December 31, 2013, 2014 and 2015 was as follows (in thousands):

	2013	2014	2015
Income tax benefit at statutory rate of 34 percent	$(25,607)	$(20,278)	$(28,645)
Income tax (provision) benefit to partnership	18,421	15,308	26,137
Impairment of goodwill on non-deductible stock acquisitions	3,450	1,029	1,480
Change in fair value of contingent consideration	(381)	(321)	87
Change in federal and state deferred tax rate	16	42	(180)
Provision (benefit) for state income taxes	(39)	(92)	9
Valuation allowance	225	172	301
Other permanent differences	41	46	(67)
Benefit for income taxes	$(3,874)	$(4,094)	$(878)

Effective income tax rate	5%	7%	1%

The following is a summary of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2015, respectively (in thousands):

	2014	2015
Deferred tax assets:
Allowance for doubtful accounts	$151	$154
Alternative minimum tax credit	52	52
Accrued wages	92	100
Other accrued expenses	409	340
Self-insured health insurance	149	-
Intangible assets acquired	3,948	3,415
Net operating losses	2,757	3,416
Valuation allowance	(6,117)	(6,543)
Total deferred tax assets:	$1,441	$934

Deferred tax liabilities:
Intangible assets acquired	(9,013)	(6,873)
Current portion cash to accrual adjustment	(124)	(50)
Change from cash to accrual basis
of accounting by the businesses acquired	(248)	(50)
Self-insured health insurance	-	(164)
Property and equipment	(425)	(270)
Total deferred tax liabilities	$(9,810)	$(7,407)

Total deferred tax liabilities, net	$(8,369)	$(6,473)

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following a tax audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company has no material unrecognized tax benefits and has accrued no interest or penalties related to uncertain tax positions for the years ended December 31, 2014 and 2015. As of December 31, 2015, tax years 2011 through 2015 are subject to examination by the tax authorities.

The Company has $8.8 million of Federal net operating loss carryforwards which begin to expire in 2032 and $9.6 million of combined net operating loss carryforwards in various states which begin to expire in 2022.  The Company has recorded a partial valuation allowance against the deferred tax assets related to the Federal and state net operating losses.

Deferred income taxes should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly.  For the years ended December 31, 2014 and 2015, the Company has recorded a valuation allowance of $6.1 million and $6.5 million, respectively, related to the deferred tax assets of two of the Company’s corporate subsidiaries.  The valuation allowance increased by $0.3 million during the year ended December 31, 2015.

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

The following tables present consolidating financial information as of December 31, 2014, and 2015 and for the years ended December 31, 2013, 2014 and 2015 for (i) Aurora Diagnostics Holdings, LLC, (ii) on a combined basis, the subsidiaries of the Company that are guarantors of the Company’s Senior Notes (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of the Company that are not guarantors of the Company’s Senior Notes (the “Non-Guarantor Subsidiaries”). For presentation in the following tables, Subsidiary Guarantors includes revenue and expenses and assets and liabilities for those subsidiaries directly or indirectly 100 percent owned by the Company, including those entities that have contractual arrangements with affiliated physician groups. Essentially, all property and equipment reflected in the accompanying consolidated balance sheets collateralize the Company’s debt. As such, as of December 31, 2014 and 2015, $2.4 million and $2.2 million, respectively, of property and equipment held by Non-Guarantor Subsidiaries are reflected under Subsidiary Guarantors in the following tables.

Consolidating Balance Sheets (in thousands):

	Aurora
	Diagnostics	Subsidiary	Non-Guarantor	Consolidating	Consolidated
December 31, 2014	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$26,209	$192	$21	$-	$26,422
Accounts receivable, net	-	14,677	14,632	-	29,309
Prepaid expenses and other assets	2,018	1,088	570	-	3,676
Prepaid income taxes	-	296	871	-	1,167
Deferred tax assets	-	(25)	691	-	666
Total current assets	28,227	16,228	16,785	-	61,240

Property and equipment, net	2,572	6,751	-	-	9,323

Other Assets:
Intercompany receivable	351,769	-	-	(351,769)	-
Deferred debt issue costs, net	7,203	-	-	-	7,203
Deposits and other noncurrent assets	345	223	69	-	637
Goodwill	-	123,251	54,523	-	177,774
Intangible assets, net	-	42,450	27,153	-	69,603
	359,317	165,924	81,745	(351,769)	255,217
	$390,116	$188,903	$98,530	$(351,769)	$325,780

Liabilities and Members' Equity (Deficit)
Current Liabilities
Current portion of long-term debt	$1,519	$114	$-	$-	$1,633
Current portion of fair value of contingent consideration	-	352	3,932	-	4,284
Accounts payable, accrued expenses and other current liabilities	10,663	2,850	3,161	-	16,674
Accrued compensation	3,435	1,571	1,512	-	6,518
Accrued interest	13,626	-	-	-	13,626
Total current liabilities	29,243	4,887	8,605	-	42,735

Intercompany payable	-	271,818	79,951	(351,769)	-
Long-term debt, net of current portion	369,063	151	-	-	369,214
Deferred tax liabilities	-	3,589	5,526	-	9,115
Accrued management fees, related parties	6,018	-	-	-	6,018
Fair value of contingent consideration, net of current portion	-	408	4,358	-	4,766
Other liabilities	1,416	-	90	-	1,506

Members' Equity (Deficit)	(15,624)	(91,950)	-	-	(107,574)
	$390,116	$188,903	$98,530	$(351,769)	$325,780

	Aurora
	Diagnostics	Subsidiary	Non-Guarantor	Consolidating	Consolidated
December 31, 2015	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$17,833	$1,198	$54	$-	$19,085
Accounts receivable, net	759	16,317	15,775	-	32,851
Prepaid expenses and other assets	1,890	1,292	1,139	-	4,321
Prepaid income taxes	-	60	115	-	175
Total current assets	20,482	18,867	17,083	-	56,432

Property and equipment, net	2,453	6,193	-	-	8,646

Other Assets:
Intercompany receivable	373,041	-	-	(373,041)	-
Deferred debt issue costs, net	6,074	-	-	-	6,074
Deposits and other noncurrent assets	345	143	108	-	596
Goodwill	-	77,110	48,078	-	125,188
Intangible assets, net	118	34,450	31,126	-	65,694
	379,578	111,703	79,312	(373,041)	197,552
	$402,513	$136,763	$96,395	$(373,041)	$262,630

Liabilities and Members' Equity (Deficit)
Current Liabilities
Current portion of long-term debt	$2,021	$126	$-	$-	$2,147
Current portion of fair value of contingent consideration	-	1,013	3,807	-	4,820
Accounts payable, accrued expenses and other current liabilities	9,979	2,543	4,317	-	16,839
Accrued compensation	2,784	2,378	1,868	-	7,030
Accrued interest	14,228	-	-	-	14,228
Total current liabilities	29,012	6,060	9,992	-	45,064

Intercompany payable	-	170,121	202,920	(373,041)	-
Long-term debt, net of current portion	383,183	55	-	-	383,238
Deferred tax liabilities	-	2,443	4,030	-	6,473
Accrued management fees, related parties	8,633	-	-	-	8,633
Fair value of contingent consideration, net of current portion	-	1,367	6,953	-	8,320
Other liabilities	1,603	-	82	-	1,685

Members' Equity (Deficit)	(19,918)	(43,283)	(127,582)	-	(190,783)
	$402,513	$136,763	$96,395	$(373,041)	$262,630

Consolidating Statements of Operations (in thousands):

	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2013	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$-	$123,760	$124,409	$248,169

Operating costs and expenses:
Cost of services	-	72,872	61,240	134,112
Selling, general and administrative expenses	19,076	26,449	19,424	64,949
Provision for doubtful accounts	-	8,491	8,454	16,945
Intangible asset amortization expense	-	11,735	6,849	18,584
Management fees	(17,645)	7,164	13,011	2,530
Impairment of goodwill and other intangible assets	-	44,590	9,286	53,876
Acquisition and business development costs	169	-	-	169
Change in fair value of contingent consideration	-	1,994	(845)	1,149
Total operating costs and expenses	1,600	173,295	117,419	292,314
Income (loss) from operations	(1,600)	(49,535)	6,990	(44,145)

Other income (expense):
Interest expense	(21,861)	(899)	(10,000)	(32,760)
Other income (expense)	5	12	-	17
Total other expense, net	(21,856)	(887)	(10,000)	(32,743)

Loss from operations before income taxes	(23,456)	(50,422)	(3,010)	(76,888)

Provision (benefit) for income taxes	26	(890)	(3,010)	(3,874)
Net loss	$(23,482)	$(49,532)	$-	$(73,014)

	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2014	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$-	$138,447	$104,114	$242,561

Operating costs and expenses:
Cost of services	-	56,066	76,199	132,265
Selling, general and administrative expenses	20,102	22,949	18,769	61,820
Provision for doubtful accounts	-	7,857	8,743	16,600
Intangible asset amortization expense	-	11,866	6,226	18,092
Management fees	19,039	12,067	(28,647)	2,459
Impairment of goodwill and other intangible assets	-	15,115	12,401	27,516
Gain on sale of facility	-	(957)	-	(957)
Acquisition and business development costs	1,046	-	-	1,046
Change in fair value of contingent consideration	-	494	4,442	4,936
Total operating costs and expenses	40,187	125,457	98,133	263,777

Income (loss) from operations	(40,187)	12,990	5,981	(21,216)

Other income (expense):
Interest expense	(24,616)	(1,316)	(10,065)	(35,997)
Write-off of deferred debt issue costs	(1,639)	-	-	(1,639)
Loss on extinguishment of debt	(805)	-	-	(805)
Other income	-	9	6	15
Total other expense, net	(27,060)	(1,307)	(10,059)	(38,426)

Income (loss) from operations before income taxes	(67,247)	11,683	(4,078)	(59,642)

Provision (benefit) for income taxes	21	(37)	(4,078)	(4,094)
Net (loss) income	$(67,268)	$11,720	$-	$(55,548)

	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2015	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$473	$149,200	$114,071	$263,744

Operating costs and expenses:
Cost of services	319	61,092	81,252	142,663
Selling, general and administrative expenses	22,006	26,772	18,112	66,890
Provision for doubtful accounts	-	9,190	7,407	16,597
Intangible asset amortization expense	-	12,549	6,498	19,047
Management fees	20,442	-	(17,828)	2,614
Impairment of goodwill and other intangible assets	-	48,732	7,993	56,725
Acquisition and business development costs	889	-	-	889
Change in fair value of contingent consideration	-	190	1,466	1,656
Total operating costs and expenses	43,656	158,525	104,900	307,081

Income (loss) from operations	(43,183)	(9,325)	9,171	(43,337)

Other income (expense):
Interest expense	(28,230)	(2,199)	(10,551)	(40,980)
Other income	-	1	3	4
Total other expense, net	(28,230)	(2,198)	(10,548)	(40,976)

Loss from operations before income taxes	(71,413)	(11,523)	(1,377)	(84,313)

Provision (benefit) for income taxes	35	464	(1,377)	(878)
Net loss	$(71,448)	$(11,987)	$-	$(83,435)

Consolidating Statements of Cash Flows (in thousands):

	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2013	Holdings, LLC	Guarantors	Subsidiaries	Total
Cash Flows From Operating Activities:
Net loss	$(23,482)	$(49,532)	$-	$(73,014)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	3,674	60,930	13,849	78,453
Changes in assets and liabilities, net of effects of acquisitions	5,949	5,615	(9,013)	2,551
Net cash (used in) provided by operating activities	(13,859)	17,013	4,836	7,990
Net cash used in investing activities	(1,353)	(16,899)	(5,832)	(24,084)
Net cash provided by (used in) financing activities	6,775	(116)	-	6,659

Net decrease in cash	(8,437)	(2)	(996)	(9,435)

Cash and cash equivalents, beginning of period	9,637	2	1,203	10,842
Cash and cash equivalents, end of period	$1,200	$-	$207	$1,407

	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2014	Holdings, LLC	Guarantors	Subsidiaries	Total
Cash Flows From Operating Activities:
Net (loss) income	$(67,268)	$11,720	$-	$(55,548)
Adjustments to reconcile net (loss) income to net cash provided by operating activities	5,727	33,404	16,774	55,905
Changes in assets and liabilities, net of effects of acquisitions	63,354	(39,629)	(16,248)	7,477
Net cash provided by operating activities	1,813	5,495	526	7,834
Net cash used in investing activities	(15,906)	(5,194)	(712)	(21,812)
Net cash provided by (used in) financing activities	39,102	(109)	-	38,993

Net increase (decrease) in cash	25,009	192	(186)	25,015

Cash and cash equivalents, beginning of period	1,200	-	207	1,407
Cash and cash equivalents, end of period	$26,209	$192	$21	$26,422

	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2015	Holdings, LLC	Guarantors	Subsidiaries	Total
Cash Flows From Operating Activities:
Net loss	$(71,448)	$(11,987)	$-	$(83,435)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	4,638	63,366	15,153	83,157
Changes in assets and liabilities, net of effects of acquisitions	62,379	(48,757)	(11,014)	2,608
Net cash (used in) provided by operating activities	(4,431)	2,622	4,139	2,330
Net cash used in investing activities	(16,483)	(1,559)	(4,106)	(22,148)
Net cash provided by (used in) financing activities	12,538	(57)	-	12,481

Net increase (decrease) in cash	(8,376)	1,006	33	(7,337)

Cash and cash equivalents, beginning of period	26,209	192	21	26,422
Cash and cash equivalents, end of period	$17,833	$1,198	$54	$19,085

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 15d-15(e) under the Exchange Act, were effective as of December 31, 2015.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, and under the supervision of, our principal executive officer and principal financial officer and effected by management and our Board of Directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that:

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

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making its evaluation, management has used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because the Securities and Exchange Commission’s rules regarding such attestations do not apply to non-accelerated filers.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our executive officers and managers as of March 21, 2016.

Name	Age	Position(s)
Daniel D. Crowley	68	Chief Executive Officer, President and Chairman of the Board of Managers
Bruce C. Walton	56	Chief Operating Officer and Executive Vice President
Michael J. Null	46	President, Aurora Research Institute
Michael C. Grattendick	50	Vice President, Finance, Controller and Treasurer
Anthony D. Bobos	51	Chief Information Officer and Vice President
James C. New	70	Manager
Thomas S. Roberts	52	Manager
Christopher Dean	42	Manager
Steven Neumann	48	Manager
Blair Tikker	59	Manager
Bennett Thompson	37	Manager
James Emanuel	67	Manager

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

Bruce C. Walton Chief Operating Officer and Executive Vice President

Mr. Walton has served as our Chief Operating Officer since January 2015 and as Executive Vice President, Operations since March 2013.  Mr. Walton joined Aurora Diagnostics as Regional Vice President of Operations in October 2009.

Michael J. Null President, Aurora Research Institute

Mr. Null has served as our President of the Aurora Research Institute since June 1, 2015.  Prior to his current position, Mr. Null was Vice President, Sales & Marketing since April 2007 and received the additional title of Executive Vice President in March 2012.

Michael C. Grattendick Vice President, Finance, Controller and Treasurer

Mr. Grattendick has served as our Vice President of Finance, Controller and Treasurer since May 2013.  Mr. Grattendick joined Aurora Diagnostics as our Director of Finance in September 2006. Mr. Grattendick has over 15 years of experience in the health care industry.

Anthony D. Bobos Chief Information Officer and Vice President

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

Bennett R. Thompson Manager

Mr. Thompson has served as one of our managers since August 2011 and has been a regular board observer since June 2009. Mr. Thompson is a Managing Director of KRG Capital Partners, a private equity investment firm. Mr. Thompson joined KRG Capital Partners in 2007.  Mr. Thompson also serves on the board of directors of Square Two Financial.  The Board has concluded that Mr. Thompson should serve as a manager because of his significant executive experience as well as the fact that his relationship with KRG Capital Partners, which has a substantial ownership interest in us, aligns his interests with those of our other stakeholders.

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

SUMMARY OF COMPENSATION PROGRAMS

In the paragraphs that follow, we provide an overview of our compensation program and policies, the material compensation decisions we have made under those programs and policies with respect to our named executive officers, and the material factors that we considered in making those decisions. Following this summary, you will find a series of tables containing specific data about the compensation earned or paid to the following individuals, whom we refer to as our named executive officers:

•	Daniel D. Crowley, our Chief Executive Officer, President and Chairman;
•	Bruce C. Walton, our Chief Operating Officer; and
•	Michael J. Null, our President, Aurora Research Institute.

Objectives of Our Compensation Program; How We Set Compensation

Our compensation objectives as a privately-held company have been to recruit and retain a talented team of employees to grow and develop our business and to reward those employees for accomplishments related to our growth and development.

Historically, we have not had a compensation committee and our Board of Managers has determined the compensation for our Chief Executive Officer and, based on the recommendations of our Chief Executive Officer, the rest of our management team. In setting compensation, our Chief Executive Officer and our Board of Managers did not seek to allocate long-term and current compensation, or cash and non-cash compensation, in any particular percentage. Instead, they reviewed each element of compensation independently and determined the appropriate amount for each element, as discussed below. Neither management nor our Board of Managers engaged a compensation consultant during fiscal year 2015. We believe our historical compensation-setting processes have been effective for a privately-held company.

Compensation for Chief Executive Officer

On March 12, 2013, Mr. Daniel D. Crowley was appointed as our Chief Executive Officer and President. In connection with the appointment of Mr. Crowley, we entered into an agreement with Dynamic Healthcare Solutions (“DHS”), of which Mr. Crowley is the founder and a principal. Pursuant to the agreement, we pay DHS a monthly fee of $100,000, plus reasonable out of pocket expenses and hourly fees for DHS staff (other than Mr. Crowley) that provide services under the agreement. We can terminate the agreement with thirty days notice, subject to the payment of termination fees in certain circumstances as prescribed in the agreement. In addition, the agreement requires us to pay DHS a success fee in a change of control event that occurs at any time during the term of the agreement or the one-year period following the termination of the agreement. The amount of the success fee would be based on our valuation at the time of the change of control. Other than the agreement with DHS, we do not pay any direct or indirect compensation or provide any other benefits to Mr. Crowley. For each of the years ended December 31, 2015 and 2014, we paid $1,250,000 and $1,150,000, respectively, to DHS for the services of Mr. Crowley.  Payments in 2013 included a retainer of $200,000, which is included in deposits and other non-current assets as of December 31, 2014 and 2015.

2015 Elements of Compensation for Messrs. Null and Walton

The key elements of compensation for Messrs. Walton and Null in fiscal year 2015 were base salary and annual cash bonuses. Set forth below is a summary of the salary and bonus program for Messrs. Null and Walton.  The Board did not grant equity awards to our named executive officers during 2015.

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

Effective January 1, 2015, the Board increased Mr. Null’s salary from $294,882 to $315,000 and Mr. Walton’s salary from $350,000 to $380,000 in recognition of their performance. Effective June 1, 2015, the Board increased Mr. Null’s salary from $315,000 to $350,000 in connection with promotion to President of the Aurora Research Institute.

Annual Cash Bonuses. Annual bonuses reward our executive officers for their contribution to our financial goals and focus our executive officers on both short- and long-term objectives. Annual bonuses are earned based on the achievement of certain pre-determined performance goals. On an annual basis, or at the commencement of an executive officer’s employment with us, our Board of Managers sets a target level of bonus compensation that is structured as a percentage of such executive officer’s annual base salary. For 2015, the target bonuses for Mr. Walton and Mr. Null were 50 percent of base salary. Our Board of Managers set such target bonuses after consideration of our Chief Executive Officer’s recommendation and the expected role of each of our executives. The actual amount of the bonus is based on the extent to which we and the executive meet or exceed predetermined financial goals and individual performance goals established for each executive. These goals are set by our Board of Managers prior to the beginning of the performance year and adjusted from time to time to take into consideration the impact of acquisitions completed during the year.

For 2015, annual cash incentive bonus opportunities for each of Messrs. Walton and Null were based on the achievement of a Company financial goal and individual performance goals. The Company financial component of the 2015 bonus opportunities was based on EBITDA, as adjusted for financial reporting. We selected EBITDA to focus the executive on supporting, improving and growing our business.

The Company’s financial goal sets the potential maximum amount of bonuses that could be paid out under the management incentive plan.  The maximum amount of bonuses that could be paid out under the management incentive plan for the year ended December 31, 2015 was set at $3.5 million. For the year ended December 31, 2015 the financial goal for EBITDA, as adjusted, to achieve the maximum bonus was set at $60.0 million and no bonuses would be earned for EBITDA, as adjusted, of $48.0 million or less.

In addition to the Company financial goal, each executive must achieve their individual performance goals to receive their bonus.  Therefore, for an executive to receive 100 percent of their target bonus, they must achieve 100 percent of their individual performance goals and the Company must attain 100 percent of the EBITDA goal of $60.0 million. Linear interpolation is used to determine payouts between the ranges. Individual performance goals are specific to each executive’s role and responsibilities and are assessed by our Board of Managers and Chief Executive Officer. Additional amounts may be added to the individual performance bonus at the discretion of our Board of Managers and Chief Executive Officer.

Actual 2015 EBITDA, as adjusted, for the Company was within the range of $48.0 million to $60.0 million for 2015.  Based on achievement against this financial goal and, after considering their individual performance over the course of 2015, the Board approved bonuses for 2015 of $145,000 for Mr. Walton and $100,000 for Mr. Null.

Other Benefits. Our named executive officers participate in various health and welfare programs that are generally made available to all salaried employees. Our named executive officers also participate in our executive-level life insurance program.

Changes to Compensation Program for 2016

Effective January 1, 2016, we increased Mr. Walton’s salary from $380,000 to $400,000.

Summary Compensation

The following table sets forth the cash and other compensation that we paid to our named executive officers, or that was otherwise earned by our named executive officers, for their services in all capacities during 2015 and 2014.

Summary Compensation Table

				Non-Equity
			Option	Incentive Plan	All Other
Name and Principal Position	Year	Salary ($)	Awards ($)(2)	Compensation ($)(3)	Compensation ($)(4)	Total
Daniel D. Crowley(1)	2015	1,250,000	-	-	-	1,250,000
Chief Executive Officer and President	2014	1,150,000	-	-	-	1,150,000
Bruce C. Walton	2015	393,115	-	145,000	1,593	539,708
Chief Operating Officer and Executive Vice President	2014	350,000	-	152,000	1,616	503,616
Michael J. Null	2015	346,302	-	100,000	1,591	447,893
Executive Vice President, Sales and Marketing	2014	293,325	-	125,000	1,516	419,841

(1)

In connection with the Executive Management Agreement effective March 12, 2013, we paid a total of $1,250,000 in 2015 and $1,150,000 in 2014 to Dynamic Health Solutions for Mr. Crowley’s services as our CEO and President. Of the $1,200,000 in fees earned by Mr. Crowley for 2014, $50,000 was paid in 2015. Other than the agreement with DHS, Mr. Crowley does not receive any direct or indirect compensation or benefits from the Company.

(2)

Reflects the annual cash bonuses approved by the Company’s Board of Managers based on the Company’s financial results and the executive’s individual performance during 2015 and 2014, paid in 2016 and 2015, respectively.

(3)

The following items are included in the All Other Compensation column. For 2015: (i) for each of Messrs. Walton and Null, $1,000 in matching contributions under our 401(k) plan; and (ii) Company paid executive level life insurance premiums of $593 for Mr. Walton and $591 for Mr. Null.

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

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table shows, for each of the named executive officers, all equity awards that were outstanding as of December 31, 2015.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Mr. Crowley	-	-	-	-	-
Mr. Walton	7/6/2011	62,202	- (1)	$2.00	7/6/2021
Mr. Walton	3/1/2012	22,678	15,120(2)	$2.00	3/1/2022
Mr. Walton	8/1/2013	80,000	120,000(2)	$2.00	8/1/2023
Mr. Null	7/6/2011	124,405	- (1)	$2.00	7/6/2021
Mr. Null	3/1/2012	21,357	14,238(2)	$2.00	3/1/2022
Mr. Null	8/1/2013	36,000	54,000(2)	$2.00	8/1/2023
(1)	The options vested in five equal annual installments beginning on the date of grant.
(2)	The options vest in five equal annual installments beginning on the first anniversary of the date of grant.

Summary of Potential Payments upon Termination of Employment or Change in Control

As noted above, during 2015, we maintained employment agreements with Mr. Walton and Mr. Null.

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

Change in Control. Upon the occurrence of a sale of the Company, all outstanding options will become fully vested and exercisable.

2015 Director Compensation

We compensate for service as managers only the members of our Board of Managers that are independent from the Company. Mr. Emanuel was the only independent manager during 2015.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation($)	Total ($)
Daniel D. Crowley	-	-	-
James C. New	-	161,108(1)	161,108
Thomas S. Roberts	-	-	-
Christopher Dean	-	-	-
Steve Neumann	-	-	-
Blair Tikker	-	-	-
Bennett Thompson	-	-	-
James Emanuel(2)(3)	36,406	-	36,406

(1)	Consists of $150,000 in the aggregate for consulting fees, of $12,500 per month and $11,108 for Company paid expenses. See below for a description of Mr. New’s consulting agreement with the Company.
(2)	Reflects fees received for service on our Board of Managers and Audit Committee.
(3)	As of December 31, 2015, Mr. Emanuel had 20,000 outstanding options to purchase member units.

Consulting Agreement with Mr. New. In connection with Mr. New’s retirement as Chief Executive Officer and President, effective September 1, 2011, we entered into a consulting agreement with Mr. New, pursuant to which he provides consulting services as requested by the Company.  Pursuant to the agreement, Mr. New remains subject to confidentiality provisions and the non-compete and non-solicitation obligations set forth in his prior employment agreement through December 31, 2014. On March 1, 2013, the Company and Mr. New amended the agreement to extend the term for an additional three years and increased the consulting fee to $12,500 per month in lieu of any final consulting payment that would have otherwise been due under the agreement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of outstanding membership interest units of the Company as of March 21, 2016 by (a) any person or group who beneficially owns more than five percent of such units, (b) each of our managers and executive officers and (c) all managers and executive officers as a group. On March 21, 2016, there were 23,549,812 units outstanding and 790,166 additional units issuable upon the exercise of vested options.

	Units Beneficially	Percent
Member(1)(2)	Owned	of Class

Summit Investors
Summit Partners(3)	12,660,998	52.0%

KRG Investors
KRG Capital Partners(4)	8,509,793	35.0%

Managers and Executive Officers
Daniel D. Crowley	-	*
Bruce C.Walton (5)	172,440	*
Michael Null (5)	219,025	*
James C. New	1,337,640	5.5%
Thomas S. Roberts (6)	12,660,998	52.0%
Christopher Dean (6)	12,660,998	52.0%
Steven Neumann (7)	8,509,793	35.0%
Blair Tikker (7)	8,509,793	35.0%
Bennett R. Thompson (7)	8,509,793	35.0%
James Emanuel (8)	19,000	*
All Managers and Executive Officers as a group (12 persons)	23,014,360	94.6%

An asterisk (*) in the Percent of Class column indicates beneficial ownership of less than 1 percent.
(1)	Unless otherwise specified, the address of each beneficial owner listed in the table below is c/o Aurora Diagnostics, Inc. 11025 RCA Center Drive, Suite 300, Palm Beach Gardens, FL 33410.
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

(5)	Includes 30,144 units held by Mr. Null individually. Also includes options exercisable within 60 days to purchase 172,440 units by Mr. Walton and 188,881 units by Mr. Null.
(6)	Represents units held by Summit Partners.
(7)	Represents units held by KRG Capital Partners.
(8)	Includes exercisable options to purchase 19,000 units.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 regarding compensation plans under which the Company’s equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,545,000(2)	$2.00(3)	386,129
Equity compensation plans not approved by security holders (4)	-	-	-
Total	1,545,000	$2.00	386,129
(1)	Consists of our 2011 Incentive Plan.
(2)	Consists of outstanding options to purchase Aurora Holdings Units granted under our 2011 Incentive Plan.
(3)	Weighted average exercise price of outstanding options to purchase Aurora Holdings Units.
(4)	The Company does not maintain any equity compensation plans that have not been approved by the Company’s security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

Management Services Agreement

We, through a wholly-owned subsidiary of Aurora Holdings, and two members of Aurora Holdings, Summit Partners and KRG Capital Partners, are party to a Management Services Agreement pursuant to which Summit Partners and KRG Capital Partners provide certain financial and management advisory services to us in connection with the general business planning and forecasting and acquisition and divestiture strategies. In exchange for the services, we pay an annual fee equal to 1.0 percent of the revenue of Aurora Holdings, plus expenses. In connection with the third amendment to the Company’s previous credit facility in April 2013, the Company agreed not make any payments of management or similar fees until payment in full of all loans under the credit facility, provided that such management or similar fees shall continue to accrue. The Company continues to accrue management fees under its new credit facility, but expects to pay no management fees through December 31, 2016. As of December 31, 2014 and 2015, $6.0 million and $8.6 million, respectively, of management fees under the Management Services Agreement are reflected in accrued management fees, related parties, in the accompanying consolidated balance sheets. The consolidated statement of operations includes management fees of $2.5 million, $2.5 million and $2.6 million for the respective years ended December 31, 2013, 2014 and 2015. During the years ended December 31, 2013, 2014 and 2015, the Company paid expenses of $66,000, $40,000 and $39,000, respectively, but paid no management fees.

Other Related Party Transactions

In connection with Mr. New’s retirement as the Company’s Chief Executive Officer effective September 1, 2011, the Company entered into a consulting agreement with Mr. New. For a description of the terms of his consulting agreement, see the narrative following the Director Compensation table in Part III, Item 11 of this Annual Report.

Effective December 1, 2013 the Company entered into an agreement with HealthSmart Benefit Solutions, Inc. (“HBS”), of which Mr. Crowley served as the Executive Chairman and President through July 2014. Pursuant to the agreement, the Company pays fees to HBS of approximately $20,000 per month to process claims under its self-insured health benefits plan and to perform other health plan related services. Premiums for the Company’s stop loss coverage are collected by HBS and remitted to the coverage provider.  During the years ended December 31, 2014 and 2015, the Company paid $0.8 million and $1.2 million, respectively, inclusive of the stop loss premiums, to HBS.  No amounts were due from the Company to HBS as of December 31, 2014 or December 31, 2015.

Since September 2013, the Company has engaged Crowley Corporate Legal Strategy (“CCLS”), on an as needed basis, to provide acquisition consulting services.  Matthew Crowley is a principal of CCLS and son of Daniel D. Crowley, the Company’s Chief Executive Officer. During the years ended December 31, 2014 and 2015, the Company paid $106,000 and $112,000, respectively, to CCLS.

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

Audit Fees and Services

Crowe Horwath LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2014 and 2015. The following table presents estimated fees for professional audit services rendered by Crowe Horwath LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2014 and 2015.

	2014	2015
Audit Fees (1)	$200,000	$250,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$200,000	$250,000
(1)	Audit Fees consisted of professional services performed for the audit of the Company’s annual financial statements.

Pre-approval Policies and Procedures

Our audit committee has adopted a policy requiring the pre-approval by the audit committee of all audit services, whether such services are to be provided by our principal independent auditor or other accounting firms. The policy also requires pre-approval by the audit committee of all other services (review, attest and non-audit) to be provided by our independent auditor; provided, however, that de minimis non-audit services may instead be approved in accordance with applicable SEC rules, although no non-audit services were approved pursuant to this exception in 2014 or 2015.

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

Aurora Diagnostics Holdings, LLC

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2013, 2014 and 2015 (in thousands):

		Charged to	Net Write-offs
	Beginning	Statement of	and Other	Ending
Description	Balance	Operations	Adjustments	Balance
Allowance for Doubtful Accounts:
Year ended December 31, 2013	$16,498	$16,945	$(17,569)	$15,874
Year ended December 31, 2014	$15,874	$16,600	$(17,389)	$15,085
Year ended December 31, 2015	$15,085	$16,597	$(15,391)	$16,291

(3) Exhibits. The exhibits listed in the accompanying Exhibit Index are incorporated by reference as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURORA DIAGNOSTICS HOLDINGS, LLC

Date: March 21, 2016	By:	/s/ Michael C. Grattendick
Michael C. Grattendick
Vice President, Controller and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Daniel D. Crowley Daniel D. Crowley	Chief Executive Officer, President and Chairman of the Board of Managers (principal executive officer)	March 21, 2016
/s/ Michael C. Grattendick Michael C. Grattendick	Vice President, Controller and Treasurer (principal financial and accounting officer)	March 21, 2016
/s/ Thomas S. Roberts Thomas S. Roberts	Manager	March 21, 2016
/s/ Christopher Dean Christopher Dean	Manager	March 21, 2016
/s/ Bennett Thompson Bennett Thompson	Manager	March 21, 2016
/s/ Steven Neumann Steven Neumann	Manager	March 21, 2016
/s/ Blair Tikker Blair Tikker	Manager	March 21, 2016
/s/ James C. New James C. New	Manager	March 21, 2016
/s/ James Emanuel James Emanuel	Manager	March 21, 2016

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Formation of Aurora Diagnostics Holdings, LLC (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
3.2

Second Amended and Restated Limited Liability Company Agreement of Aurora Diagnostics Holdings, LLC (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

3.3

First Amendment to the Second Amended and Restated Limited Liability Company Agreement of Aurora Diagnostics Holdings, LLC (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on March 25, 2014 and incorporated herein by reference)

3.4

Second Amendment to the Second Amended and Restated Limited Liability Company Agreement of Aurora Diagnostics Holdings, LLC (filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on June 4, 2015 and incorporated herein by reference)

4.1

Indenture, dated December 20, 2010, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

4.2

First Supplemental Indenture, dated December 31, 2011, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

4.3

Second Supplemental Indenture, dated December 31, 2011, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

4.4

Third Supplemental Indenture, dated June 2, 2011, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

4.5

Fourth Supplemental Indenture, dated August 12, 2011, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

4.6

Fifth Supplemental Indenture, dated July 31, 2014, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association (filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on June 4, 2015 and incorporated herein by reference)

4.7

Sixth Supplemental Indenture, dated October 10, 2014, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed on June 4, 2015 and incorporated herein by reference)

4.8

Seventh Supplemental Indenture, dated November 10, 2014, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association (filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed on June 4, 2015 and incorporated herein by reference)

4.9

Eighth Supplemental Indenture, dated November 11, 2015, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association

4.10	Form of 10.750% senior notes due 2018 (Included as Exhibit A to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
4.11

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
10.4

First Amendment to the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan* (filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.5

Form of Unit Option Award Certificate under the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan* (filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.6

Consulting Agreement, dated July 6, 2011, by and between Aurora Diagnostics, LLC and James C. New* (filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.7

First Amendment to Consulting Agreement, dated March 1, 2013, by and between Aurora Diagnostics, LLC and James C. New * (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on March 25, 2013 and incorporated herein by reference)

10.8

Management Consulting Agreement, dated March 15, 2013, between Dynamic Healthcare Solutions, LLC and Aurora Diagnostics Holdings, LLC * (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2013 and incorporated herein by reference)

10.9

Employment Agreement, dated October 9, 2009, between Aurora Diagnostics, LLC and Bruce Walton*  (filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on June 4, 2015 and incorporated herein by reference)

10.10

Purchase Agreement, dated December 14, 2010, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the Guarantors party thereto, Morgan Stanley & Co. Incorporated, Barclays Capital, Inc. and UBS Securities LLC (filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.11

Management Rights Agreement, dated June 2, 2006, by and among Aurora Diagnostics Holdings, LLC and each of the signatories thereto (filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.12

Management Rights Agreement, dated June 12, 2009, by and among KRG Capital Partners, L.L.C., KRG Aurora Blocker, Inc. and Aurora Diagnostics Holdings, LLC (filed as Exhibit 10.17 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.13

Amended and Restated Management Services Agreement, dated June 12, 2009, by and among Summit Partners, L.P., KRG Capital Management, L.P., and Aurora Diagnostics, LLC (filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.14

First Amendment to Amended and Restated Management Services Agreement, dated May 20, 2010, by and among Summit Partners, L.P., KRG Capital Management, L.P., and Aurora Diagnostics, LLC (filed as Exhibit 10.19 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.15

Second Amendment to Aurora Diagnostics, LLC Amended and Restated Management Services Agreement, dated July 31, 2014, by and among Summit Partners, L.P., KRG Capital Management, L.P., and Aurora Diagnostics, LLC  (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on June 4, 2015 and incorporated herein by reference)

10.16

Form of Management Agreement by and between Aurora Diagnostics, LLC and certain of its affiliated practice subsidiaries (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

Exhibit Number	Description
10.17

Form of Nominee Agreement by and between Aurora Diagnostics, LLC and certain of its affiliated practice subsidiaries (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.18

Form of Non-Alienation Agreement by and between Aurora Diagnostics, LLC and certain of its affiliated practice subsidiaries (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.19

Form of Services Agreement by and between Aurora Diagnostics, LLC and certain of its affiliated practice subsidiaries (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.20

Waiver to Financing Agreement dated as of March 31, 2015, by and among Aurora Diagnostics, LLC, as borrower, Aurora Diagnostics Holdings, LLC, and certain subsidiaries of Aurora Diagnostics, LLC, as guarantors, various lenders from time to time party thereto, as lenders, and Cerberus Business Finance, LLC, as administrative agent and collateral agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed on April 2, 2015 and incorporated herein by reference)

10.21

First Amendment to Financing Agreement, dated as of March 4, 2015, by and among Aurora Diagnostics, LLC, as borrower, Aurora Diagnostics Holdings, LLC, and certain subsidiaries of Aurora Diagnostics, LLC, as guarantors, various lenders from time to time party thereto, as lenders, and Cerberus Business Finance, LLC, as administrative agent and collateral agent (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on June 4, 2015 and incorporated herein by reference)

10.22

Second Amendment to Financing Agreement, dated as of April 10, 2015, by and among Aurora Diagnostics, LLC, as borrower, Aurora Diagnostics Holdings, LLC, and certain subsidiaries of Aurora Diagnostics, LLC, as guarantors, various lenders from time to time party thereto, as lenders, and Cerberus Business Finance, LLC, as administrative agent and collateral agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed on April 15, 2015 and incorporated herein by reference)

10.23

Third Amendment to Financing Agreement, dated as of July 14, 2015, by and among Aurora Diagnostics, LLC, as borrower, Aurora Diagnostics Holdings, LLC, and certain subsidiaries of Aurora Diagnostics, LLC, as guarantors, various lenders from time to time party thereto, as lenders, and Cerberus Business Finance, LLC, as administrative agent and collateral agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed on July 20, 2015 and incorporated herein by reference)

10.24

Fourth Amendment to Financing Agreement, dated as of September 18, 2015, by and among Aurora Diagnostics, LLC, as borrower, Aurora Diagnostics Holdings, LLC, and certain subsidiaries of Aurora Diagnostics, LLC, as guarantors, various lenders from time to time party thereto, as lenders, and Cerberus Business Finance, LLC, as administrative agent and collateral agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed on September 21, 2015 and incorporated herein by reference)

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