Form 10-Q
period 2016-03-31
AURORA DIAGNOSTICS HOLDINGS LLC
filed 2016-05-11
CIK 1367832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act).

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2016	2015
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$13,429	$19,085
Accounts receivable, net	35,523	32,851
Prepaid expenses and other assets	4,696	4,321
Prepaid income taxes	535	175
Total current assets	54,183	56,432
Property and equipment, net	8,460	8,646
Other Assets:
Deferred debt issue costs, net	422	453
Deposits and other noncurrent assets	620	596
Goodwill	128,133	125,188
Intangible assets, net	66,063	65,694
	195,238	191,931
	$257,881	$257,009
Liabilities and Members' Deficit
Current Liabilities
Current portion of long-term debt	$2,146	$2,147
Current portion of fair value of contingent consideration	4,788	4,820
Accounts payable, accrued expenses and other current liabilities	18,199	16,839
Accrued compensation	7,844	7,030
Accrued interest	8,798	14,228
Total current liabilities	41,775	45,064
Long-term debt, net of current portion	387,875	377,617
Deferred tax liabilities	5,077	6,473
Accrued management fees, related parties	9,320	8,633
Fair value of contingent consideration, net of current portion	9,522	8,320
Other liabilities	2,635	1,685

Members' Deficit	(198,323)	(190,783)
	$257,881	$257,009

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2016 and 2015

Unaudited

(in thousands)

	Three Months Ended
	March 31,
	2016	2015
Net revenue	$68,752	$59,457
Operating costs and expenses:
Cost of services	37,736	33,849
Selling, general and administrative expenses	18,948	15,803
Provision for doubtful accounts	4,060	4,305
Intangible asset amortization expense	4,931	4,713
Management fees, related parties	688	594
Acquisition and business development costs	293	73
Change in fair value of contingent consideration	670	326
Total operating costs and expenses	67,326	59,663
Income (loss) from operations	1,426	(206)
Other income (expense):
Interest expense	(10,503)	(9,787)
Total other expense, net	(10,503)	(9,787)
Loss before income taxes	(9,077)	(9,993)
Income tax benefit	(1,487)	(617)
Net loss	$(7,590)	$(9,376)

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2016 and 2015

Unaudited

(in thousands)

	2016	2015
Cash Flows From Operating Activities
Net loss	$(7,590)	$(9,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,864	5,796
Amortization of deferred debt issue costs	528	472
Amortization of original issue discount on debt	280	267
Deferred income taxes	(1,396)	(775)
Equity compensation costs	50	58
Change in fair value of contingent consideration	670	326
Loss on abandonment of lease	1,171	—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,697)	(1,385)
Prepaid expenses and other assets	(735)	229
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	1,862	(1,518)
Accrued compensation	787	269
Accrued interest	(5,430)	(5,496)
Net cash used in operating activities	(6,636)	(11,133)
Cash Flows From Investing Activities
Purchases of property and equipment	(876)	(377)
Increase in deposits and other noncurrent assets	(24)	(1)
Payment of contingent notes	(600)	—
Businesses acquired, net of cash acquired	(7,000)	—
Net cash used in investing activities	(8,500)	(378)
Cash Flows From Financing Activities
Payments of capital lease obligations	(20)	(19)
Repayments under term loan facility	(500)	—
Borrowings under term loan facility	10,000	—
Payments of subordinated notes payable	—	(250)
Payment of debt issuance costs	—	(29)
Net cash provided by (used in) financing activities	9,480	(298)
Net decrease in cash and cash equivalents	(5,656)	(11,809)
Cash and cash equivalents, beginning of period	19,085	26,422
Cash and cash equivalents, end of period	$13,429	$14,613

(Continued)

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Cash Flows - (Continued)

Three Months Ended March 31, 2016 and 2015

Unaudited

(in thousands)

	2016	2015
Supplemental Disclosures of Cash Flow Information
Cash interest payments	$15,130	$14,545
Cash tax payments	$239	$381

Supplemental Schedule of Noncash Investing and Financing Activities
Fair value of contingent consideration issued in acquisitions	$1,100	$—
Capital assets recorded under non-cash transactions	$—	$15

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1.	Nature of Business and Significant Accounting Policies

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

The accompanying condensed consolidated balance sheet as of December 31, 2015, which was derived from the audited consolidated financial statements as of December 31, 2015 of Aurora Diagnostics Holdings, LLC, and the accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2016 and 2015 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2016.

Working Capital

The Company requires significant cash flow to service its debt obligations. Reductions in reimbursement from Medicare and other payors in recent years have had a significant negative impact on the Company’s cash flows. As of March 31, 2016, the Company had $30.0 million available under its revolving credit facility for general operations. The Company may undertake acquisitions which it believes would add to earnings and performance with respect to the credit facility covenants. Nonetheless, the Company may not achieve all of its business goals and objectives and events beyond its control could affect its ability to meet these financial tests and ratios and limit its ability to access the amounts otherwise available under its Company’s revolving credit facility.

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

Recent Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which will replace numerous requirements in U.S. GAAP and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for interim and annual reporting periods beginning after December 15, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have not yet selected a transition method under ASU 2014-09.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers” (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net. ASU 2016-08 does not change the core principle of the guidance stated in ASU 2014-09, instead, the amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis. ASU 2016-08 will have the same effective date and transition requirements as the new revenue standard issued in ASU 2014-09. The Company is evaluating the impact of the adoption of this update on our consolidated financial statements and related disclosures. We are currently evaluating the potential changes from ASU 2014-09 and ASU 2016-08 to our future financial reporting and disclosures.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.”  ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This update is effective for interim and annual periods beginning after December 15, 2015.  The Company adopted ASU 2015-02, and the adoption did not have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”  The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standards update.  The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. In connection with the Company’s adoption of ASU 2015-03, the deferred debt issue costs related to the issuance of the Company’s Senior Notes, as further described in Note 6, and term loans were reclassified to long-term debt.  The net unamortized deferred debt issue costs reflected in long-term debt were approximately $5.1 million and $5.6 million as of March 31, 2016 and December 31, 2015, respectively. Deferred debt issue costs related to the Company’s revolving credit facility continue to be reflected as non-current assets in the Company’s condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.”  ASU 2015-05 is meant to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. This update is effective for interim and annual periods beginning after December 15, 2015. The Company adopted ASU 2015-05, and the adoption did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends Accounting Standards Codification Topic 718, Compensation – Stock Compensation.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company’s fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is evaluating the impact of the adoption of this update on our consolidated financial statements and related disclosures.

Note 2.	Acquisitions

The Company has made strategic acquisitions of local laboratories to achieve greater economies of scale and expand or augment its geographic presence.

2015 Acquisitions

On July 15, 2015, the Company acquired the assets of two pathology practices and a billing service, all located in Texas. On October 29, 2015, the Company acquired 100 percent of the equity of a pathology practice in Ohio. The Company paid a combined total of $15.4 million of cash in the aggregate at closing for the two acquisitions and issued contingent notes payable over from three to six years. Payments under the contingent notes will be paid annually, up to a maximum of $11.9 million, subject to the retention of certain key facility contracts, future financial results and the cash received under specified client contracts. The Company used the available cash under its $25.0 million delayed draw term loan to pay the $15.4 million cash portion of the purchase price for the acquisitions.

2016 Acquisition

On March 31, 2016, the Company acquired 100 percent of the equity of a hospital-based pathology practice located in Oregon. The Company paid a total of $7.0 million at closing and issued contingent notes payable over three years. Payments under the contingent notes will be paid annually, up to a maximum of $1.5 million, subject to the future financial performance of the acquired practice and the retention of a key facility contract. The Company used the available cash under its $40.0 million delayed draw term loan B to pay the $7.0 million cash portion of the purchase price for the acquisition. As of March 31, 2016, the Company is still analyzing the acquisition and the allocation of the purchase price to the net assets acquired is preliminary and is expected to be finalized by December 31, 2016.

The following table summarizes the preliminary estimated aggregate fair value of the assets acquired and liabilities assumed in connection with the March 31, 2016 acquisition (in thousands):

Intangible assets	$5,300
Goodwill	2,800
Assets acquired	8,100

Fair value of contingent consideration	1,100
Liabilities assumed	1,100

Net assets acquired	$7,000

Intangible assets acquired as the result of a business combination are recognized at fair value as an asset apart from goodwill if the asset arises from contractual or other legal rights or if it is separable. The Company’s intangible assets, which principally consist of the fair value of customer relationships, health care facility agreements and non-competition agreements acquired in connection with the acquisition of diagnostic companies, are capitalized and amortized on the straight-line method over their useful life, which generally ranges from 3 to 15 years.  The Company’s preliminary estimate is that approximately $2.8 million of goodwill recognized in the Oregon acquisition will be deductible over 15 years for federal income tax purposes.

Pro-forma information (unaudited)

The accompanying condensed consolidated financial statements include the results of operations of the 2015 acquisitions from the date acquired through March 31, 2016. The 2015 acquisitions contributed $5.0 million of revenue and $0.9 million of net income for the three months ended March 31, 2016. The March 31, 2016 acquisition contributed no revenue or net income for the three months ended March 31, 2016. The 2015 acquisitions contributed no revenue or net income for the three months ended March 31, 2015.

The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the 2015 and March 31, 2016 acquisitions for the three months ended March 31, 2016 and 2015, after giving effect to amortization, depreciation, income tax, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 2015. Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2015 and March 31, 2016 acquisitions and does not include operational or other changes which might have been effected by the Company. The unaudited pro forma information for the three months ended March 31, 2016 and 2015 presented below is for illustrative purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Net revenue	$70,526	$66,123

Net loss	$(7,228)	$(8,419)

Note 3.	Accounts Receivable

Accounts receivable consist of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Accounts Receivable	$52,488	$49,142
Less: Allowance for doubtful accounts	(16,965)	(16,291)
Accounts receivable, net	$35,523	$32,851

Note 4.	Goodwill and Intangible Assets

The following table presents adjustments to goodwill during the three months ended March 31, 2016 and the year ended December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Goodwill, beginning of period	$125,188	$177,774
Acquisitions	2,945	4,139
Goodwill impairment	—	(56,725)
Goodwill, end of period	$128,133	$125,188

The Company’s balances for intangible assets as of March 31, 2016 and December 31, 2015 and the related accumulated amortization are set forth in the table below (in thousands):

		Weighted Average	March 31, 2016
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	8	$130,748	$(103,536)	$27,212
Health care facility agreements	15	15	48,520	(11,108)	37,412
Noncompete agreements	3 – 5	4	6,089	(4,650)	1,439
Total intangible assets			$185,357	$(119,294)	$66,063

		Weighted Average	December 31, 2015
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	8	$130,748	$(99,516)	$31,232
Health care facility agreements	15	15	43,580	(10,303)	33,277
Noncompete agreements	3 – 5	4	5,729	(4,544)	1,185
Total intangible assets			$180,057	$(114,363)	$65,694

For the three months ended March 31, 2016 and 2015, the Company recorded amortization expense of $4.9 million and $4.7 million, respectively, related to its intangible assets. As of March 31, 2016, estimated future amortization expense is as follows (in thousands):

Year Ending December 31,
Remainder of 2016	$14,731
2017	14,029
2018	6,624
2019	4,795
2020	4,674
Thereafter	21,210
$66,063

Note 5.	Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities as of March 31, 2016 and December 31, 2015 consist of the following (in thousands):

	March 31,	December 31,
	2016	2015
Accounts payable	$7,856	$5,907
Reserve for future medical claims	2,240	2,200
Other accrued expenses	8,103	8,732
	$18,199	$16,839

Note 6.	Long-Term Debt

On December 20, 2010, the Company issued $200.0 million in unsecured senior notes that mature on January 15, 2018, which are referred to as the Senior Notes. The Senior Notes bear interest at an annual rate of 10.75 percent, which is payable each January 15 and July 15. In accordance with the Senior Notes indenture, the Company is subject to certain limitations on issuing additional debt and is required to submit quarterly and annual financial reports. The Senior Notes are currently redeemable at the Company’s option at 102.688 percent of par, plus accrued interest. The redemption price decreases to 100 percent of par on January 15, 2017. The Senior Notes rank equally in right of repayment with all of the Company’s other senior indebtedness, but are subordinated to the Company’s secured indebtedness to the extent of the value of the assets securing that indebtedness.

On July 31, 2014 the Company entered into a new $220.0 million senior secured credit facility with Cerberus Business Finance, LLC. The credit facility consists of a $165.0 million initial term loan, $30.0 million revolving credit line and $25.0 million delayed draw term loan. Prior to the amendments discussed below, the delayed draw term loan facility was available through July 31, 2015 to pay the consideration for acquisitions, as permitted under the credit facility, including acquisition related fees and expenses. The Company used $145.6 million of the $165.0 million proceeds to retire a previous revolving credit facility due May 2015 and term loan facility due May 2016, including accrued interest and fees.

Each of the term loan, revolving credit line and delayed draw term loan under the credit facility has a maturity of five years but is subject to a maturity date of October 14, 2017 if the Company’s Senior Notes are not refinanced or their maturity is not extended prior to such date. Under the outstanding term loans, quarterly principal repayments of $0.5 million became due commencing September 30, 2015 and continuing through December 31, 2016. Quarterly principal repayments increase to $0.9 million on March 31, 2017 through June 30, 2018 and to $1.3 million on September 30, 2018 and each quarter end thereafter, with the balance due at maturity. As of March 31, 2016, the balance outstanding under the term loan facility was $163.5 million and the balance outstanding under the delayed draw term loan facility was $25.0 million. As of March 31, 2016, no amounts were outstanding and the Company had $30.0 million available under its revolving credit facility.

The proceeds under the credit facility were reduced by discounts of $5.1 million. Additionally, the Company used $3.9 million of the proceeds to pay issuance costs in connection with the credit facility. The remaining $10.4 million balance of the proceeds under the credit facility initial term loan and the funds available under the $30.0 million revolving credit line were intended to be used to execute future acquisitions and for the Company’s general working capital and operational needs.

Prior to the second amendment executed on April 10, 2015 discussed below, at the Company’s option, interest under the credit facility was at LIBOR, with a 1.25% floor, plus 7%, or at a base rate, with a 2.25% floor, plus 6%.

On April 10, 2015, the Company entered into a second amendment to the credit facility. The second amendment to the credit facility added a $40 million delayed draw term loan B facility which was available through April 10, 2016, which was subsequently extended to April 25, 2016 pursuant to a fifth amendment to the credit facility, to pay consideration for acquisitions, as permitted under the credit facility, including acquisition related fees and expenses.  The Company borrowed $10.0 million in March 2016 and the $30.0 million of unused availability under the delayed draw term loan B facility expired on April 25, 2016. The second amendment also increased the interest rate under the credit facility to LIBOR, with a 1.25% floor, plus 7.125%, or to the base rate, with a 2.25% floor, plus 6.125%. The senior secured credit facility is subject to a 2.25% per annum fee on the undrawn amount thereof, payable quarterly in arrears.

In connection with the acquisition consummated by the Company on July 15, 2015, the Company borrowed the remaining $15.3 million available under the delayed draw term loan. The amount borrowed exceeded the total paid by the Company for eligible acquisitions, inclusive of related expenses, by $5.4 million. The Company entered into third and fourth amendments to its credit facility that extended the period in which the Company was able to use the remaining $5.4 million availability under the $25.0 million delayed draw term loan from July 31, 2015, to October 31, 2015. The Company used the remaining $5.4 million for an acquisition completed on October 29, 2015.

The credit facility is secured by essentially all of the Company’s assets and unconditionally guaranteed by the Company and certain of the Company’s existing and subsequently acquired or organized domestic subsidiaries and is subject to certain financial covenants.The credit facility requires the Company to maintain certain levels of liquidity and comply on a quarterly basis with certain financial covenants, including a leverage ratio calculation, which generally becomes more restrictive over time, and an interest coverage ratio. Also, on an annual basis the Company must not exceed a specified maximum amount of consolidated capital expenditures. In addition, the credit facility includes negative covenants restricting or limiting the Company’s ability to, among other things, incur, assume or permit to exist additional indebtedness or guarantees; incur liens and engage in sale leaseback transactions; make loans and investments; declare dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and other business combinations; prepay, redeem or purchase certain indebtedness; amend or otherwise alter terms of its indebtedness; sell assets; enter into transactions with affiliates and alter the business it conducts without prior approval of the lenders.

Long-term debt consists of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Senior Notes	$200,000	$200,000
Initial term loan	163,500	164,000
Delayed draw term loan (original)	25,000	25,000
Delayed draw term loan B	10,000	—
Notes payable	133	133
Capital lease obligations	109	129
	398,742	389,262
Less:
Original issue discount, net	(3,597)	(3,877)
Debt issuance costs, net	(5,124)	(5,621)
Current portion	(2,146)	(2,147)
Long-term debt, net of current portion	$387,875	$377,617

As of March 31, 2016, estimated future debt principal payments are as follows (in thousands):

Year Ending December 31,
Remainder of 2016	$1,629
2017	3,608
2018	204,255
2019 *	189,250
$398,742

*

The estimated future debt principal payments in 2019 reflect the maturity of the Company’s credit facility which is subject to a maturity date of October 14, 2017 and would be repaid in 2017 if the Company’s Senior Notes are not refinanced or their maturity is not extended prior to October 14, 2017.

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

As described in Note 2, in connection with the 2015 and 2016 acquisitions the Company issued contingent notes payable annually over three to six years, up to a maximum of $13.4 million, subject to the future financial performance of the acquired practices and the retention of a key facility contracts. The aggregate fair value of the contingent notes issued was estimated at $8.0 million as of the acquisition dates.

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

The Company made payments under contingent notes of $0.6 million during the three months ended March 31, 2016. The Company made no payments under contingent notes during the three months ended March 31, 2015. The total fair value of the contingent consideration reflected in the accompanying condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 is $14.3 million and $13.1 million, respectively.

Note 8.	Related Party Transactions

Acquisition Target Consulting Agreement

The Company has a professional services agreement with an entity owned by two of the Company’s members. Under this agreement, the entity provides certain acquisition target identification consulting services to the Company. In exchange for these services the Company pays to the entity a monthly retainer of $12,000, plus reimbursable expenses. The entity also earns a success fee of $65,000 for each identified acquisition consummated by the Company. The entity also will be paid a fee of 8 percent of revenue for certain new business development efforts as outlined in the professional services agreement. The Company paid the entity a total of $94,000 and $38,000 during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the Company owed to the entity $15,000, and no balance was owed to the entity as of December 31, 2015, under this arrangement.

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

In connection with an amendment to the Company’s previous credit facility in April 2013, the Company agreed to not make any payments of management or similar fees until payment in full of all loans under the credit facility, provided that such management fees shall continue to accrue. Management fees to the Company’s members up to 1 percent of net revenue are permitted under the current credit facility and the Company continues to accrue management fees. However, the Company expects to pay no management fees through March 31, 2017. As of March 31, 2016 and December 31, 2015, $9.3 million and $8.6 million, respectively, of these management fees are reflected in long-term liabilities in the accompanying condensed consolidated balance sheets. The condensed consolidated statements of operations include management fees of $0.7 million and $0.6 million for the three month periods ended March 31, 2016 and 2015, respectively. The Company paid no management fees related to these management services agreements during the three month periods ended March 31, 2016 and 2015.

Facilities Lease Agreements

The Company leases certain of its facilities from entities owned by physician employees or affiliated physicians who are also former owners of the acquired practices. The Company currently leases six of its facilities from affiliated physicians or entities. One of these six leases is on a month to month basis and the others terminate in April 2017, January 2018, December 2019, October 2020 and June 2022. In aggregate, the six leases provide for monthly aggregate base payments of approximately $90,000. Rent paid to the related entities was $0.3 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively.

Executive Management Agreement

On March 12, 2013, Daniel D. Crowley was appointed as the Chief Executive Officer and President of the Company. In connection with the appointment of Mr. Crowley, the Company entered into an agreement with Dynamic Healthcare Solutions (“DHS”), of which Mr. Crowley is the founder and a principal. Pursuant to the agreement, the Company pays DHS a monthly fee of $100,000, plus reasonable out of pocket expenses and hourly fees for DHS staff (other than Mr. Crowley) that provide services under the agreement. The agreement may be terminated by the Company with thirty days notice, subject to the payment of termination fees in certain circumstances as prescribed in the agreement. In addition, the agreement requires the Company to pay DHS a success fee in the event that a change of control of the Company occurs at any time during the term of the agreement or the one-year period following the termination of the agreement. The amount of the success fee would be based on the valuation of the Company at the time of the change of control. Other than the agreement with DHS, Mr. Crowley does not receive any direct or indirect compensation or benefits from the Company. The Company paid $0.5 million and $0.8 million to DHS during the three months ended March 31, 2016 and 2015, respectively. A retainer of $0.2 million is included in deposits and other non-current assets as of March 31, 2016 and December 31, 2015.

Healthcare Administration Services

Effective December 1, 2013 the Company entered into an agreement with HealthSmart Benefit Solutions, Inc. (“HBS”), of which Mr. Crowley served as the Executive Chairman and President through July 2014. Pursuant to the agreement, the Company paid fees to HBS of approximately $20,000 per month to process claims under its self-insured health benefits plan and to perform other health plan related services. Premiums for the Company’s stop loss coverage were collected by HBS and remitted to the coverage provider. Effective June 1, 2015, the Company transitioned the administration of its health plan benefits to another provider, however HBS will continue to process claims through May 31, 2016, for dates of service prior to June 1, 2015. The Company paid, inclusive of the stop loss premiums, to HBS $19,000 and $0.5 million, during the three months ended March 31, 2016 and 2015, respectively. No balance was owed by the Company to HBS as of March 31, 2016 and December 31, 2015.

Acquisition Consulting Services

The Company has engaged Crowley Corporate Legal Strategy (“CCLS”), on an as needed basis, to provide legal services. Matt Crowley is a principal of CCLS and son of Daniel D. Crowley, the Company’s Chief Executive Officer. The Company paid to CCLS $23,000 and $14,000, during the three months ended March 31, 2016 and 2015.

Executive Consulting Agreement

The Company had a consulting agreement through February 2016 with Mr. James New, a current Board member and owner of the Company’s limited liability company units and former CEO of the Company. Pursuant to the consulting agreement, Mr. New provided consulting services as requested by the Company for a fee of $12,500 per month.  During the three months ended March 31, 2016 and 2015, the Company paid $26,000 and $39,000, respectively to Mr. New. No amounts were owed by the Company to Mr. New as of March 31, 2016 or December 31, 2015.

Note 9.	Equity-Based Compensation

On July 6, 2011, the Company adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan for the grant of options to purchase units of Aurora Diagnostics Holdings, LLC to employees, officers, managers, consultants and advisors of the Company and its affiliates. As of March 31, 2016, the Company has authorized the grant of up to 1,931,129 options and reserved the equivalent number of units for issuance upon the future exercise of awards pursuant to the plan. As of March 31, 2016, 1,540,000 options were outstanding and an additional 391,129 options were available for grant. Out of the total 1,540,000 options outstanding as of March 31, 2016, 821,725 were vested and 718,275 were unvested.

No options were granted or exercised in the three months ended March 31, 2016. Selling, general and administrative expenses included equity compensation expense of $50,000 and $58,000 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the total remaining unamortized equity compensation cost was approximately $0.2 million.

Note 10.	Commitments and Contingencies

During the ordinary course of business, the Company has become and may in the future become subject to pending and threatened legal actions and proceedings. The Company may have liability with respect to its employees and its pathologists. Medical malpractice claims are generally covered by insurance. While the Company believes the outcome of any such pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity, if the Company is ultimately found liable under any medical malpractice claims, there can be no assurance the Company’s medical malpractice insurance coverage will be adequate to cover any such liability. The Company had accrued approximately $2.2 million as of both March 31, 2016 and December 31, 2015, for future medical malpractice claims.

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

In January 2016, the Company vacated two of its leased facilities.  The Company has not reached a settlement with the landlord of one of the leased facilities and recorded a non-cash charge of approximately $1.1 million in the first quarter of 2016 for the abandoned leasehold improvements and to accrue the present value of the future lease payments stipulated under the lease agreement.

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

During 2011, the Company received claims of overpayments from the U.S. Veterans Administration, or VA, for a total of $1.6 million. In August 2015, the Company and the VA entered into a final settlement, under which the Company will pay $1.2 million to the VA in twelve monthly installments of $100,000. As of March 31, 2016 and December 31, 2015, the Company had recorded an accrued liability for the settlement of $0.5 million and $0.8 million, respectively.

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

Future payments under contingent notes will be made if the practices achieve stipulated levels of results and contract retention as outlined in their respective agreements. Any future payments of contingent consideration will be reflected in the change in the fair value of the contingent consideration. As of March 31, 2016, the fair value of contingent consideration related to acquisitions was $14.3 million, representing the present value of approximately $20.2 million in estimated future payments through 2021.

Purchase Obligations

The Company has entered into non-cancelable commitments to purchase reagents and other laboratory supplies. Under these agreements, the Company must purchase minimum amounts of reagents and other laboratory supplies through 2020.

At March 31, 2016, the remaining minimum purchase commitments are as follows:

Year Ending December 31,
Remainder of 2016	$1,736
2017	2,363
2018	1,312
2019	1,312
2020	1,312
$8,035

In connection with these commitments, the Company received lab testing equipment, to which the Company has either received title, or will receive title upon fulfillment of its purchase obligations under the respective commitment. The Company recorded the obligation under purchase commitment for the fair market value of the equipment, reduced by the cash paid. The remaining obligations under purchase commitments included in other liabilities in the accompanying condensed consolidated balance sheets were $1.4 million and $1.6 million as of March 31, 2016 and December 31, 2015, respectively.

Note 11.	Fair Value of Financial Instruments

Recurring Fair Value Measurements

As of March 31, 2016 and December 31, 2015, the fair value of contingent consideration related to acquisitions was $14.3 million and $13.1 million, respectively. The fair value of contingent consideration is derived using valuation techniques that incorporate unobservable inputs and are considered Level 3 items. The Company utilizes a present value of estimated future payments approach to estimate the fair value of the contingent consideration. Estimates for fair value of contingent consideration primarily involve two inputs, which are (i) the projections of the financial performance of the acquired practices that are used to calculate the amount of the payments and (ii) the discount rates used to calculate the present value of future payments. Changes in either of these inputs will impact the estimated fair value of contingent consideration. At March 31, 2016 the discount rates ranged from 15 percent to 20 percent.

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of March 31, 2016 (in thousands):

			Significant Other	Significant
		Quoted Prices	Observable	Unobservable
		in Active Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Current portion of fair value of contingent consideration	$4,788	$—	$—	$4,788
Fair value of contingent consideration, net of current portion	$9,522	$—	$—	$9,522

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of December 31, 2015 (in thousands):

			Significant Other	Significant
		Quoted Prices	Observable	Unobservable
		in Active Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Current portion of fair value of contingent consideration	$4,820	$—	$—	$4,820
Fair value of contingent consideration, net of current portion	$8,320	$—	$—	$8,320

The following is a roll-forward of the Company’s Level 3 fair value instruments for the three months ended March 31, 2016 (in thousands):

	Beginning	Total (Gains) /			Ending
	Balance	Losses Realized			Balance
	January 1, 2016	and Unrealized	Issuances	Settlements	March 31, 2016

Contingent consideration	$13,140	$670	$1,100	$(600)	$14,310

Non-Recurring Fair Value Measurements

Certain assets that are measured at fair value on a non-recurring basis, including property and equipment and intangible assets, are adjusted to fair value only when the carrying values are greater than their fair values. The Company completed its latest annual impairment evaluations as of November 30, 2015 and recorded write-offs of goodwill to reflect the then current estimated fair value of the impaired reporting units. The fair values were derived with fair value models utilizing unobservable inputs that therefore are considered Level 3 items.

As of March 31, 2016 and December 31, 2015, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value based on the short maturity of these instruments. As of March 31, 2016 and December 31, 2015, the fair value of the Company’s debt was $359.0 million and $332.1 million, respectively. The Company uses quoted market prices and yields for the same or similar types of borrowings in active markets when available to determine the fair value of the Company’s debt. These fair values are considered Level 2 items.

Note 12.	Income Taxes

The Company is a Delaware limited liability company. For federal income tax purposes, the Company is treated as a partnership. Accordingly, the Company is generally not subject to income taxes and the income attributable to the limited liability company is distributed to the members in accordance with the terms of the operating agreement. However, certain of the Company’s subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The provision for income taxes for these subsidiaries is reflected in the Company’s condensed consolidated financial statements and includes federal and state taxes currently payable and changes in deferred tax assets and liabilities, excluding the establishment of deferred tax assets and liabilities related to acquisitions. The benefit for federal and state taxes was $1.5 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively.

Note 13.	Subsequent Event

On April 8, 2016, the Company acquired 100 percent of the equity of Pathology Associates of Sebring, LLC, a hospital-based pathology practice in Florida. The Company paid a total of approximately $0.9 million of its available cash balance at closing.  The Company is in the process of allocating the purchase price to the assets acquired, which is expected to be finalized by December 31, 2016.

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

The following tables present consolidating financial information as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015 for (i) Aurora Diagnostics Holdings, LLC, (ii) on a combined basis, the subsidiaries of the Company that are guarantors of the Company’s Senior Notes (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of the Company that are not guarantors of the Company’s Senior Notes (the “Non-Guarantor Subsidiaries”). For presentation in the following tables, Subsidiary Guarantors includes revenue and expenses and assets and liabilities for those subsidiaries directly or indirectly 100 percent owned by the Company, including those entities that have contractual arrangements with affiliated physician groups. Essentially, all property and equipment reflected in the accompanying condensed consolidated balance sheets collateralize the Company’s debt. As such, as of March 31, 2016 and December 31, 2015, $2.1 million and $2.2 million, respectively, of property and equipment held by Non-Guarantor Subsidiaries are reflected under Subsidiary Guarantors in the following tables.

Condensed Consolidating Balance Sheets (in thousands):

	Aurora
	Diagnostics	Subsidiary	Non-Guarantor	Consolidating	Consolidated
March 31, 2016	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$13,267	$129	$33	$—	$13,429
Accounts receivable, net	986	17,646	16,891	—	35,523
Prepaid expenses and other assets	2,207	1,337	1,152	—	4,696
Prepaid income taxes	—	413	122	—	535
Total current assets	16,460	19,525	18,198	—	54,183
Property and equipment, net	2,418	6,042	—	—	8,460
Other Assets:
Intercompany receivable	371,491	—	—	(371,491)	—
Deferred debt issue costs, net	422	—	—	—	422
Deposits and other noncurrent assets	345	167	108	—	620
Goodwill	—	80,055	48,078	—	128,133
Intangible assets, net	—	36,628	29,435	—	66,063
	372,258	116,850	77,621	(371,491)	195,238
	$391,136	$142,417	$95,819	$(371,491)	$257,881
Liabilities and Members' Deficit
Current Liabilities
Current portion of long-term debt	$2,021	$125	$—	$—	$2,146
Current portion of fair value of contingent consideration	—	1,481	3,307	—	4,788
Accounts payable, accrued expenses and other current liabilities	12,014	2,408	3,777	—	18,199
Accrued compensation	2,681	2,856	2,307	—	7,844
Accrued interest	8,798	—	—	—	8,798
Total current liabilities	25,514	6,870	9,391	—	41,775
Intercompany payable	—	169,030	202,461	(371,491)	—
Long-term debt, net of current portion	387,827	48	—	—	387,875
Deferred tax liabilities	—	2,128	2,949	—	5,077
Accrued management fees, related parties	9,320	—	—	—	9,320
Fair value of contingent consideration, net of current portion	—	2,119	7,403	—	9,522
Other liabilities	1,438	—	1,197	—	2,635
Members' Deficit	(32,963)	(37,778)	(127,582)	—	(198,323)
	$391,136	$142,417	$95,819	$(371,491)	$257,881

	Aurora
	Diagnostics	Subsidiary	Non-Guarantor	Consolidating	Consolidated
December 31, 2015	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$17,833	$1,198	$54	$—	$19,085
Accounts receivable, net	759	16,317	15,775	—	32,851
Prepaid expenses and other assets	1,890	1,292	1,139	—	4,321
Prepaid income taxes	—	60	115	—	175
Total current assets	20,482	18,867	17,083	—	56,432
Property and equipment, net	2,453	6,193	—	—	8,646
Other Assets:
Intercompany receivable	373,041	—	—	(373,041)	—
Deferred debt issue costs, net	453	—	—	—	453
Deposits and other noncurrent assets	345	143	108	—	596
Goodwill	—	77,110	48,078	—	125,188
Intangible assets, net	118	34,450	31,126	—	65,694
	373,957	111,703	79,312	(373,041)	191,931
	$396,892	$136,763	$96,395	$(373,041)	$257,009
Liabilities and Members' Deficit
Current Liabilities
Current portion of long-term debt	$2,021	$126	$—	$—	$2,147
Current portion of fair value of contingent consideration	—	1,013	3,807	—	4,820
Accounts payable, accrued expenses and other current liabilities	9,979	2,543	4,317	—	16,839
Accrued compensation	2,784	2,378	1,868	—	7,030
Accrued interest	14,228	—	—	—	14,228
Total current liabilities	29,012	6,060	9,992	—	45,064
Intercompany payable	—	170,121	202,920	(373,041)	—
Long-term debt, net of current portion	377,562	55	—	—	377,617
Deferred tax liabilities	—	2,443	4,030	—	6,473
Accrued management fees, related parties	8,633	—	—	—	8,633
Fair value of contingent consideration, net of current portion	—	1,367	6,953	—	8,320
Other liabilities	1,603	—	82	—	1,685
Members' Deficit	(19,918)	(43,283)	(127,582)	—	(190,783)
	$396,892	$136,763	$96,395	$(373,041)	$257,009

Condensed Consolidating Statements of Operations (in thousands):

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
March 31, 2016	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$199	$38,850	$29,703	$68,752
Operating costs and expenses:
Cost of services	124	16,742	20,870	37,736
Selling, general and administrative expenses	5,553	7,333	6,062	18,948
Provision for doubtful accounts	—	2,262	1,798	4,060
Intangible asset amortization expense	—	3,241	1,690	4,931
Management fees, related parties	258	3,379	(2,949)	688
Acquisition and business development costs	293	—	—	293
Change in fair value of contingent consideration	—	120	550	670
Total operating costs and expenses	6,228	33,077	28,021	67,326
Income (loss) from operations	(6,029)	5,773	1,682	1,426
Other (expense) income:
Interest expense	(7,066)	(697)	(2,740)	(10,503)
Total other expense, net	(7,066)	(697)	(2,740)	(10,503)
Income (loss) before income taxes	(13,095)	5,076	(1,058)	(9,077)
Income tax benefit	—	(429)	(1,058)	(1,487)
Net (loss) income	$(13,095)	$5,505	$—	$(7,590)

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
March 31, 2015	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$33,316	$26,141	$59,457
Operating costs and expenses:
Cost of services	—	14,130	19,719	33,849
Selling, general and administrative expenses	4,964	6,415	4,424	15,803
Provision for doubtful accounts	—	2,358	1,947	4,305
Intangible asset amortization expense	—	3,176	1,537	4,713
Management fees, related parties	1,431	2,720	(3,557)	594
Acquisition and business development costs	73	—	—	73
Change in fair value of contingent consideration	—	40	286	326
Total operating costs and expenses	6,468	28,839	24,356	59,663
Income (loss) from operations	(6,468)	4,477	1,785	(206)
Other (expense) income:
Interest expense	(6,717)	(538)	(2,532)	(9,787)
Total other expense, net	(6,717)	(538)	(2,532)	(9,787)
Income (loss) before income taxes	(13,185)	3,939	(747)	(9,993)
Income tax provision (benefit)	—	130	(747)	(617)
Net (loss) income	$(13,185)	$3,809	$—	$(9,376)

Condensed Consolidating Statements of Cash Flows (in thousands):

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
March 31, 2016	Holdings, LLC	Guarantors	Subsidiaries	Total
Net (loss) income	$(13,095)	$5,505		$(7,590)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	1,116	3,721	2,330	7,167
Changes in assets and liabilities	5,192	(9,654)	(1,751)	(6,213)
Net cash (used in) provided by operating activities	(6,787)	(428)	579	(6,636)
Net cash used in investing activities	(7,274)	(626)	(600)	(8,500)
Net cash provided by (used in) financing activities	9,495	(15)	—	9,480
Net decrease in cash and cash equivalents	(4,566)	(1,069)	(21)	(5,656)
Cash and cash equivalents, beginning of period	17,833	1,198	54	19,085
Cash and cash equivalents, end of period	$13,267	$129	$33	$13,429

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
March 31, 2015	Holdings, LLC	Guarantors	Subsidiaries	Total
Net (loss) income	$(13,185)	$3,809	$—	$(9,376)
Adjustments to reconcile net (loss) income to net cash used in operating activities	1,110	3,946	1,088	6,144
Changes in assets and liabilities	1,015	(7,812)	(1,104)	(7,901)
Net cash used in operating activities	(11,060)	(57)	(16)	(11,133)
Net cash used in investing activities	(304)	(74)	—	(378)
Net cash used in financing activities	(285)	(13)	—	(298)
Net decrease in cash and cash equivalents	(11,649)	(144)	(16)	(11,809)
Cash and cash equivalents, beginning of period	26,209	192	21	26,422
Cash and cash equivalents, end of period	$14,560	$48	$5	$14,613

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
●

the other risks and uncertainties discussed under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in other documents filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

On April 16, 2015 President Obama signed the Medicare and CHIP Reauthorization Act (MACRA).  MACRA repealed the provisions related to the Medicare SGR formula and implemented a new physician payment system that is designed to reward the quality of care.  In addition, it extended the then-current Medicare Physician Fee Schedule rates through June, 2015, and then increased them by 0.5 percent for the remainder of 2015.  Furthermore, the rates are to be increased annually by 0.5 percent, beginning January 1, 2016, through 2019.  For 2020 through 2025, the rates will be frozen, although payments will be adjusted to account for performance on certain quality metrics under the Merit-Based Incentive Payment Systems (MIPS) or to reflect physician participation in alternative payment models (APMs).  For 2026 and subsequent years, qualified APM participants receive an annual 0.75% increase on Medicare physician payment rates, while those not participating receive a 0.25% annual payment increase, plus any applicable MIPS-based payment adjustments. On April 27, 2016, CMS published a proposed rule that will, when finalized, implement the requirements of MACRA. At this time, it is too early to determine how these changes may impact our business.

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

On October 30, 2015, CMS issued its Final Physician Fee Schedule Rule for 2016, which adopted new policies that will go into effect in January 2016. Our review of the Final Rule suggests that the impact of the changes could be an increase of approximately $2.0 million in our annualized Medicare revenue, inclusive of acquisitions completed in 2015. However, our product mix, payor mix and volume may change and the actual impact of the changes to the 2016 Physician Fee Rule may vary significantly from our estimates.  This does not reflect any potential change that Congress might make in the future with regard to the conversion factor.

The Budget Control Act of 2011 created a Joint Select Committee on Deficit Reduction, which was tasked with recommending proposals to reduce spending. Under the law, the Joint Committee’s failure to achieve a targeted deficit reduction, or Congress’ failure to pass the Committee’s recommendations without amendment by December 23, 2011, would result in automatic across-the-board cuts to most discretionary programs. Automatic cuts also would be made to Medicare and would result in aggregate reductions in Medicare payments to providers of up to two percent per fiscal year, starting in 2013 and continuing through 2021. Because the Joint Committee was not able to agree on a set of deficit reduction recommendations on which Congress could vote, cuts went into effect in April 2013. This reduction was extended by PAMA through 2024.  We have estimated the impact of the foregoing, referred to as sequestration, has been approximately $1.1 million to our annual Medicare revenue.

Results of Operations

The following table outlines our results of operations as a percentage of net revenue for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
	2016	2015
Net revenue	100.0%	100.0%
Operating costs and expenses:
Cost of services	54.9%	56.9%
Selling, general and administrative expenses	27.6%	26.6%
Provision for doubtful accounts	5.9%	7.2%
Intangible asset amortization expense	7.2%	7.9%
Management fees	1.0%	1.0%
Acquisition and business development costs	0.4%	0.1%
Change in fair value of contingent consideration	1.0%	0.5%
Total operating costs and expenses	97.9%	100.3%
Income (loss) from operations	2.1%	-0.3%
Other income (expense):
Interest expense	-15.3%	-16.5%
Total other expense, net	-15.3%	-16.5%
Loss before income taxes	-13.2%	-16.8%
Income tax benefit	-2.2%	-1.0%
Net Loss	-11.0%	-15.8%

Comparison of the Three Months Ended March 31, 2016 and 2015

Net revenue

Net revenue for the quarter ended March 31, 2016 was $68.8 million on accession volume of 517,000, inclusive of approximately $5.0 million of revenue and 27,000 accessions from the labs acquired in 2015. Net revenue at the labs we have operated for the full periods in both 2016 and 2015, which we refer to herein as our existing labs, increased by approximately 7 percent, or $4.3 million, to approximately $63.8 million for the quarter ended March 31, 2016, compared to $59.5 million for the quarter ended March 31, 2015. Same lab accession volume was 490,000, an increase of approximately 2% for the quarter ended March 31, 2016, compared to 480,000 for the quarter ended March 31, 2015. The average revenue per accession for our existing labs for the quarter ended March 31, 2016 increased by about 5% to $130, compared to $124 for the same period in 2015. The increase in same lab revenue was primarily related to changes in service mix, higher Medicare reimbursement under the 2016 Physician Fee Schedule, and higher revenue from the Aurora Research Institute, which specializes in providing contract research services and bio specimens to pharmaceutical and diagnostic companies conducting research studies, and higher Medicare reimbursement.

On October 30, 2015, CMS issued its Final Physician Fee Schedule Rule for 2016, which adopted new policies that were effective January 1, 2016. Our review of the Final Rule suggests that the impact of the changes could be an increase of approximately $2.0 million in our annualized Medicare revenue, inclusive of acquisitions in 2015.

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

Cost of services

Cost of services for the quarter ended March 31, 2016 was $37.7 million, including $2.5 million for labs acquired in 2015. Cost of services at existing labs increased approximately $1.4 million, or 4 percent, to $35.2 million for the quarter ended March 31, 2016, from $33.8 million for the quarter ended March 31, 2015, primarily as a result of higher consultations and lab supplies costs which correlate to higher volume, as well as reductions in medical liability recognized in the quarter ended March 31, 2015.

As a percentage of net revenue, cost of services was 54.9 percent for the quarter ended March 31, 2016, compared to 56.9 percent for the quarter ended March 31, 2015. Gross margin was 45.1 percent for the quarter ended March 31, 2016, compared to 43.1 percent for the quarter ended March 31, 2015. Cost of services and our related gross profit percentages may be positively or negatively impacted by market conditions and our service mix, as well as other factors.

Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $3.1 million, or 20 percent, to $18.9 million for the quarter ended March 31, 2016, including approximately $0.4 million related to labs acquired in 2015, from $15.8 million for the quarter ended March 31, 2015. Compared to the corresponding period in the prior year, selling, general and administrative expenses at corporate increased by approximately $0.8 million due to higher insurance and personnel related costs. Selling, general and administrative expenses at our labs for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015, increased by $1.9 million. Selling, general and administrative expenses for our existing labs increased approximately $1.2 million for non-cash charges related to two leased locations vacated in the quarter ended March 31, 2016, as well as higher personnel related and billing costs.

As a percentage of net revenue, selling, general and administrative expenses were approximately 27.6 percent for the quarter ended March 31, 2016, compared to 26.6 percent for the quarter ended March 31, 2015.

Provision for doubtful accounts

Our provision for doubtful accounts decreased approximately $0.2 million, or 6 percent, to $4.1 million for the quarter ended March 31, 2016, from $4.3 million for the quarter ended March 31, 2015. As a percentage of net revenue, the provision for doubtful accounts decreased to 5.9 percent for the quarter ended March 31, 2016, compared to 7.2 percent for the quarter ended March 31, 2015. The decrease in the provision for doubtful accounts for the quarter ended March 31, 2016 primarily related to changes in our collections processes which have improved our collections results.

The Company’s consolidated provision for doubtful accounts could be positively or negatively impacted by various factors including, among other things, changes in payor mix and the provision for doubtful accounts for laboratories that we acquire.

Intangible asset amortization expense

Amortization expense increased to $4.9 million for the quarter ended March 31, 2016, from $4.7 million for the quarter ended March 31, 2015, as a result of amortization of finite lived intangible assets recorded for labs acquired in 2015. We generally amortize our intangible assets over lives ranging from 3 to 15 years.

Management fees, related parties

Management fees to related parties increased to approximately $0.7 million for the quarter ended March 31, 2016 from $0.6 million for the quarter ended March 31, 2015 as a result of the increase in revenue for the same period. Management fees are based on 1.0 percent of net revenue plus expenses.

Acquisition and business development costs

Transaction costs associated with our completed acquisitions and business development costs related to our prospecting and acquisition activity increased to approximately $0.3 million for the quarter ended March 31, 2016, from $73,000 for the quarter ended March 31, 2015 as a result of the increase in acquisition activity, including the acquisition on March 31, 2016.

Change in fair value of contingent consideration

For the quarter ended March 31, 2016 we recorded non-cash expense of $0.7 million for changes in the fair value of contingent consideration issued in connection with our acquisitions, compared to $0.3 million for the quarter ended March 31, 2015. The change in fair value of contingent consideration results from revisions in our projections to reflect recent results, as well as other variables such as the discount rate, the valuation date and actual payments made.

Interest expense

Interest expense increased by approximately $0.7 million, to $10.5 million for the quarter ended March 31, 2016, compared to $9.8 million for the quarter ended March 31, 2015. The increase in interest expense resulted from approximately $18.5 million higher average debt balances as well as the higher interest rates effective with the second amendment to our credit facility entered into on April 10, 2015.

Provision for income taxes

We are a Delaware limited liability company for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Diagnostics Holdings, LLC in accordance with the terms of the Aurora Diagnostics Holdings, LLC Limited Liability Company Agreement. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The benefit from federal and state income taxes for these subsidiaries, as reflected in our condensed consolidated financial statements, amounted to $1.5 million and $0.6 million for of the quarters ended March 31, 2016 and March 31, 2015, respectively.

Liquidity and Capital Resources

Since inception, we have primarily financed operations through capital contributions from our equityholders, long-term debt financing and cash flow from operations. We require significant cash flow to service our debt obligations. Reductions in reimbursement from Medicare and other payors in recent years have had a significant negative impact on our cash flows. As of March 31, 2016, we had $30.0 million available under our revolving credit facility for general operations. Our management believes our $13.4 million of cash and cash equivalents, together with cash from operations and the amount available under our revolving credit facility, will be sufficient to fund our working capital requirements through March 31, 2017.  In order to access the amounts available under our revolving credit facility, we must meet the financial tests and ratios contained in our senior secured credit facility. Our management currently expects to meet these financial tests and ratios at least through March 31, 2017. We may undertake acquisitions which our management believes would add to earnings and performance with respect to the credit facility covenants. Nonetheless, we may not achieve all of our business goals and objectives and events beyond our control could affect our ability to meet these financial tests and ratios and limit our ability to access the amounts otherwise available under our revolving credit facility.

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

On July 31, 2014 we entered into a $220.0 million credit facility with Cerberus Business Finance, LLC.  The credit facility consists of a $165.0 million initial term loan, $30.0 million revolving credit line and $25.0 million delayed draw term loan.  The delayed draw term loan facility, as amended, was available through October 31, 2015 to pay the consideration for acquisitions, as permitted under the credit facility, including acquisition related fees and expenses. Each of the term loan, revolving credit line and delayed draw term loan under the credit facility has a maturity of five years but is subject to a maturity date of October 14, 2017 if our Senior Notes are not refinanced or their maturity is not extended prior to such date.  Under the outstanding term loans, quarterly principal repayments of $0.5 million became due commencing on September 30, 2015 through December 31, 2016.  Quarterly principal repayments increase to $0.9 million on March 31, 2017 through June 30, 2018 and to $1.3 million on September 30, 2018 and each quarter end thereafter, with the balance due at maturity. Prior to the second amendment on April 10, 2015, at our option, interest under the credit facility was either LIBOR, with a 1.25% floor, plus 7%, or at a base rate, with a 2.25% floor, plus 6%.

The proceeds under the credit facility were reduced by discounts of $5.1 million. We used $145.6 million of the $165.0 million proceeds to retire the then outstanding revolving credit facility due May 2015 and term loan facility due May 2016, including accrued interest and fees. Additionally, we used $3.9 million of the proceeds to pay issuance costs in connection with the credit facility. The remaining $10.4 million balance of the proceeds under the credit facility initial term loan and the funds available under the $30.0 million revolving credit line were intended to be used to execute future acquisitions and for the Company’s general working capital and operational needs.

On April 10, 2015 we entered into a second amendment to the Credit facility. The second amendment to the credit facility added a $40 million delayed draw term loan B facility which is available through April 10, 2016, which was subsequently extended to April 25, 2016 pursuant to a fifth amendment to the credit facility, to pay consideration for acquisitions, as permitted under the credit facility, including acquisition related fees and expenses. The $30.0 million of unused availability under the delayed draw term loan B facility expired on April 25, 2016. The second amendment also increased the interest rate under the credit facility to LIBOR, with a 1.25% floor, plus 7.125%, or to the base rate, with a 2.25% floor, plus 6.125%. The New Senior Secured credit Facility is subject to a 2.25% per annum fee on the undrawn amount thereof, payable quarterly in arrears.

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

As of March 31, 2016, we owed $163.5 million under the term loan, $25.0 million under the delayed draw term loan and $10.0 million under the delayed draw term loan B facility. As of March 31, 2016, no amounts were outstanding and we had $30.0 million available under our revolving credit facility.

The credit facility is secured by essentially all of our assets and unconditionally guaranteed by us and certain of the Company’s existing and subsequently acquired or organized domestic subsidiaries and is subject to certain financial covenants. The credit facility requires us to maintain certain levels of liquidity and comply on a quarterly basis with certain financial covenants, including a leverage ratio calculation, which generally becomes more restrictive over time, and an interest coverage ratio. Also, on an annual basis we must not exceed a specified maximum amount of consolidated capital expenditures. In addition, the credit facility includes negative covenants restricting or limiting our ability to, among other things, incur, assume or permit to exist additional indebtedness or guarantees; incur liens and engage in sale leaseback transactions; make loans and investments; declare dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and other business combinations; prepay, redeem or purchase certain indebtedness; amend or otherwise alter terms of its indebtedness; sell assets; enter into transactions with affiliates and alter the business it conducts without prior approval of the lenders.

Contingent consideration for acquisitions

In connection with the majority of our acquisitions, we have agreed to pay additional consideration annually over future periods of three to six years, based upon the retention of key hospital contracts and the attainment of stipulated levels of operating results by each of the acquired entities, as defined in their respective agreements. We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. These estimates involve significant projections regarding future performance of the acquired practices. If actual future results differ significantly from current estimates, the actual payments for contingent consideration will differ correspondingly.

As of March 31, 2016, the fair value of contingent consideration was $14.3 million, representing the present value of approximately $20.2 million in estimated future payments through 2021. We made contingent note payments of $0.6 million in the three months ended March 31, 2016 and no contingent note payments in the three months ended March 31, 2015.

Cash and Working Capital

As of March 31, 2016, we had cash and cash equivalents of $13.4 million and working capital of $12.4 million. Our primary uses of cash are to fund our operations, service debt, including payments due under our contingent notes, make acquisitions and purchase property and equipment. Cash used to fund our operations excludes the impact of non-cash items, such as the allowance for doubtful accounts, depreciation, impairments of goodwill and other intangible assets, changes in the fair value of the contingent consideration and non-cash stock-based compensation, and is impacted by the timing of our payments of accounts payable and accrued expenses and collections of accounts receivable.

We require significant cash flow to service our existing debt obligations. Reductions in reimbursement from Medicare and other payors in recent years have had a significant negative impact on the Company’s cash flows. We believe our current cash and cash equivalents, together with cash from operations and the $30.0 million available under our credit facility, will be sufficient to fund our working capital requirements through March 31, 2017.

Cash flows for operating activities

Net cash used in operating activities during the three months ended March 31, 2016 was $6.6 million compared to $11.1 million during the three months ended March 31, 2015. Net cash used in operating activities for the three months ended March 31, 2016 reflected a net loss of $7.6 million and certain adjustments for non-cash items, including $5.9 million of depreciation and amortization, $0.8 million of amortization of original issue discount and debt issue costs, $1.4 million of deferred tax benefit, $0.7 million of non-cash charges for the change in fair value of contingent consideration and $1.1 million non-cash charge for the abandonment of leased facilities. Net cash used in operating activities for the three months ended March 31, 2016 also reflected increases and decreases in working capital, including a $2.7 million increase in accounts receivable, a $0.7 million increase in prepaid expenses and other current assets, a $1.9 million increase in accounts payable, accrued expenses and other current liabilities, a $0.8 million increase in accrued compensation and a $5.4 million decrease in accrued interest. As of March 31, 2016 our DSO (Days Sales Outstanding) was 46 days, compared to 46 days of March 31, 2015, and 43 days as of December 31, 2015.  As a result of higher patient responsibility early in the calendar year, our DSO tend to be highest at the end of the first quarter of the year.

Cash flows for investing activities

Net cash used in investing activities during the three months ended March 31, 2016 was $8.5 million compared to $0.4 million during the three months ended March 31, 2015. Net cash used in investing activities during the three months ended March 31, 2016 primarily consisted of $7.0 million paid in connection with a business acquisition, $0.6 million for contingent note payments and $0.9 million for purchases of property and equipment.

Cash flows for financing activities

Net cash provided by financing activities for the three months ended March 31, 2016 was $9.5 million compared to $0.3 million of cash used for the three months ended March 31, 2015. For the three months ended March 31, 2016, we borrowed $10.0 million under the delayed draw term loan and repaid $0.5 million under the term loan.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization (EBITDA), further adjusted to exclude unusual items and other cash or non-cash adjustments. We believe that disclosing Adjusted EBITDA provides additional information to investors, enhancing their understanding of our financial performance and providing them an important financial metric used to evaluate performance in the health care industry. Our credit facility contains financial covenants measured against Adjusted EBITDA. Our definition and calculation of Adjusted EBITDA for use in this report is consistent with the definition and calculation contained in our credit facility and the indenture governing our Senior Notes. However, in addition to the EBITDA adjustments included in the table below, the calculation of Adjusted EBITDA for our credit facility includes certain other adjustments, including pro forma results for acquisitions.

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

Adjusted EBITDA is not a recognized measurement under GAAP and should not be considered as a substitute for measures of our financial performance as determined in accordance with GAAP, such as net income and operating income. Because other companies may calculate Adjusted EBITDA differently than we do, Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. Adjusted EBITDA has other limitations as an analytical tool when compared to the use of net income, which we believe is the most directly comparable GAAP financial measure, including:

●	Adjusted EBITDA does not reflect the provision of income tax expense in our various jurisdictions;
●	Adjusted EBITDA does not reflect the interest expense we incur;
●	Adjusted EBITDA does not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;
●	Adjusted EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and
●	Adjusted EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2016 (D)	2015 (D)
Net loss	$(7,590)	$(9,376)
Interest expense	10,503	9,787
Income taxes	(1,487)	(617)
Depreciation and amortization	5,864	5,796
EBITDA	7,290	5,590
Management fees (A)	688	594
Change in fair value of contingent consideration (B)	670	326
Other charges (C)	469	131
Adjusted EBITDA, as defined	$9,117	$6,641

(A)	In accordance with our credit facility, prior credit facility and the indenture governing our Senior Notes, management fees payable to affiliates are excluded from Adjusted EBITDA.
(B)

These charges are for the change during the period in the fair value of contingent consideration issued in connection with our acquisitions.  The changes in fair value of contingent consideration related to changes in numerous variables such as the discount rate, remaining pay out period and the projected performance for each acquisition.

(C)

Other charges include add-backs for gains and losses on the disposal of property and equipment, equity based compensation and acquisition and business development costs as reported in our consolidated statements of operations.

(D)

Adjusted EBITDA for the three months ended March 31, 2016 and 2015 does not reflect adjustments to add back $2.3 million and $3.3 million, respectively, of other amounts as prescribed by our credit facility and the indenture governing our Senior Notes, including pro forma adjustments related to our acquisitions and, for the three months ended March 31, 2016, $1.0 million for a non-cash charge for the lease abandonment at one of our laboratories.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

During the three months ended March 31, 2016, there were no material changes in our commitments or contractual liabilities outside of the ordinary course of business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risks results primarily from fluctuations in interest rates. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition, or results of operations. The risks described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2015 and in this Quarterly Report are not the only risks that we face. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or results of operations. There have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 6.	Exhibits.

10.1

Fifth Amendment to Financing Agreement, dated as of April 8, 2016, by and among Aurora Diagnostics, LLC, as borrower, Aurora Diagnostics Holdings, LLC, and certain subsidiaries of Aurora Diagnostics, LLC, as guarantors, various lenders from time to time party thereto, as lenders, and Cerberus Business Finance, LLC, as administrative agent and collateral agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed on April 13, 2016 and incorporated herein by reference).

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

AURORA DIAGNOSTICS HOLDINGS, LLC

Date:	May 11, 2016	By:	/s/ Michael C. Grattendick
Michael C. Grattendick
Vice President, Controller, and Treasurer
(Principal Financial Officer and Duly Authorized Officer)