Form 10-Q
period 2016-06-30
AURORA DIAGNOSTICS HOLDINGS LLC
filed 2016-08-11
CIK 1367832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act).

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2016	2015
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$20,405	$19,085
Accounts receivable, net	36,289	32,851
Prepaid expenses and other assets	4,363	4,321
Prepaid income taxes	516	175
Total current assets	61,573	56,432
Property and equipment, net	8,458	8,646
Other Assets:
Deferred debt issue costs, net	390	453
Deposits and other noncurrent assets	1,347	596
Goodwill	127,470	125,188
Intangible assets, net	61,565	65,694
	190,772	191,931
	$260,803	$257,009
Liabilities and Members' Deficit
Current Liabilities
Current portion of long-term debt	$2,883	$2,147
Current portion of fair value of contingent consideration	4,148	4,820
Accounts payable, accrued expenses and other current liabilities	18,098	16,839
Accrued compensation	9,205	7,030
Accrued interest	14,145	14,228
Total current liabilities	48,479	45,064
Long-term debt, net of current portion	387,391	377,617
Deferred tax liabilities	5,456	6,473
Accrued management fees, related parties	10,048	8,633
Fair value of contingent consideration, net of current portion	9,222	8,320
Other liabilities	2,854	1,685

Members' Deficit	(202,647)	(190,783)
	$260,803	$257,009

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Operations

Three and Six Months Ended June 30, 2016 and 2015

Unaudited

(in thousands)

	For the Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenue	$72,789	$64,582	$141,541	$124,039
Operating costs and expenses:
Cost of services	37,886	35,390	75,622	69,239
Selling, general and administrative expenses	17,927	16,945	36,875	32,748
Provision for doubtful accounts	4,069	4,198	8,129	8,503
Intangible asset amortization expense	5,038	4,648	9,969	9,361
Management fees, related parties	727	623	1,415	1,217
Impairment of goodwill	—	39,641	—	39,641
Acquisition and business development costs	283	324	576	397
Change in fair value of contingent consideration	310	180	980	506
Total operating costs and expenses	66,240	101,949	133,566	161,612
Income (loss) from operations	6,549	(37,367)	7,975	(37,573)
Other income (expense):
Interest expense	(10,447)	(10,157)	(20,950)	(19,944)
Other income	5	6	5	6
Total other expense, net	(10,442)	(10,151)	(20,945)	(19,938)
Loss before income taxes	(3,893)	(47,518)	(12,970)	(57,511)
Provision (benefit) for income taxes	464	(205)	(1,023)	(822)
Net loss	$(4,357)	$(47,313)	$(11,947)	$(56,689)

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2016 and 2015

Unaudited

(in thousands)

	2016	2015
Cash Flows From Operating Activities
Net loss	$(11,947)	$(56,689)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,905	11,487
Amortization of deferred debt issue costs	1,056	1,012
Amortization of original issue discount on debt	560	537
Deferred income taxes	(1,017)	(1,046)
Equity compensation costs	83	138
Change in fair value of contingent consideration	980	506
Impairment of goodwill	—	39,641
Loss on abandonment of lease	1,171	—
Gain on sale of equipment	(5)	—
Changes in assets and liabilities, net of effects of acquisitions:
(Increase) decrease in:
Accounts receivable	(2,615)	76
Prepaid expenses and other assets	(305)	(48)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	1,404	987
Accrued compensation	1,866	1,951
Accrued interest	(83)	214
Net cash provided by (used in) operating activities	3,053	(1,234)
Cash Flows From Investing Activities
Purchases of property and equipment	(1,517)	(1,234)
Increase in deposits and other noncurrent assets	(82)	(40)
Payment of contingent notes	(1,850)	(1,346)
Businesses acquired, net of cash acquired	(7,241)	—
Net cash used in investing activities	(10,690)	(2,620)
Cash Flows From Financing Activities
Payments of capital lease obligations	(43)	(40)
Repayments under term loan facility	(1,000)	(500)
Borrowings under term loan facility	10,000	—
Payment of debt issuance costs	—	(900)
Net cash provided by (used in) financing activities	8,957	(1,440)
Net increase (decrease) in cash and cash equivalents	1,320	(5,294)
Cash and cash equivalents, beginning of period	19,085	26,422
Cash and cash equivalents, end of period	$20,405	$21,128

(Continued)

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Cash Flows - (Continued)

Six Months Ended June 30, 2016 and 2015

Unaudited

(in thousands)

	2016	2015
Supplemental Disclosures of Cash Flow Information
Cash interest payments	$19,422	$13,777
Cash tax payments	$360	$658

Supplemental Schedule of Noncash Investing and Financing Activities
Fair value of contingent consideration issued in acquisitions	$1,100	$—
Capital assets recorded under non-cash transactions	$355	$15

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1.	Nature of Business and Significant Accounting Policies

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

The accompanying condensed consolidated balance sheet as of December 31, 2015, which was derived from the audited consolidated financial statements as of December 31, 2015 of Aurora Diagnostics Holdings, LLC, and the accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2016 and 2015 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2016.

Working Capital

The Company requires significant cash flow to service its debt obligations. Reductions in reimbursement from Medicare and other payors in recent years have had a significant negative impact on the Company’s cash flows. As of June 30, 2016, the Company had $30.0 million available under its revolving credit facility for general operations. The Company may undertake acquisitions which it believes would add to earnings and performance with respect to the credit facility covenants. Nonetheless, the Company may not achieve all of its business goals and objectives and events beyond its control could affect its ability to meet these financial tests and ratios and limit its ability to access the amounts otherwise available under its Company’s revolving credit facility.

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

In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in ASU 2016-08 affect ASU 2014-09 and are related to the principal versus agent considerations implementation guidance in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing.” The amendments in ASU 2016-10 clarify the following two aspects in ASU 2014-09: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. In May 2016, the FASB issued ASU No. 2016-11, “Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.” The amendments in ASU 2016-11 rescinded certain SEC Staff Observer comments that are codified, effective upon the adoption of ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients.” The amendments in ASU 2016-12 address certain issues identified in ASU 2014-09 in the guidance on assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. These ASU’s are effective concurrently with the adoption of ASU 2014-09. The Company is evaluating the impact of the adoption of these updates on our consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”  The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standards update.  The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. In connection with the Company’s adoption of ASU 2015-03, the deferred debt issue costs related to the issuance of the Company’s Senior Notes, as further described in Note 6, and term loans were reclassified to long-term debt.  The net unamortized deferred debt issue costs reflected in long-term debt were approximately $4.6 million and $5.6 million as of June 30, 2016 and December 31, 2015, respectively. Deferred debt issue costs related to the Company’s revolving credit facility continue to be reflected as non-current assets in the Company’s condensed consolidated financial statements.

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

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables and held-to-maturity debt securities, which will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands disclosure requirements. ASU 2016-13 is effective for the Company beginning the first quarter of 2020 with early adoption permitted. The guidance will be applied using the modified-retrospective approach. The Company is currently evaluating the impact of adoption of ASU 2016-13 on its consolidated financial statements and related disclosures.

Note 2.	Acquisitions

The Company has made strategic acquisitions of local laboratories to achieve greater economies of scale and expand or augment its geographic presence.

2015 Acquisitions

On July 15, 2015, the Company acquired the assets of two pathology practices and a billing service, all located in Texas. On October 29, 2015, the Company acquired 100% of the equity of a pathology practice in Ohio. The Company paid a combined total of $15.4 million of cash in the aggregate at closing for the two acquisitions and issued contingent notes payable over from three to six years. Payments under the contingent notes will be paid annually, up to a maximum of $11.9 million, subject to the retention of certain key facility contracts, future financial results and the cash received under specified client contracts. The Company used the available cash under its $25.0 million delayed draw term loan to pay the $15.4 million cash portion of the purchase price for the acquisitions.

2016 Acquisitions

On March 31, 2016, the Company acquired 100% of the equity of a hospital-based pathology practice located in Oregon. On April 8, 2016, the Company acquired 100% of the equity of a second hospital-based pathology practice in Florida. In connection with these 2016 acquisitions, the Company paid total net cash of $7.2 million and issued contingent notes payable over three years. Payments under the contingent notes will be paid annually, up to a maximum of $1.5 million, subject to the future financial performance of the acquired practice and the retention of a key facility contract. The Company used the available cash under its $40.0 million delayed draw term loan B to pay the $7.2 million cash portion of the purchase price for the acquisition.

As of June 30, 2016, the Company is still analyzing the 2016 acquisitions and the allocation of the purchase price to the net assets acquired is preliminary and is expected to be finalized by December 31, 2016.

The following table summarizes the preliminary estimated aggregate fair value of the assets acquired and liabilities assumed in connection with the 2016 acquisitions (in thousands):

Cash	$610
Accounts receivable	848
Other assets	78
Intangible assets	5,840
Goodwill	2,137
Assets acquired	9,513

Accounts payable and accrued expenses	280
Accrued compensation	282
Fair value of contingent consideration	1,100
Liabilities assumed	1,662

Net assets acquired	$7,851

Net assets acquired	$7,851
Less:
Cash acquired	(610)
Net cash paid for acquisitions, net of cash acquired	$7,241

Intangible assets acquired as the result of a business combination are recognized at fair value as an asset apart from goodwill if the asset arises from contractual or other legal rights or if it is separable. The Company’s intangible assets, which principally consist of the fair value of customer relationships, health care facility agreements and key physician agreements acquired in connection with the acquisition of diagnostic companies, are capitalized and amortized on the straight-line method over their useful life, which generally ranges from 3 to 15 years.  The Company’s preliminary estimate is that approximately $2.1 million of goodwill recognized in the 2016 acquisitions will be deductible over 15 years for federal income tax purposes.

Pro-forma information (unaudited)

The accompanying condensed consolidated financial statements include the results of operations of the 2015 and 2016 acquisitions from the date acquired through June 30, 2016. The 2015 and 2016 acquisitions contributed $7.2 million and $12.3 million of revenue for the three months and six months ended June 30, 2016, respectively, and $1.3 million and $2.1 million of net income for the three months and six months ended June 30, 2016, respectively. The 2015 and 2016 acquisitions contributed no revenue and no net income for the three months or six months ended June 30, 2015.

The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the 2015 and 2016 acquisitions for the three and six months ended June 30, 2016 and 2015, after giving effect to amortization, depreciation, income tax, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the acquisitions had been consummated on January 1, 2015. Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2015 and 2016 acquisitions and does not include operational or other changes which might have been effected by the Company. The unaudited pro forma information for the three and six months ended June 30, 2016 and 2015 presented below is for illustrative purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenue	$72,803	$71,558	$143,508	$137,860

Net loss	$(4,354)	$(46,158)	$(11,548)	$(54,542)

Note 3.	Accounts Receivable

Accounts receivable consist of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
Accounts Receivable	$53,774	$49,142
Less: Allowance for doubtful accounts	(17,485)	(16,291)
Accounts receivable, net	$36,289	$32,851

Note 4.	Goodwill and Intangible Assets

The following table presents adjustments to goodwill during the six months ended June 30, 2016 and the year ended December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
Goodwill, beginning of period	$125,188	$177,774
Acquisitions	2,282	4,139
Goodwill impairment	—	(56,725)
Goodwill, end of period	$127,470	$125,188

The Company’s balances for intangible assets as of June 30, 2016 and December 31, 2015 and the related accumulated amortization are set forth in the table below (in thousands):

		Weighted Average	June 30, 2016
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	8	$130,748	$(107,549)	$23,199
Health care facility agreements	15	15	48,950	(12,004)	36,946
Noncompete agreements	3 – 5	4	6,199	(4,779)	1,420
Total intangible assets			$185,897	$(124,332)	$61,565

		Weighted Average	December 31, 2015
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	8	$130,748	$(99,516)	$31,232
Health care facility agreements	15	15	43,580	(10,303)	33,277
Noncompete agreements	3 – 5	4	5,729	(4,544)	1,185
Total intangible assets			$180,057	$(114,363)	$65,694

The Company recorded amortization expense related to its intangible assets of $5.0 million and $4.6 million for the three months ended June 30, 2016 and 2015, respectively, and $10.0 million and $9.4 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, estimated future amortization expense is as follows (in thousands):

Year Ending December 31,
Remainder of 2016	$9,730
2017	14,080
2018	6,675
2019	4,846
2020	4,725
Thereafter	21,509
$61,565

Note 5.	Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities as of June 30, 2016 and December 31, 2015 consist of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accounts payable	$8,011	$5,907
Reserve for future medical claims	1,934	2,200
Other accrued expenses	8,153	8,732
	$18,098	$16,839

Note 6.	Long-Term Debt

On December 20, 2010, the Company issued $200.0 million in unsecured senior notes that mature on January 15, 2018, which are referred to as the Senior Notes. The Senior Notes bear interest at an annual rate of 10.75%, which is payable each January 15 and July 15. In accordance with the Senior Notes indenture, the Company is subject to certain limitations on issuing additional debt and is required to submit quarterly and annual financial reports. The Senior Notes are currently redeemable at the Company’s option at 102.688% of par, plus accrued interest. The redemption price decreases to 100% of par on January 15, 2017. The Senior Notes rank equally in right of repayment with all of the Company’s other senior indebtedness, but are subordinated to the Company’s secured indebtedness to the extent of the value of the assets securing that indebtedness.

On July 31, 2014, the Company entered into a new $220.0 million senior secured credit facility with Cerberus Business Finance, LLC. The credit facility consists of a $165.0 million initial term loan, $30.0 million revolving credit line and $25.0 million delayed draw term loan. Prior to the amendments discussed below, the delayed draw term loan facility was available through July 31, 2015 to pay the consideration for acquisitions, as permitted under the credit facility, including acquisition related fees and expenses. The Company used $145.6 million of the $165.0 million proceeds to retire a previous revolving credit facility due May 2015 and term loan facility due May 2016, including accrued interest and fees.

Each of the term loan, revolving credit line and delayed draw term loan under the credit facility has a maturity of five years but is subject to a maturity date of October 14, 2017 if the Senior Notes are not refinanced or their maturity is not extended prior to such date. Under the outstanding term loans, quarterly principal repayments of $0.5 million became due commencing September 30, 2015 and continuing through December 31, 2016. Quarterly principal repayments increase to $0.9 million on March 31, 2017 through June 30, 2018 and to $1.3 million on September 30, 2018 and each quarter end thereafter, with the balance due at maturity. As of June 30, 2016, the balance outstanding under the initial term loan was $163.0 million and the balance outstanding under the delayed draw term loans was $35.0 million. As of June 30, 2016, no amounts were outstanding and the Company had $30.0 million available under its revolving credit facility.

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

Long-term debt consists of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
Senior Notes	$200,000	$200,000
Initial term loan	163,000	164,000
Delayed draw term loan (original)	25,000	25,000
Delayed draw term loan B	10,000	—
Notes payable	133	133
Capital lease obligations	86	129
	398,219	389,262
Less:
Original issue discount, net	(3,317)	(3,877)
Debt issuance costs, net	(4,628)	(5,621)
Current portion	(2,883)	(2,147)
Long-term debt, net of current portion	$387,391	$377,617

As of June 30, 2016, estimated future debt principal payments are as follows (in thousands):

Year Ending December 31,
Remainder of 2016	$1,106
2017	3,608
2018	204,255
2019 *	189,250
$398,219

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

During the three and six months ended June 30, 2016, the Company made payments under contingent notes of $1.3 million and $1.9, respectively. During the three and six months ended June 30, 2015, the Company made payments under contingent notes of $1.3 million. The total fair value of the contingent consideration reflected in the accompanying condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 is $13.4 million and $13.1 million, respectively.

Note 8.	Related Party Transactions

Acquisition Target Consulting Agreement

The Company has a professional services agreement with an entity owned by two of the Company’s members. Under this agreement, the entity provides certain acquisition target identification consulting services to the Company. In exchange for these services the Company pays to the entity a monthly retainer of $12,000, plus reimbursable expenses. The entity also earns a success fee of $65,000 for each identified acquisition consummated by the Company. The entity also will be paid a fee of 8% of revenue for certain new business development efforts as outlined in the professional services agreement.

During the three and six months ended June 30, 2016, the Company paid the entity $0.1 million and $0.2 million during the three and six months ended June 30, 2016, respectively, and $39,000 and $77,000 during the three and six months ended June 30, 2015, respectively.

As of June 30, 2016, the Company owed to the entity $13,000, and no balance was owed to the entity as of December 31, 2015, under this arrangement.

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

In connection with an amendment to the Company’s previous credit facility in April 2013, the Company agreed to not make any payments of management or similar fees until payment in full of all loans under the credit facility, provided that such management fees shall continue to accrue. Management fees to the Company’s members up to 1% of net revenue are permitted under the current credit facility and the Company continues to accrue management fees. However, the Company expects to pay no management fees through June 30, 2017. As of June 30, 2016 and December 31, 2015, $10.0 million and $8.6 million, respectively, of these management fees are reflected in long-term liabilities in the accompanying condensed consolidated balance sheets. The condensed consolidated statements of operations include management fees of $0.7 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively, and $1.4 million and $1.2 million for the six months ended June 30, 2016 and 2015, respectively. The Company paid no management fees related to these management services agreements during the three and six month periods ended June 30, 2016 and 2015.

Facilities Lease Agreements

The Company leases certain of its facilities from entities owned by physician employees or affiliated physicians who are also former owners of the acquired practices. The Company currently leases six of its facilities from affiliated physicians or entities. One of these six leases is on a month to month basis and the others terminate in April 2017, January 2018, December 2019, October 2020 and June 2022. In aggregate, the six leases provide for monthly aggregate base payments of approximately $90,000. Rent paid to the related entities was $0.3 million for each of the three month periods ended June 30, 2016 and 2015, and $0.5 million for each of the six month periods ended June 30, 2016 and 2015.

Executive Management Agreement

On March 12, 2013, Daniel D. Crowley was appointed as the Chief Executive Officer and President of the Company. In connection with the appointment of Mr. Crowley, the Company entered into an agreement with Dynamic Healthcare Solutions (“DHS”), of which Mr. Crowley is the founder and a principal. Pursuant to the agreement, the Company pays DHS a monthly fee of $100,000, plus reasonable out of pocket expenses and hourly fees for DHS staff (other than Mr. Crowley) that provide services under the agreement. The agreement may be terminated by the Company with thirty days notice, subject to the payment of termination fees in certain circumstances as prescribed in the agreement. In addition, the agreement requires the Company to pay DHS a success fee in the event that a change of control of the Company occurs at any time during the term of the agreement or the one-year period following the termination of the agreement. The amount of the success fee would be based on the valuation of the Company at the time of the change of control. Other than the agreement with DHS, Mr. Crowley does not receive any direct or indirect compensation or benefits from the Company. The Company paid $0.5 million and $0.8 million to DHS during the three months ended June 30, 2016 and 2015, respectively, and $1.0 million and $1.6 million during the six months ended June 30, 2016 and 2015, respectively. A retainer of $0.2 million is included in deposits and other non-current assets as of June 30, 2016 and December 31, 2015.

Healthcare Administration Services

Effective December 1, 2013 the Company entered into an agreement with HealthSmart Benefit Solutions, Inc. (“HBS”), of which Mr. Crowley served as the Executive Chairman and President through July 2014. Pursuant to the agreement, the Company paid fees to HBS of approximately $20,000 per month to process claims under its self-insured health benefits plan and to perform other health plan related services. Premiums for the Company’s stop loss coverage were collected by HBS and remitted to the coverage provider. Effective June 1, 2015, the Company transitioned the administration of its health plan benefits to another provider, however HBS continued to process claims through May 31, 2016, for dates of service prior to June 1, 2015. The Company paid, inclusive of the stop loss premiums, to HBS $8,000 and $0.7 million, during the three months ended June 30, 2016 and 2015, respectively, and $27,000 and $1.2 million during the six months ended June 30, 2016 and 2015, respectively. No balance was owed by the Company to HBS as of June 30, 2016 and December 31, 2015.

Acquisition Consulting Services

The Company has engaged Crowley Corporate Legal Strategy (“CCLS”), on an as needed basis, to provide legal services. Matt Crowley is a principal of CCLS and son of Daniel D. Crowley, the Company’s Chief Executive Officer. The Company paid to CCLS $19,000 and $32,000, during the three months ended June 30, 2016 and 2015, respectively, and $42,000 and $46,000 for the six months ended June 30, 2016 and 2015, respectively.

Executive Consulting Agreement

The Company had a consulting agreement through February 2016 with Mr. James New, a current Board member and owner of the Company’s limited liability company units and former CEO of the Company. Pursuant to the consulting agreement, Mr. New provided consulting services as requested by the Company for a fee of $12,500 per month.  The Company paid to Mr. New $1,000 and $40,000 during the three months ended June 30, 2016 and 2015, respectively, and $27,000 and $80,000 during the six months ended June 30, 2016 and 2015, respectively. No amounts were owed by the Company to Mr. New as of June 30, 2016 or December 31, 2015.

Broker of Record

OmegaComp acted as broker of record to the Company with respect to health coverage in 2015. Daniel D. Crowley is Executive Chairman and majority owner of OmegaComp. OmegaComp received commissions from carriers $65,000 and $70,000, during the during the three months ended June 30, 2016 and 2015, respectively, and $149,000 and $110,000, during the during the six months ended June 30, 2016 and 2015, respectively, which amounts were included in premiums paid by us for insurances, benefits and services OmegaComp arranged on our behalf.

Chief Medical Officer

On October 29, 2015, prior to his appointment as the Company’s Chief Medical Officer, the Company issued a non-negotiable unsecured subordinated contingent note to Dr. F. Michael Walsh in connection with the acquisition of the pathology practice he owned. Pursuant to the contingent note, the Company agreed to pay to Dr. Walsh up to a maximum amount of $2.7 million if the acquired pathology practice met certain financial measures within certain periods of time. On June 13, 2016, the contingent note was amended to reduce the maximum amount payable thereunder to $2.4 million, and on June 15, 2016, the Company made a first payment of $650,000 under the note.

Note 9.	Equity-Based Compensation

On July 6, 2011, the Company adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan for the grant of options to purchase units of Aurora Diagnostics Holdings, LLC to employees, officers, managers, consultants and advisors of the Company and its affiliates. As of June 30, 2016, the Company has authorized the grant of up to 1,931,129 options and reserved the equivalent number of units for issuance upon the future exercise of awards pursuant to the plan. As of June 30, 2016, 1,535,000 options were outstanding and an additional 396,129 options were available for grant. Out of the total 1,535,000 options outstanding as of June 30, 2016, 818,725 were vested and 716,275 were unvested.

No options were granted or exercised and 10,000 options were forfeited during the six months ended June 30, 2016. Selling, general and administrative expenses included equity compensation expense of $33,000 and $80,000 for the three months ended June 30, 2016 and 2015, respectively, and $83,000 and $0.1 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the total remaining unamortized equity compensation cost was approximately $0.1 million.

Note 10.	Commitments and Contingencies

During the ordinary course of business, the Company has become and may in the future become subject to pending and threatened legal actions and proceedings. The Company may have liability with respect to its employees and its pathologists. Medical malpractice claims are generally covered by insurance. While the Company believes the outcome of any such pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity, if the Company is ultimately found liable under any medical malpractice claims, there can be no assurance the Company’s medical malpractice insurance coverage will be adequate to cover any such liability. The Company had accrued approximately $1.9 million and $2.2 million as of June 30, 2016 and December 31, 2015, respectively, for future medical malpractice claims.

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

During 2011, the Company received claims of overpayments from the U.S. Veterans Administration, or VA, for a total of $1.6 million. In August 2015, the Company and the VA entered into a final settlement, under which the Company will pay $1.2 million to the VA in twelve monthly installments of $100,000. As of June 30, 2016 and December 31, 2015, the Company had recorded an accrued liability for the settlement of $0.2 million and $0.8 million, respectively.

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

Future payments under contingent notes will be made if the practices achieve stipulated levels of results and contract retention as outlined in their respective agreements. Any future payments of contingent consideration will be reflected in the change in the fair value of the contingent consideration. As of June 30, 2016, the fair value of contingent consideration related to acquisitions was $13.4 million, representing the present value of approximately $17.9 million in estimated future payments through 2021.

Purchase Obligations

The Company has entered into non-cancelable commitments to purchase reagents and other laboratory supplies. Under these agreements, the Company must purchase minimum amounts of reagents and other laboratory supplies through 2021.

At June 30, 2016, the remaining minimum purchase commitments are as follows:

Year Ending December 31,
Remainder of 2016	$1,065
2017	1,914
2018	822
2019	787
2020	787
Thereafter	97
$5,472

In connection with certain of these commitments, the Company received lab testing equipment, to which the Company has either received title, or will receive title upon fulfillment of its purchase obligations under the respective commitment. The Company recorded the obligation under purchase commitment for the fair market value of the equipment, reduced by the cash paid. The remaining obligations under purchase commitments included in other liabilities in the accompanying condensed consolidated balance sheets were $1.7 million and $1.6 million as of June 30, 2016 and December 31, 2015, respectively.

Note 11.	Fair Value of Financial Instruments

Recurring Fair Value Measurements

As of June 30, 2016 and December 31, 2015, the fair value of contingent consideration related to acquisitions was $13.4 million and $13.1 million, respectively. The fair value of contingent consideration is derived using valuation techniques that incorporate unobservable inputs and are considered Level 3 items. The Company utilizes a present value of estimated future payments approach to estimate the fair value of the contingent consideration. Estimates for fair value of contingent consideration primarily involve two inputs, which are (i) the projections of the financial performance of the acquired practices that are used to calculate the amount of the payments and (ii) the discount rates used to calculate the present value of future payments. Changes in either of these inputs will impact the estimated fair value of contingent consideration. At June 30, 2016 the discount rates ranged from 14% to 19%.

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of June 30, 2016 (in thousands):

			Significant Other	Significant
		Quoted Prices	Observable	Unobservable
		in Active Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Current portion of fair value of contingent consideration	$4,148	$—	$—	$4,148
Fair value of contingent consideration, net of current portion	$9,222	$—	$—	$9,222

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of December 31, 2015 (in thousands):

			Significant Other	Significant
		Quoted Prices	Observable	Unobservable
		in Active Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Current portion of fair value of contingent consideration	$4,820	$—	$—	$4,820
Fair value of contingent consideration, net of current portion	$8,320	$—	$—	$8,320

The following is a roll-forward of the Company’s Level 3 fair value instruments for the six months ended June 30, 2016 (in thousands):

	Beginning	Total (Gains) /			Ending
	Balance	Losses Realized			Balance
	January 1, 2016	and Unrealized	Issuances	Settlements	June 30, 2016

Contingent consideration	$13,140	$980	$1,100	$(1,850)	$13,370

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

As of June 30, 2016 and December 31, 2015, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value based on the short maturity of these instruments. As of June 30, 2016 and December 31, 2015, the fair value of the Company’s debt was $356.6 million and $332.1 million, respectively. The Company uses quoted market prices and yields for the same or similar types of borrowings in active markets when available to determine the fair value of the Company’s debt. These fair values are considered Level 2 items.

Note 12.	Income Taxes

The Company is a Delaware limited liability company. For federal income tax purposes, the Company is treated as a partnership. Accordingly, the Company is generally not subject to income taxes and the income attributable to the limited liability company is distributed to the members in accordance with the terms of the operating agreement. However, certain of the Company’s subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The provision for income taxes for these subsidiaries is reflected in the Company’s condensed consolidated financial statements and includes federal and state taxes currently payable and changes in deferred tax assets and liabilities, excluding the establishment of deferred tax assets and liabilities related to acquisitions. The provision for federal and state taxes was $0.5 million for the three months ended June 30, 2016 and the benefit for federal and state taxes was $0.2 million for the three months ended June 30, 2015.  The benefit for federal and state taxes was $1.0 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively.

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

The following tables present consolidating financial information as of June 30, 2016 and December 31, 2015 and for the three months and six months ended June 30, 2016 and 2015 for (i) Aurora Diagnostics Holdings, LLC, (ii) on a combined basis, the subsidiaries of the Company that are guarantors of the Company’s Senior Notes (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of the Company that are not guarantors of the Company’s Senior Notes (the “Non-Guarantor Subsidiaries”). For presentation in the following tables, Subsidiary Guarantors includes revenue and expenses and assets and liabilities for those subsidiaries directly or indirectly 100% owned by the Company, including those entities that have contractual arrangements with affiliated physician groups. Essentially, all property and equipment reflected in the accompanying condensed consolidated balance sheets collateralize the Company’s credit facility. As such, as of June 30, 2016 and December 31, 2015, $2.1 million and $2.2 million, respectively, of property and equipment held by Non-Guarantor Subsidiaries are reflected under Subsidiary Guarantors in the following tables.

Condensed Consolidating Balance Sheets (in thousands):

	Aurora		Non-
	Diagnostics	Subsidiary	Guarantor	Consolidating	Consolidated
June 30, 2016	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$19,925	$97	$383	$—	$20,405
Accounts receivable, net	—	19,148	17,141	—	36,289
Prepaid expenses and other assets	1,724	1,439	1,200	—	4,363
Prepaid income taxes	—	369	147	—	516
Total current assets	21,649	21,053	18,871	—	61,573
Property and equipment, net	2,218	6,240	—	—	8,458
Other Assets:
Intercompany receivable	372,531	—	—	(372,531)	—
Deferred debt issue costs, net	390	—	—	—	390
Deposits and other noncurrent assets	1,087	167	93	—	1,347
Goodwill	—	77,417	50,053	—	127,470
Intangible assets, net	—	28,700	32,865	—	61,565
	374,008	106,284	83,011	(372,531)	190,772
	$397,875	$133,577	$101,882	$(372,531)	$260,803
Liabilities and Members' Deficit
Current Liabilities
Current portion of long-term debt	$2,772	$111	$—	$—	$2,883
Current portion of fair value of contingent consideration	—	984	3,164	—	4,148
Accounts payable, accrued expenses and other current liabilities	12,163	2,356	3,579	—	18,098
Accrued compensation	1,685	3,880	3,640	—	9,205
Accrued interest	14,145	—	—	—	14,145
Total current liabilities	30,765	7,331	10,383	—	48,479
Intercompany payable	—	170,070	202,461	(372,531)	—
Long-term debt, net of current portion	387,342	49	—	—	387,391
Deferred tax liabilities	—	2,289	3,167	—	5,456
Accrued management fees, related parties	10,048	—	—	—	10,048
Fair value of contingent consideration, net of current portion	—	836	8,386	—	9,222
Other liabilities	1,677	—	1,177	—	2,854
Members' Deficit	(31,957)	(46,998)	(123,692)	—	(202,647)
	$397,875	$133,577	$101,882	$(372,531)	$260,803

	Aurora		Non-
	Diagnostics	Subsidiary	Guarantor	Consolidating	Consolidated
December 31, 2015	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$17,833	$1,198	$54	$—	$19,085
Accounts receivable, net	759	16,317	15,775	—	32,851
Prepaid expenses and other assets	1,890	1,292	1,139	—	4,321
Prepaid income taxes	—	60	115	—	175
Total current assets	20,482	18,867	17,083	—	56,432
Property and equipment, net	2,453	6,193	—	—	8,646
Other Assets:
Intercompany receivable	373,041	—	—	(373,041)	—
Deferred debt issue costs, net	453	—	—	—	453
Deposits and other noncurrent assets	345	143	108	—	596
Goodwill	—	77,110	48,078	—	125,188
Intangible assets, net	118	34,450	31,126	—	65,694
	373,957	111,703	79,312	(373,041)	191,931
	$396,892	$136,763	$96,395	$(373,041)	$257,009
Liabilities and Members' Deficit
Current Liabilities
Current portion of long-term debt	$2,021	$126	$—	$—	$2,147
Current portion of fair value of contingent consideration	—	1,013	3,807	—	4,820
Accounts payable, accrued expenses and other current liabilities	9,979	2,543	4,317	—	16,839
Accrued compensation	2,784	2,378	1,868	—	7,030
Accrued interest	14,228	—	—	—	14,228
Total current liabilities	29,012	6,060	9,992	—	45,064
Intercompany payable	—	170,121	202,920	(373,041)	—
Long-term debt, net of current portion	377,562	55	—	—	377,617
Deferred tax liabilities	—	2,443	4,030	—	6,473
Accrued management fees, related parties	8,633	—	—	—	8,633
Fair value of contingent consideration, net of current portion	—	1,367	6,953	—	8,320
Other liabilities	1,603	—	82	—	1,685
Members' Deficit	(19,918)	(43,283)	(127,582)	—	(190,783)
	$396,892	$136,763	$96,395	$(373,041)	$257,009

Condensed Consolidating Statements of Operations (in thousands):

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
June 30, 2016	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$40,788	$32,001	$72,789
Operating costs and expenses:
Cost of services	—	16,270	21,616	37,886
Selling, general and administrative expenses	6,017	7,084	4,826	17,927
Provision for doubtful accounts	—	2,189	1,880	4,069
Intangible asset amortization expense	—	3,248	1,790	5,038
Management fees, related parties	5,708	(3,379)	(1,602)	727
Acquisition and business development costs	283	—	—	283
Change in fair value of contingent consideration	—	(30)	340	310
Total operating costs and expenses	12,008	25,382	28,850	66,240
Income (loss) from operations	(12,008)	15,406	3,151	6,549
Other (expense) income:
Interest expense	(6,844)	(690)	(2,913)	(10,447)
Other income	—	—	5	5
Total other expense, net	(6,844)	(690)	(2,908)	(10,442)
Income (loss) before income taxes	(18,852)	14,716	243	(3,893)
Provision for income taxes	—	221	243	464
Net (loss) income	$(18,852)	$14,495	$—	$(4,357)

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
June 30, 2015	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$37,345	$27,237	$64,582
Operating costs and expenses:
Cost of services	—	15,575	19,815	35,390
Selling, general and administrative expenses	5,868	6,623	4,454	16,945
Provision for doubtful accounts	—	2,546	1,652	4,198
Intangible asset amortization expense	—	3,111	1,537	4,648
Management fees, related parties	6,997	—	(6,374)	623
Impairment of goodwill and other intangible assets	—	36,001	3,640	39,641
Acquisition and business development costs	324	—	—	324
Change in fair value of contingent consideration	—	30	150	180
Total operating costs and expenses	13,189	63,886	24,874	101,949
Income (loss) from operations	(13,189)	(26,541)	2,363	(37,367)
Other (expense) income:
Interest expense	(7,072)	(538)	(2,547)	(10,157)
Other income	—	3	3	6
Total other expense, net	(7,072)	(535)	(2,544)	(10,151)
Income (loss) before income taxes	(20,261)	(27,076)	(181)	(47,518)
Income tax provision (benefit)	—	(24)	(181)	(205)
Net (loss) income	$(20,261)	$(27,052)	$—	$(47,313)

Condensed Consolidating Statements of Operations (in thousands):

	Aurora
For the Six Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
June 30, 2016	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$79,837	$61,704	$141,541
Operating costs and expenses:
Cost of services	—	33,136	42,486	75,622
Selling, general and administrative expenses	11,570	14,417	10,888	36,875
Provision for doubtful accounts	—	4,451	3,678	8,129
Intangible asset amortization expense	—	6,489	3,480	9,969
Management fees	5,966	—	(4,551)	1,415
Acquisition and business development costs	576	—	—	576
Change in fair value of contingent consideration	—	90	890	980
Total operating costs and expenses	18,112	58,583	56,871	133,566
Income (loss) from operations	(18,112)	21,254	4,833	7,975
Other (expense) income:
Interest expense	(13,910)	(1,387)	(5,653)	(20,950)
Other income	—	—	5	5
Total other expense, net	(13,910)	(1,387)	(5,648)	(20,945)
Income (loss) before income taxes	(32,022)	19,867	(815)	(12,970)
Benefit for income taxes	—	(208)	(815)	(1,023)
Net loss	$(32,022)	$20,075	$—	$(11,947)

	Aurora
For the Six Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
June 30, 2015	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$70,887	$53,152	$124,039
Operating costs and expenses:
Cost of services	—	29,774	39,465	69,239
Selling, general and administrative expenses	10,702	13,168	8,878	32,748
Provision for doubtful accounts	—	4,905	3,598	8,503
Intangible asset amortization expense	—	6,287	3,074	9,361
Management fees	4,987	6,317	(10,087)	1,217
Impairment of goodwill and other intangible assets	—	36,001	3,640	39,641
Acquisition and business development costs	397	—	—	397
Change in fair value of contingent consideration	—	70	436	506
Total operating costs and expenses	16,086	96,522	49,004	161,612
Income (loss) from operations	(16,086)	(25,635)	4,148	(37,573)
Other (expense) income:
Interest expense	(13,789)	(1,076)	(5,079)	(19,944)
Other income	—	3	3	6
Total other expense, net	(13,789)	(1,073)	(5,076)	(19,938)
Loss before income taxes	(29,875)	(26,708)	(928)	(57,511)
Provision (benefit) for income taxes	—	106	(928)	(822)
Net income (loss)	$(29,875)	$(26,814)	$—	$(56,689)

Condensed Consolidating Statements of Cash Flows (in thousands):

	Aurora
For the Six Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
June 30, 2016	Holdings, LLC	Guarantors	Subsidiaries	Total
Net (loss) income	$(32,022)	$20,075	$—	$(11,947)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	2,228	7,833	4,672	14,733
Changes in assets and liabilities	30,540	(27,130)	(3,143)	267
Net cash (used in) provided by operating activities	746	778	1,529	3,053
Net cash used in investing activities	(7,644)	(1,846)	(1,200)	(10,690)
Net cash provided by (used in) financing activities	8,990	(33)	—	8,957
Net decrease in cash and cash equivalents	2,092	(1,101)	329	1,320
Cash and cash equivalents, beginning of period	17,833	1,198	54	19,085
Cash and cash equivalents, end of period	$19,925	$97	$383	$20,405

	Aurora
For the Six Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
June 30, 2015	Holdings, LLC	Guarantors	Subsidiaries	Total
Net (loss) income	$(29,875)	$(26,814)	$—	$(56,689)
Adjustments to reconcile net (loss) income to net cash used in operating activities	5,942	43,766	2,566	52,274
Changes in assets and liabilities	20,515	(16,243)	(1,091)	3,181
Net cash used in operating activities	(3,418)	709	1,475	(1,234)
Net cash used in investing activities	(487)	(787)	(1,346)	(2,620)
Net cash used in financing activities	(1,412)	(28)	—	(1,440)
Net decrease in cash and cash equivalents	(5,317)	(106)	129	(5,294)
Cash and cash equivalents, beginning of period	26,209	192	21	26,422
Cash and cash equivalents, end of period	$20,892	$86	$150	$21,128

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Some of the statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, or that describe our plans, goals, intentions, objectives, strategies, expectations, beliefs and assumptions, are forward-looking statements. The words “believe,” “may,” “might,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project,” “plan,” “objective,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. We caution that the forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of known and unknown risks, uncertainties and assumptions that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Factors that could contribute to these differences include, among other things:

•	changes in governmental and non-governmental reimbursement rates for our diagnostic services;
•	internalization of testing functions and technologies by our clients;
•	competition in our industry from existing or new companies;
•	disruptions or failures of our IT solutions or infrastructure;
•	the introduction of new diagnostic technologies or products which could reduce demand for our services;
•	our inability to acquire rights to new technologies and products, or recalls or discontinuations of existing technologies or products;
•	loss of key executives, pathologists or technical personnel;
•	changes in the mix of diagnostic testing services we perform;
•	changes in the percentage of services we perform for certain subspecialties;
•	failure to successfully integrate or fully realize the anticipated benefits from our acquisitions;
•	the discovery of unknown or contingent liabilities from acquired businesses;
•	failure to manage our growth effectively;
•	changes in reimbursement rates due to consolidation in the health insurance industry;
•	the loss of in-network status with, or our the inability to collect from, health care insurers;
•	the failure to successfully collect for our services;
•	changes in the dermatopathology market;
•	changes in our payor mix;
•	the impact of high deductible health plans on demand for our services and our ability to collect for our services;
•	the availability of additional capital resources;
•	the failure of our acquired assets to generate the level of expected returns;
•	growth in demand for our services that exceeds our ability to adequately scale our infrastructure;
•	general economic, business or regulatory conditions affecting the health care and diagnostic testing services industries;
•

violation of, failure to comply with, or changes in federal and state laws and regulations related to, submission of claims for our services, fraud and abuse, patient privacy, corporate practice of medicine, billing arrangements for our services and environmental, health and safety;

•	our substantial level of indebtedness and our upcoming debt maturities; and
•

the other risks and uncertainties referenced under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in other documents filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Overview

We are a leading independent pathology services and cancer diagnostics company. We provide integrated diagnostic consultations, information services and personalized medicine services tailored to the patients of our referring physicians, hospitals and hospital systems. We also provide research services to pharmaceutical companies and other research entities. Our highly-trained, subspecialized pathologists deliver comprehensive diagnostic opinions of a patient’s condition and work collaboratively with referring physicians to determine appropriate treatments. We have established long-standing relationships with our referring physicians as a result of our locally provided diagnostic services, frequent diagnostic consultations and flexible IT solutions that are customizable to our clients’ needs. Our client-centered approach to providing diagnostic services is driven by our belief that the practice of medicine and the delivery of healthcare are both personal and best delivered locally.

Through organic growth and a series of strategic acquisitions, we have achieved a large geographic footprint and a leading presence in our local markets. As of June 30, 2016, we operated 26 community-based pathology practices with 160 board-certified pathologists on staff, and our clients included over 13,000 referring physicians and 93 hospitals across 45 states. Our referring physicians include dermatologists, obstetricians and gynecologists, family practitioners, gastroenterologists, urologists, general surgeons and oncologists. We also serve as laboratory medical director for 362 laboratory sites across the country, including our 93 hospital clients.

In 2013, we established ARI, a revenue-generating services platform that leverages the expertise of our pathologists, laboratory resources and sizeable library of biospecimens for the development of therapeutics and companion diagnostics for leading global pharmaceutical and biotechnology companies. For the year ended December 31, 2015, ARI contributed net revenue of $3.5 million, or approximately 1.3% of our total net revenue.

For the year ended December 31, 2015 and the six months ended June 30, 2016, we processed approximately 2.1 million and 1.1 million accessions, respectively. An accession may include one or more specimens received by our pathology practices originated from a single patient visit to a referring physician concerning a particular condition. For the year ended December 31, 2015 and the six months ended June 30, 2016, we generated net revenue of $263.7 million and $141.5 million, respectively.

Key Factors Affecting Our Results of Operations

Services Mix

An important factor affecting our financial performance is the impact of changes in our services mix, including the conversion of global fee arrangements to technical component or professional component arrangements and changes in the accession volume across our various subspecialties. Under a global fee arrangement, we provide both technical and professional services. The technical component represents the cost of preparing a specimen for interpretation, while the professional component represents the cost of supervision and interpretation by our pathologists. We generally prefer global fee arrangements in which we provide both the professional and technical services components, as opposed to arrangements where we only perform either technical or professional services, because global arrangements result in higher revenue per accession. Additionally, changes in test volume across our various subspecialties can impact our revenue. For example, molecular testing, hematopathology, dermatopathology, gastrointestinal and genitourinary all have higher revenue per accession than women’s health pathology services and clinical tests. Women’s health services and clinical tests generally have lower revenue per accession. Therefore, increases in the percentage of accessions related to women’s health pathology services relative to the percentages of accessions generated by other subspecialties would generally decrease our average revenue per accession. Conversely, a higher volume of molecular testing would generally increase our average revenue per accession.

Payor Mix

Changes in our payor mix, as well as changes in the payors used by our referring physicians, can affect our revenue per accession and impact our financial results. We generally provide services on an in-network basis, where we perform services for patients within the networks of payors with which we have contracts. Services performed on an out-of-network basis comprised approximately 10% of our 2015 revenue. Our payors include governmental payors, such as Medicare and Medicaid; private insurance, including managed care organizations and commercial payors; and private payors, such as physicians and individual patients. Because we are generally obligated to bill for our services in the specific manner prescribed by each payor, who may each have different billing requirements, these differences can impact our financial results. Therefore, if more of our referring physicians use governmental payors who have historically had lower reimbursement rates as opposed to commercial payors who have historically had higher reimbursement rates, our revenue per accession may decrease. For the year ended December 31, 2015, based on cash collections, we estimate approximately 58% of our revenue was paid by private insurance, including managed care organizations and commercial payors; approximately 22% of our revenue was paid by Medicare; approximately 2% of our revenue was paid by Medicaid; and approximately 18% was paid by physicians and individual patients.

Acquisitions

Since our formation in 2006, we have acquired 31 diagnostic services companies throughout the United States. As a result of the significant number and size of our acquisitions, many of the changes in our consolidated results of operations and financial position discussed from period to period reflect revenue generated by the businesses we have acquired and costs related to these acquisitions. For additional information relating to recent acquisitions, see “—Recent Acquisitions.”

Seasonality

Our results are also affected by seasonal trends and generally decline during the summer, winter and holiday periods. Furthermore, our results are subject to declines due to weather conditions, such as severe snow storms and flooding or excessively hot or cold spells, as well as general economic conditions, which can deter patients from visiting hospitals and our referring physicians. Seasonal fluctuations tend to vary by region, and, for example, we experience a greater decrease in our accession volume during the winter months in the northeast as compared to the southeast. In addition, we tend to experience a decrease in our accession volume at the beginning of each year as a result of the annual reset of health plan deductibles.

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

The information that we provide may be different than what is available with respect to other public companies due to these reduced reporting obligations.

Results of Operations

The following table outlines our results of operations as a percentage of net revenue for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	52.0%	54.8%	53.4%	55.8%
Selling, general and administrative expenses	24.6%	26.2%	26.1%	26.4%
Provision for doubtful accounts	5.6%	6.5%	5.7%	6.9%
Intangible asset amortization expense	6.9%	7.2%	7.0%	7.5%
Management fees	1.0%	1.0%	1.0%	1.0%
Impairment of goodwill	0.0%	61.4%	0.0%	32.0%
Acquisition and business development costs	0.4%	0.5%	0.4%	0.3%
Change in fair value of contingent consideration	0.4%	0.3%	0.7%	0.4%
Total operating costs and expenses	91.0%	157.9%	94.4%	130.3%
Income (loss) from operations	9.0%	(57.9)%	5.6%	(30.3)%
Other income (expense):
Interest expense	(14.3)%	(15.7)%	(14.8)%	(16.1)%
Other income / (expense)	0.0%	0.0%	0.0%	0.0%
Total other expense, net	(14.3)%	(15.7)%	(14.8)%	(16.1)%
Loss before income taxes	(5.3)%	(73.6)%	(9.2)%	(46.4)%
Provision (benefit) for income taxes	0.6%	(0.3)%	(0.7)%	(0.7)%
Net Loss	(6.0)%	(73.3)%	(8.4)%	(45.7)%

Our historical consolidated operating results do not reflect the results of operations of our 2015 acquisitions prior to the effective date of those acquisitions. As a result, our historical consolidated operating results may not be indicative of what our results of operations will be for future periods. Also, effective January, 1, 2015, we adjusted the way we count our accession volume to better reflect our revenue per accession. Accession counts for all prior periods have been revised to reflect our current methodology.

Comparison of the Three Months Ended June 30, 2016 and 2015

Net revenue

Net revenue for the quarter ended June 30, 2016 was $72.8 million on accession volume of 547,000, inclusive of approximately $7.2 million of revenue and 40,000 accessions from the practices acquired in 2015 and 2016. Net revenue at the practices we have operated for the full periods in both 2016 and 2015, which we refer to herein as our existing practices, increased by approximately 2%, or $1.0 million, to approximately $65.6 million for the quarter ended June 30, 2016, compared to $64.6 million for the quarter ended June 30, 2015. Existing practice accession volume was 507,000, a decrease of approximately 3% for the quarter ended June 30, 2016, compared to 525,000 for the quarter ended June 30, 2015. The average revenue per accession for our existing practices for the quarter ended June 30, 2016 increased by about 5%, to $129, compared to $123 for the same period in 2015. The increase in existing practice revenue was primarily related to changes in service mix and higher Medicare reimbursement under the 2016 Physician Fee Schedule, partially offset by lower volume from certain continuing clients as well as client attrition.

Cost of services

Cost of services for the quarter ended June 30, 2016 was $37.9 million, including $3.8 million for practices acquired in 2015 and 2016. Cost of services at existing practices decreased approximately $1.3 million, or 4%, to $34.1 million for the quarter ended June 30, 2016, from $35.4 million for the quarter ended June 30, 2015, primarily as a result of lower practice supplies costs which correlate to lower volume, lower personnel related costs and reductions in medical liability recognized in the quarter ended June 30, 2015.

As a result of the preceding factors, cost of services was 52.0% of net revenue for the quarter ended June 30, 2016, compared to 54.8% for the quarter ended June 30, 2015. Gross margin was 48.0% for the quarter ended June 30, 2016, compared to 45.2% for the quarter ended June 30, 2015.

Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $1.0 million, or 6%, to $17.9 million for the quarter ended June 30, 2016, including approximately $0.7 million related to practices acquired in 2015, from $16.9 million for the quarter ended June 30, 2015. Compared to the corresponding period in the prior year, selling, general and administrative expenses at corporate increased by approximately $0.2 million due to higher personnel related costs. Selling, general and administrative expenses at our existing practices for the quarter ended June 30, 2016, compared to the quarter ended June 30, 2015, increased by $0.1 million primarily from higher commissions in connections with increased revenue.

As a result of the preceding factors, selling, general and administrative expenses were approximately 24.6% of net revenue for the quarter ended June 30, 2016, compared to 26.2% for the quarter ended June 30, 2015.

Provision for doubtful accounts

Our provision for doubtful accounts decreased approximately $0.1 million, or 3%, to $4.1 million for the quarter ended June 30, 2016, from $4.2 million for the quarter ended June 30, 2015. As a percentage of net revenue, the provision for doubtful accounts decreased to 5.6% for the quarter ended June 30, 2016, compared to 6.5% for the quarter ended June 30, 2015. The decrease in the provision for doubtful accounts for the quarter ended June 30, 2016 primarily related to changes in our collections processes which have improved our collections results.

The Company’s consolidated provision for doubtful accounts could be positively or negatively impacted by various factors including, among other things, changes in payor mix and the provision for doubtful accounts for practices that we acquire.

Intangible asset amortization expense

Amortization expense increased to $5.0 million for the quarter ended June 30, 2016, from $4.6 million for the quarter ended June 30, 2015, as a result of amortization of finite lived intangible assets recorded for practices acquired in 2015 and 2016. We generally amortize our intangible assets over lives ranging from 3 to 15 years.

Management fees, related parties

Management fees to related parties increased to approximately $0.7 million for the quarter ended June 30, 2016 from $0.6 million for the quarter ended June 30, 2015 as a result of the increase in revenue for the same period. Management fees are based on 1.0% of net revenue plus expenses.

Impairment of goodwill

During the three months ended June 30, 2015, we identified indications of impairment at two of our reporting units. One of the reporting units exhibited lower margins and both of the reporting units experienced lower volume as a result of competition to such an extent as to indicate potential impairment. Regarding these reporting units, we believe the reduction in volume due to attrition in the client base resulted in a reduction in the fair values of the reporting units below their carrying values. As of June 30, 2015, we tested goodwill for impairment at these two reporting units and recorded non-cash impairment charges of $39.6 million to write down the carrying value of goodwill. There were no goodwill impairments for the quarter ended June 30, 2016.

Acquisition and business development costs

Transaction costs associated with our completed acquisitions and business development costs related to our prospecting and acquisition activity amounted to approximately $0.3 million for each of the quarter ended June 30, 2016 and the quarter ended June 30, 2015, reflecting our level of acquisition activity.

Change in fair value of contingent consideration

For the quarter ended June 30, 2016 we recorded expense of $0.3 million for changes in the fair value of contingent consideration issued in connection with our acquisitions, compared to $0.2 million for the quarter ended June 30, 2015. The change in fair value of contingent consideration results from revisions in our projections to reflect recent results, as well as other variables such as the discount rate, the valuation date and actual payments made.

Interest expense

Interest expense increased by nearly $0.3 million, to $10.4 million for the quarter ended June 30, 2016, compared to $10.2 million for the quarter ended June 30, 2015. The increase in interest expense primarily resulted from approximately $25.3 million additional borrowings under the delayed draw term loans to fund acquisitions.

Provision (benefit) for income taxes

We are a Delaware limited liability company for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Diagnostics Holdings, LLC in accordance with the terms of the Aurora Diagnostics Holdings, LLC Limited Liability Company Agreement. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The provision for federal and state income taxes for these subsidiaries, as reflected in our condensed consolidated financial statements, amounted to $0.5 million for the quarter ended June 30, 2016, compared to a benefit from federal and state income taxes of $0.2 million for the quarter ended June 30, 2015, as a result of taxable income recognized for certain of our subsidiaries structured as corporations.

Comparison of the Six Months Ended June 30, 2016 and 2015

Net revenue

Net revenue for the six months ended June 30, 2016 was $141.5 million on accession volume of 1,064,000, inclusive of approximately $12.3 million of revenue and 67,000 accessions from the practices acquired in 2015 and 2016. Net revenue at our existing practices, increased by approximately 4%, or $5.2 million, to approximately $129.2 million for the six months ended June 30, 2016, compared to $124.0 million for the six months ended June 30, 2015. Existing practice accession volume was 997,000, a decrease of approximately 1% for the six months ended June 30, 2016, compared to 1,004,000 for the six months ended June 30, 2015. The average revenue per accession for our existing practices for the six months ended June 30, 2016 increased by about 5% to $130, compared to $124 for the same period in 2015. The increase in existing practice revenue was primarily related to changes in service mix, higher Medicare reimbursement under the 2016 Physician Fee Schedule, and higher revenue from the Aurora Research Institute, which specializes in providing contract research services and biospecimens to pharmaceutical and diagnostic companies conducting research studies, partially offset by lower volume from certain continuing clients as well as client attrition.

Cost of services

Cost of services for the six months ended June 30, 2016 was $75.6 million, including $6.5 million for practices acquired in 2015 and 2016. Cost of services at existing practices decreased approximately $0.1 million, or less than 1%, to $69.1 million for the six months ended June 30, 2016, from $69.2 million for the six months ended June 30, 2015, primarily as a result of lower personnel related costs.  As a result of the preceding factors, cost of services was 53.4% of net revenue for the six months ended June 30, 2016, compared to 55.8% for the six months ended June 30, 2015. Gross margin was 46.6% for the six months ended June 30, 2016, compared to 44.2% for the six months ended June 30, 2015.

Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $4.2 million, or 13%, to $36.9 million for the six months ended June 30, 2016, including approximately $1.2 million related to practices acquired in 2015 and 2016, from $32.7 million for the six months ended June 30, 2015. Compared to the corresponding period in the prior year, selling, general and administrative expenses at corporate increased by approximately $1.0 million due to higher personnel and insurance costs. Selling, general and administrative expenses at our existing practices for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, increased by $2.0 million. Selling, general and administrative expenses for our existing practices increased approximately $1.2 million for non-cash charges related to two leased locations vacated in the six months ended June 30, 2016, as well as higher personnel related and billing costs. As a result of the preceding factors, selling, general and administrative expenses were approximately 26.1% of net revenue for the six months ended June 30, 2016, compared to 26.4% for the six months ended June 30, 2015.

Provision for doubtful accounts

Our provision for doubtful accounts decreased approximately $0.4 million, or 4%, to $8.1 million for the six months ended June 30, 2016, from $8.5 million for the six months ended June 30, 2015. As a percentage of net revenue, the provision for doubtful accounts decreased to 5.7% for the six months ended June 30, 2016, compared to 6.9% for the six months ended June 30, 2015. The decrease in the provision for doubtful accounts for the six months ended June 30, 2016 primarily related to changes in our collections processes which have improved our collections results.

Intangible asset amortization expense

Amortization expense increased to $10.0 million for the six months ended June 30, 2016, from $9.4 million for the six months ended June 30, 2015, as a result of amortization of finite lived intangible assets recorded for practices acquired in 2015 and 2016. We generally amortize our intangible assets over lives ranging from 3 to 15 years.

Management fees, related parties

Management fees to related parties increased to approximately $1.4 million for the six months ended June 30, 2016 from $1.2 million for the six months ended June 30, 2015 as a result of the increase in revenue for the same period. Management fees are based on 1.0% of net revenue plus expenses.

Impairment of goodwill

During six months ended June 30, 2015, we identified indications of impairment at two of our reporting units. One of the reporting units exhibited lower margins and both of the reporting units experienced lower volume as a result of competition to such an extent as to indicate potential impairment. Regarding these reporting units, we believe the reduction in volume due to attrition in the client base resulted in a reduction in the fair values of the reporting units below their carrying values. As of June 30, 2015, we tested goodwill for impairment at these two reporting units and recorded non-cash impairment charges of $39.6 million to write down the carrying value of goodwill. There were no goodwill impairments for the six months ended June 30, 2016.

Acquisition and business development costs

Transaction costs associated with our completed acquisitions and business development costs related to our prospecting and acquisition activity increased to approximately $0.6 million for the six months ended June 30, 2016, from $0.4 million for the six months ended June 30, 2015 as a result of the increase in acquisition activity.

Change in fair value of contingent consideration

For the six months ended June 30, 2016, we recorded non-cash expense of $1.0 million for changes in the fair value of contingent consideration issued in connection with our acquisitions, compared to $0.5 million for the six months ended June 30, 2015. The change in fair value of contingent consideration results from revisions in our projections to reflect recent results, as well as other variables such as the discount rate, the valuation date and actual payments made.

Interest expense

Interest expense increased by $1.0 million, to approximately $20.9 million for the six months ended June 30, 2016, compared to $19.9 million for the six months ended June 30, 2015. The increase in interest expense primarily resulted from approximately $25.3 million additional borrowings under the delayed draw term loans to fund acquisitions, as well as the higher interest rates effective with the second amendment to our credit facility entered into on April 10, 2015.

Benefit from income taxes

We are a Delaware limited liability company for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Diagnostics Holdings, LLC in accordance with the terms of the Aurora Diagnostics Holdings, LLC Limited Liability Company Agreement. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The benefit from federal and state income taxes for these subsidiaries, as reflected in our condensed consolidated financial statements, amounted to $1.0 million and $0.8 million for the six months ended June 30, 2016 and June 30, 2015, respectively, as a result of the taxable income of our subsidiaries are structured as corporations.

Liquidity and Capital Resources

Since inception, we have primarily financed operations through capital contributions from our equityholders, long-term debt financing and cash flow from operations.

On December 20, 2010, we issued $200.0 million in unsecured senior notes that mature on January 15, 2018, which we refer to as our Senior Notes. The Senior Notes bear interest at an annual rate of 10.75%, which is payable each January 15th and July 15th. In accordance with the indenture governing our Senior Notes, we are subject to certain limitations on issuing additional debt and are subject to other customary affirmative and negative covenants. The Senior Notes are currently redeemable at our option at 102.688% of par, plus accrued interest. The redemption price decreases to 100% of par on January 15, 2017. The Senior Notes rank equally in right of repayment with all of our other senior indebtedness, but are subordinated to our secured indebtedness to the extent of the value of the assets securing that indebtedness.

On July 31, 2014 we entered into a $220.0 million credit facility with Cerberus Business Finance, LLC, which facility, as subsequently amended, we refer to as our senior secured credit facility. Our senior secured credit facility initially consisted of a $165.0 million initial term loan, $30.0 million revolving credit line and $25.0 million delayed draw term loan.  The delayed draw term loan facility was available through October 31, 2015 to pay for acquisitions, including acquisition related fees and expenses. Each of the term loan, revolving credit line and delayed draw term loan under the senior secured credit facility has a maturity of five years but is subject to a maturity date of October 14, 2017 if our Senior Notes are not refinanced or their maturity is not extended prior to such date.

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

On April 10, 2015 we entered into a second amendment to our senior secured credit facility. This amendment added a $40.0 million delayed draw term loan B facility that was available through April 10, 2016 to pay for acquisitions, including acquisition related fees and expenses. The second amendment also increased the interest rate under the credit facility to LIBOR, with a 1.25% floor, plus 7.125%, or to the base rate, with a 2.25% floor, plus 6.125%. The senior secured credit facility is subject to a 2.25% per annum fee on the undrawn amount thereof, payable quarterly in arrears.

In connection with the acquisition we consummated on July 15, 2015, we borrowed the remaining $15.3 million available under the delayed draw term loan. The amount we borrowed exceeded the total we paid for eligible acquisitions, inclusive of related expenses, by $5.4 million. Subsequent amendments extended the remaining $5.4 million availability under the $25.0 million delayed draw term loan from July 31, 2015 to October 31, 2015. We used the remaining $5.4 million for an acquisition completed on October 29, 2015.

As of June 30, 2016, we owed $163.0 million under the term loan, $25.0 million under the delayed draw term loan and $10.0 million under the delayed draw term loan B facility. As of June 30, 2016, no amounts were outstanding and we had $30.0 million available under our revolving credit facility.

The senior secured credit facility is secured by essentially all of our assets and unconditionally guaranteed by us and certain of the Company’s and subsequently acquired or organized domestic subsidiaries and is subject to certain financial covenants. The senior secured credit facility requires us to maintain a maximum leverage ratio (based upon the ratio of total funded debt to consolidated EBITDA, net of agreed cash amounts) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to net cash interest expense), each quarter based on the last four fiscal quarters. The maximum leverage ratio as of June 30, 2016 was 10.15:1.00 and becomes more restrictive each quarter through maturity. The minimum interest coverage ratio was 1.00:1.00 as of June 30, 2016 and increases to 1.05:1.00 on December 31, 2017. In addition, we are required to maintain liquidity (defined as availability under the revolving credit facility plus amounts in bank accounts that are subject to the agent’s perfected first priority liens) of at least $5.0 million at any time and $10.0 million on the last business day of each month. We are also subject to other restrictive covenants set forth in our senior secured credit facility.  Generally, we are permitted to make voluntary prepayments under our senior secured credit facility and to reduce the revolving loan commitments at any time. However, subject to certain exceptions, prepayments and commitment reductions are subject to a premium equal to 2.0% effective August 1, 2016, which will be reduced to 1.0% effective August 1, 2017 and eliminated entirely after July 31, 2018.

Contingent consideration for acquisitions

In connection with the majority of our acquisitions, we have agreed to pay additional consideration annually over future periods of three to six years, based upon contract retention and the attainment of stipulated levels of operating results by each of the acquired entities, as defined in their respective agreements. The computation of the annual operating results is subject to review and approval by sellers prior to payment. In the event there is a dispute, the Company will pay the undisputed amount and then take reasonable efforts to resolve the dispute with the sellers. If the sellers are successful in asserting their dispute, the Company could be required to make additional payments in future periods. We made contingent note payments of $1.9 million and $1.3 million in the six months ended June 30, 2016 and the six months ended June 30, 2015, respectively.

As of June 30, 2016, the total maximum future payments of contingent consideration issued in acquisitions was $21.4 million. Lesser amounts will be paid or no payments will be made for earnings below the maximum level of stipulated earnings or if the stipulated contracts are not retained. We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. These estimates involve significant projections regarding future performance of the acquired practices. If actual future results differ significantly from current estimates, the actual payments for contingent consideration will differ correspondingly. Any future payments June 30, 2016, the fair value of contingent consideration related to acquisitions was $13.4 million, representing the present value of approximately $17.9 million in estimated future payments through 2021.

In April 2015, we finalized a settlement agreement with the sellers in one of our acquisitions. As a result of the settlement, we recorded a charge of approximately $5.4 million in the change in fair value of contingent consideration in the year ended December 31, 2014. In connection with the settlement, we paid cash of $0.9 million to the sellers within five days of settlement and modified the contingent notes to extend payments for an additional two years.

Medical Malpractice Insurance

We are insured on a claims-made basis up to our policy limits through a third party malpractice insurance policy. We establish reserves, on an undiscounted basis, for self-insured deductibles, claims incurred and reported and claims incurred but not reported (“IBNR”) during the policy period. We had recorded medical malpractice liabilities of $1.9 million as of June 30, 2016, which were included in accounts payable, accrued expenses and other current liabilities. We also record a receivable from our insurance carrier for expected recoveries. Expected insurance recoveries, which are included in prepaid expenses and other current assets, were $0.3 million as of June 30, 2016. So long as we maintain third party malpractice insurance policies, the IBNR claims will be covered by such third party policy up to the policy limits.

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

As of June 30, 2016, we had cash and cash equivalents of $20.4 million and working capital of $13.1 million, and we had $30.0 million available under our revolving credit facility. Our primary uses of cash are to fund our operations, service debt, including payments due under our contingent notes, make acquisitions and purchase property and equipment. Cash used to fund our operations excludes the impact of non-cash items, such as the allowance for doubtful accounts, depreciation, impairments of goodwill and other intangible assets, changes in the fair value of the contingent consideration and non-cash stock-based compensation, and is impacted by the timing of our payments of accounts payable and accrued expenses and collections of accounts receivable.

We believe our current cash and cash equivalents together with cash from operations and the amount available under our revolving credit facility will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. In order to access the amounts available under our revolving credit facility, we must meet the financial tests and ratios contained in our senior secured credit facility. We currently expect to meet these financial tests and ratios for at least the next 12 months. Nonetheless, we may not achieve all of our business goals and objectives and events beyond our control could affect our ability to meet these financial tests and ratios and limit our ability to access the amounts otherwise available under our revolving credit facility.

Cash Provided By (Used In) Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2016 was $3.1 million, compared to $1.2 million net cash used in operating activities during the six months ended June 30, 2015. Net cash provided by operating activities for the six months ended June 30, 2016 reflected a net loss of $11.9 million and certain adjustments for non-cash items, including $11.9 million of depreciation and amortization, $1.6 million of amortization of original issue discount and debt issue costs, $1.1 million of deferred tax benefit, $1.0 million of non-cash charges for the change in fair value of contingent consideration and $1.1 million non-cash charge for the abandonment of leased facilities. Net cash used in operating activities for the six months ended June 30, 2016 also reflected increases and decreases in working capital, excluding acquisitions, including a $2.6 million increase in accounts receivable, a $0.3 million increase in prepaid expenses and other current assets, a $1.4 million increase in accounts payable, accrued expenses and other current liabilities, a $1.9 million increase in accrued compensation and a $0.1 million decrease in accrued interest. As of June 30, 2016 our DSO (Days Sales Outstanding) was 45 days, compared to 41 days of June 30, 2015, and 43 days as of December 31, 2015.  Various factors contributed to the increase in DSOs, including Medicare denials currently under appeal and longer collection cycles on accounts receivable for acquired hospital-based practices.

Cash Used In Investing Activities

Net cash used in investing activities during the six months ended June 30, 2016 was $10.7 million compared to $2.6 million during the six months ended June 30, 2015. Net cash used in investing activities during the six months ended June 30, 2016 primarily consisted of $7.2 million net cash paid for business  acquisitions, $1.9 million for contingent note payments and $1.5 million for purchases of property and equipment.

Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was $9.0 million compared to $1.4 million of cash used in financing activities for the six months ended June 30, 2015. For the six months ended June 30, 2016, we borrowed $10.0 million under the delayed draw term loan and repaid $1.0 million under the initial term loan.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

We define EBITDA as earnings before interest, taxes, depreciation and amortization, and Adjusted EBITDA as EBITDA further adjusted to exclude unusual items and reflect other cash or non-cash adjustments. We believe that disclosing EBITDA and Adjusted EBITDA provides additional information to investors, enhancing their understanding of our financial performance and providing them an important financial metric used to evaluate performance in the health care industry.

EBITDA and Adjusted EBITDA do not represent net income or cash flow from operating activities as those terms are defined by generally accepted accounting principles in the United States (“GAAP”) and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. Further, they may not be comparable to the measures for any subsequent four-quarter period or any complete fiscal year.

EBITDA and Adjusted EBITDA are not determined in accordance with GAAP and should not be considered in isolation or as substitutes for measures of our financial performance as determined in accordance with GAAP, such as net income and operating income. Because other companies may calculate EBITDA and Adjusted EBITDA differently than we do, EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. EBITDA and Adjusted EBITDA have other limitations as analytical tools when compared to the use of net income, which we believe is the most directly comparable GAAP financial measure, including:

•	EBITDA and Adjusted EBITDA do not reflect the provision of income tax expense of our subsidiaries;
•	EBITDA and Adjusted EBITDA do not reflect the interest expense we incur;
•	EBITDA and Adjusted EBITDA do not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges;
•	Adjusted EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards; and
•	Adjusted EBITDA excludes expenses that we believe are unusual or non-recurring, but which others may believe are normal expenses for the operation of a business.

The following is a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(4,357)	$(47,313)	$(11,947)	$(56,689)
Interest expense	10,447	10,157	20,950	19,944
Income taxes	464	(205)	(1,023)	(822)
Depreciation and amortization	6,042	5,691	11,905	11,487
EBITDA	12,596	(31,670)	19,885	(26,080)
Impairment of goodwill	—	39,641	—	39,641
Management fees (A)	727	623	1,415	1,217
Equity-based compensation	33	80	83	138
Changes in fair value of contingent consideration (B)	310	180	980	506
Cost savings for reductions in force (C)	—	358	150	871
Implementation of laboratory systems upgrade (D)	—	—	271	271
Pro forma acquired EBITDA (E)	4	—	501	—
Abandoned facility costs (F)	—	—	1,020	—
Other charges (G)	366	1,252	898	1,519
Adjusted EBITDA	$14,036	$10,464	$25,203	$18,083

(A)

Represents fees for management services provided by Summit Partners and KRG Capital Partners pursuant to a management services agreement.  Since April 2013, we have accrued but not paid management fees to comply with the terms of the senior secured credit facility.

(B)

Represents changes in the fair value of contingent consideration payable by us in connection with our acquisitions.  The changes related to numerous variables, including discount rate, remaining pay out period and the projected performance for each acquisition.

(C)

Represents (ii) payments made to employees whose positions were permanently eliminated in those periods as the result of the implementation of performance efficiencies at certain facilities or as a result of consolidation of certain facilities, in each case assuming the employees had been terminated at the beginning of the relevant period.

(D)	Represents expenses relating to an ongoing initiative to standardize our laboratory procedures and implement a common ERP system in our practices.
(E)

For the three and six months ended June 30, 2016, represents the incremental Adjusted EBITDA that we estimate would have been contributed for the period from January 1, 2016 through the acquisition date, by the two pathology practices we acquired on March 31, 2016 and April 8, 2016, had these acquisitions occurred on January 1, 2016. Our estimates of incremental Adjusted EBITDA are based on due diligence quality of earnings reports prepared for us in connection with the applicable acquisitions. All the practices we acquired prepared their historical accounting records on a cash basis. To prepare the estimates of incremental Adjusted EBITDA above, we used the historical cash-based accounting records of the acquired practices to estimate Adjusted EBITDA for such practices for the 12-month period ending with the most recently completed fiscal quarter. We then pro-rated the amount by applying a multiplier to such 12-month amount to calculate the Adjusted EBITDA we estimate we would have had for the applicable practice from the start of the applicable accounting period through the applicable acquisition date. In each case, we calculated Adjusted EBITDA for the applicable acquired practice by making adjustments to that practice’s net income consistent with the adjustments to our consolidated Adjusted EBITDA presented in the table. Accordingly, the incremental amounts reflected above do not necessarily represent the actual amounts of Adjusted EBITDA generated by the practices during the periods indicated, and are not necessarily indicative of our future results of operations, either for such practices or on a consolidated basis. Furthermore, our estimates of incremental Adjusted EBITDA do not necessarily reflect the actual Adjusted EBITDA we would have generated had we owned such practices for the applicable full accounting periods.

(F)	Represents non-cash costs to vacate the Company’s facilities in Las Vegas, Nevada in January 2016.
(G)

Includes (i) acquisition expenses of $0.3 million for each of the three months ended June 30, 2016 and 2015, and $0.6 million and $0.4 million, for the six months ended June 30, 2016 and 2015, respectively; (ii) costs and expenses paid to Dynamic Healthcare Solutions, LLC (“DHS”) for support services of $90,000 and $0.2 million and for the three months ended June 30, 2016 and 2015, respectively, and $0.2 million and $0.3 million, for the six months ended June 30, 2016 and 2015, respectively; (iii) separation costs of $37,000 for the three months ended June 30, 2015, and $25,000 and $75,000 for the six months ended June 30, 2016 and 2015, respectively, paid to a former chief executive officer following his retirement in 2011 pursuant to a consulting agreement that terminated on March 1, 2016; (iv) costs of $0.7 million  for both the three and six month periods ended June 30, 2015 in connection with our auditor transition in 2015; and (v) other non-recurring (gains) and expenses of ($7,000) and ($6,000) for the three months ended June 30, 2016 and 2015, respectively, and $0.1 million and ($3,000), respectively, for the six months ended June 30, 2016 and 2015, respectively.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

During the six months ended June 30, 2016, there were no material changes in our commitments or contractual liabilities outside of the ordinary course of business.

Health Care Regulatory and Reimbursement Changes

In the 2014 Final Physician Fee Schedule Rule, CMS calculated the 2014 conversion factor using the SGR method. The new conversion factor for 2014 represented a 20.1% reduction from the 2013 conversion factor. On December 18, 2013, Congress passed legislation that enacted a 0.5% increase in the conversion factor, which was effective through March 31, 2014. On April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014 (“PAMA”). PAMA extended the 0.5% increase through March 31, 2015 and made other changes to laboratory reimbursement discussed below.

On April 16, 2015, President Obama signed the Medicare and CHIP Reauthorization Act (“MACRA”). MACRA repealed the provisions related to the Medicare SGR formula and implemented a new physician payment system that is designed to reward the quality of care. In addition, it extended the then-current Medicare Physician Fee Schedule rates through June 2015, and then increased them by 0.5% for the remainder of 2015. Furthermore, the rates are to be increased annually by 0.5%, beginning January 1, 2016 through 2019. For 2020 through 2025, the rates will be frozen, although payments will be adjusted beginning in 2019 to account for performance on certain quality metrics under the Merit-Based Incentive Payment Systems (“MIPS”) or to reflect physician participation in alternative payment models (“APMs”). For 2026 and subsequent years, qualified APM participants receive an annual 0.75% increase on Medicare physician payment rates, while those not participating receive a 0.25% annual payment increase, plus any applicable MIPS-based payment adjustments. In April 2016 CMS issued a proposed rule that would implement the requirements of MACRA. At this time, it is too early to determine how these changes may impact our business.

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

In the 2015 Physician Fee Rule, CMS enacted additional payment changes. Although it had indicated previously that it considered flow cytometry, a test that we commonly bill, to be potentially misvalued and overpaid, CMS did not change the payment for that code in the Final Rule. CMS did, however, change how it pays for prostate biopsy codes, which is also a test that we bill relatively often, and stated that it did consider that code to be potentially misvalued. In addition, it made substantial reductions in certain other codes, including the codes applicable to FISH (fluorescent in situ hybridization), which we also bill; however, those cuts were offset by increases in other codes, including CPT 88305, which is the most common code that we bill. Additional changes to these, and other codes that we bill, could also be implemented in the future. CMS also stated that it does not intend to implement the policy that it proposed in the 2014 Proposed Fee Schedule Rule that would have limited certain physician payments to the amounts paid in the hospital setting. Finally, CMS announced that it is withdrawing its authority to amend laboratory rates to reflect technological changes as mandated by PAMA.

On October 30, 2015, CMS issued its Final Physician Fee Schedule Rule for 2016, which adopted new policies that went into effect in January 2016. Our review of the Final Rule suggests that the impact of the changes could be an increase of approximately $2.0 million in our annualized Medicare revenue, inclusive of acquisitions completed in 2014 and 2015. However, our product mix, payor mix and volume may change and the actual impact of the changes to the 2016 Physician Fee Rule may vary significantly from our estimates. This does not reflect any potential change that Congress might make in the future with regard to the conversion factor.

CMS has issued a proposal for its Physician Fee Schedule Rule for 2017, which would effectuate a single-digit percentage reduction in reimbursement for CPT Code 88305. At this time, it is uncertain whether the proposal will be adopted. We believe that, if adopted, the reduction would impact our revenue.

The Budget Control Act of 2011 created a Joint Select Committee on Deficit Reduction, which was tasked with recommending proposals to reduce spending. Under the law, the Joint Committee’s failure to achieve a targeted deficit reduction, or Congress’ failure to pass the Committee’s recommendations without amendment by December 23, 2011, would result in automatic across-the-board cuts to most discretionary programs. Automatic cuts also would be made to Medicare and would result in aggregate reductions in Medicare payments to providers of up to 2% per fiscal year, starting in 2013 and continuing through 2021. Because the Joint Committee was not able to agree on a set of deficit reduction recommendations on which Congress could vote, cuts went into effect in April 2013. This reduction was extended by PAMA through 2024. We have estimated that sequestration has resulted in a decline of approximately $1.1 million in our annual Medicare revenue

Recent Acquisitions

The following summarizes the acquisitions we have completed since January 1, 2015.

2015 Acquisitions

On July 15, 2015, we acquired the assets of two pathology practices and a billing service, all located in Texas. On October 29, 2015, we acquired 100% of the equity of a pathology practice in Ohio. We paid a combined total of $15.4 million of cash in the aggregate at closing for the two acquisitions and issued contingent notes payable over from three to six years. Payments under the contingent notes will be paid annually, up to a maximum of $11.9 million, subject to the retention of certain key facility contracts, future financial results and the cash received under specified client contracts. We used the available cash under our $25.0 million delayed draw term loan to pay the $15.4 million cash portion of the purchase price for the acquisitions.

2016 Acquisitions

On March 31, 2016, we acquired 100% of the equity of a hospital-based pathology practice located in Oregon. On April 8, 2016, we acquired 100% of the equity of a second hospital-based pathology practice in Florida. In connection with these 2016 acquisitions, we paid total net cash of $7.2 million and issued contingent notes payable over three years. Payments under the contingent notes will be paid annually, up to a maximum of $1.5 million, subject to the future financial performance of the acquired practice and the retention of a key facility contract. We used the available cash under its $40.0 million delayed draw term loan B to pay the $7.2 million cash portion of the purchase price for the acquisition.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

AURORA DIAGNOSTICS HOLDINGS, LLC

Date: August 11, 2016	By:	/s/ Michael C. Grattendick
Michael C. Grattendick
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)