Form 10-Q
period 2016-09-30
AURORA DIAGNOSTICS HOLDINGS LLC
filed 2016-11-10
CIK 1367832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒ (Note: The registrant is a voluntary filer and for the preceding 12 months has filed all reports pursuant to the Securities Exchange Act of 1934 that would have been required to have been filed by it had it been subject to such sections.)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act).

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Balance Sheets

(in thousands)

	September 30,	December 31,
	2016	2015
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$12,062	$19,085
Accounts receivable, net	38,846	32,851
Prepaid expenses and other assets	5,098	4,321
Prepaid income taxes	441	175
Total current assets	56,447	56,432
Property and equipment, net	8,004	8,646
Other Assets:
Deferred debt issue costs, net	358	453
Deferred financing costs, deposits and other noncurrent assets	2,103	596
Goodwill	127,473	125,188
Intangible assets, net	56,621	65,694
	186,555	191,931
	$251,006	$257,009
Liabilities and Members' Deficit
Current Liabilities
Current portion of long-term debt	$3,251	$2,147
Current portion of fair value of contingent consideration	5,569	4,820
Accounts payable, accrued expenses and other current liabilities	18,346	16,839
Accrued compensation	8,559	7,030
Accrued interest	8,805	14,228
Total current liabilities	44,530	45,064
Long-term debt, net of current portion	387,283	377,617
Deferred tax liabilities	5,990	6,473
Accrued management fees, related parties	10,780	8,633
Fair value of contingent consideration, net of current portion	6,410	8,320
Other liabilities	2,702	1,685

Members' Deficit	(206,689)	(190,783)
	$251,006	$257,009

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2016 and 2015

Unaudited

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenue	$73,235	$69,683	$214,776	$193,722
Operating costs and expenses:
Cost of services	38,748	36,925	114,370	106,164
Selling, general and administrative expenses	16,855	16,747	53,730	49,495
Provision for doubtful accounts	3,978	4,228	12,107	12,731
Intangible asset amortization expense	4,964	4,807	14,933	14,168
Management fees, related parties	733	697	2,148	1,914
Impairment of goodwill	—	—	—	39,641
Merger and acquisition transaction costs	762	297	1,338	694
Change in fair value of contingent consideration	166	180	1,146	686
Total operating costs and expenses	66,206	63,881	199,772	225,493
Income (loss) from operations	7,029	5,802	15,004	(31,771)
Other income (expense):
Interest expense	(10,544)	(10,490)	(31,494)	(30,434)
Other income	(5)	(2)	—	4
Total other expense, net	(10,549)	(10,492)	(31,494)	(30,430)
Loss before income taxes	(3,520)	(4,690)	(16,490)	(62,201)
Provision (benefit) for income taxes	550	10	(473)	(812)
Net loss	$(4,070)	$(4,700)	$(16,017)	$(61,389)

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2016 and 2015

Unaudited

(in thousands)

	2016	2015
Cash Flows From Operating Activities
Net loss	$(16,017)	$(61,389)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,792	17,371
Amortization of deferred debt issue costs	1,584	1,542
Amortization of original issue discount on debt	841	818
Deferred income taxes	(483)	(1,553)
Equity compensation costs	111	193
Change in fair value of contingent consideration	1,146	686
Impairment of goodwill	—	39,641
Loss on abandonment of lease	1,171	—
Changes in assets and liabilities, net of effects of acquisitions:
(Increase) decrease in:
Accounts receivable	(5,171)	(1,724)
Prepaid expenses and other assets	(978)	(1,449)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	1,659	2,440
Accrued compensation	1,220	1,428
Accrued interest	(5,423)	(4,755)
Net cash used in operating activities	(2,548)	(6,751)
Cash Flows From Investing Activities
Purchases of property and equipment	(1,991)	(1,093)
Increase in deposits and other noncurrent assets	(6)	(40)
Payment of contingent notes	(3,407)	(2,296)
Businesses acquired, net of cash acquired	(7,250)	(8,813)
Net cash used in investing activities	(12,654)	(12,242)
Cash Flows From Financing Activities
Payments of capital lease obligations	(60)	(59)
Repayments under term loan facility	(1,500)	(500)
Borrowings under term loan facility	10,000	15,070
Payments of subordinated notes payable	—	(500)
Net repayments under revolver	—	—
Payment of financing transaction costs	(261)	(942)
Net cash provided by financing activities	8,179	13,069
Net decrease in cash and cash equivalents	(7,023)	(5,924)
Cash and cash equivalents, beginning of period	19,085	26,422
Cash and cash equivalents, end of period	$12,062	$20,498

(Continued)

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Cash Flows - (Continued)

Nine Months Ended September 30, 2016 and 2015

Unaudited

(in thousands)

	2016	2015
Supplemental Disclosures of Cash Flow Information
Cash interest payments	$34,494	$32,884
Cash tax payments	$384	$918

Supplemental Schedule of Noncash Investing and Financing Activities
Fair value of contingent consideration issued in acquisitions	$1,100	$5,110
Capital assets recorded under non-cash transactions	$355	$503

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1.	Nature of Business and Significant Accounting Policies

Nature of Business

Aurora Diagnostics Holdings, LLC (together with its subsidiaries, the “Company”) was organized in the State of Delaware as a limited liability company on June 2, 2006 to operate as a diagnostic services company. The Company provides integrated diagnostic consultations, information services and personalized medicine services tailored to the patients of its referring physicians, hospitals and hospital systems. The Company also provides research services to pharmaceutical companies and other research entities. The Company’s operations consist of one reportable segment.

The Company operates in a highly regulated industry. The manner in which licensed physicians can organize to perform and bill for medical services is governed by state laws and regulations. Businesses like the Company often are not permitted to employ physicians or to own corporations that employ physicians or to otherwise exercise control over the medical judgments or decisions of physicians.

In states where the Company is not permitted to directly own a medical services provider or for other commercial reasons, it performs only non-medical administrative and support services, does not represent to the public or its clients that it offers medical services and does not exercise influence or control over the practice of medicine. In those states, the Company conducts business through entities that it controls, and it is these affiliated entities that employ the physicians who practice medicine. In such states, the Company generally enters into a contract that restricts the owners of the affiliated entity from transferring their ownership interests in the affiliated entity and otherwise provides the Company or its designee with a controlling voting or financial interest in the affiliated entity and its laboratory operations. This controlling financial interest generally is obtained pursuant to a long-term management services agreement between the Company and the affiliated entity. Under the management services agreement, the Company exclusively manages all aspects of the operation other than the provision of medical services. Generally, the affiliated entity has no operating assets because the Company acquired all of its operating assets at the time it acquired the related laboratory operations. In accordance with the relevant accounting guidance, these affiliated entities are included in the condensed consolidated financial statements of Aurora Diagnostics Holdings, LLC.

The accompanying condensed consolidated balance sheet as of December 31, 2015, which was derived from the audited consolidated financial statements as of December 31, 2015 of Aurora Diagnostics Holdings, LLC, and the accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2016 and 2015 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2015.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2016.

Working Capital

The Company requires significant cash flow to service its debt obligations. Reductions in reimbursement from Medicare and other payors in recent years have had a significant negative impact on the Company’s cash flows. As of September 30, 2016, the Company had $30.0 million available under its revolving credit facility for general operations. The Company may not achieve all of its business goals and objectives and events beyond its control could affect its ability to meet financial tests and ratios under the Company’s credit facility and limit its ability to access the amounts otherwise available under its revolving credit facility.

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

Recent Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which will replace numerous requirements in U.S. GAAP and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for interim and annual reporting periods beginning after December 15, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has not yet selected a transition method under ASU 2014-09.

In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The amendments in ASU 2016-08 affect ASU 2014-09 and are related to the principal versus agent considerations implementation guidance in ASU 2014-09. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing.” The amendments in ASU 2016-10 clarify the following two aspects in ASU 2014-09: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. In May 2016, the FASB issued ASU No. 2016-11, “Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting.” The amendments in ASU 2016-11 rescinded certain SEC Staff Observer comments that are codified, effective upon the adoption of ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients.” The amendments in ASU 2016-12 address certain issues identified in ASU 2014-09 in the guidance on assessing collectability, presentation of sales taxes, non-cash consideration, and completed contracts and contract modifications at transition. These ASU’s are effective concurrently with the adoption of ASU 2014-09. The Company is evaluating the impact of the adoption of these updates on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods ending after December 15, 2016 and interim periods beginning after December 15, 2016.  The adoption of ASU 2014-15 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows and the Company is evaluating the impact of the adoption on our related disclosures.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”  The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standards update.  The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. In connection with the Company’s adoption of ASU 2015-03, the deferred debt issue costs related to the issuance of the Company’s Senior Notes, as further described in Note 6, and term loans were reclassified to long-term debt.  The net unamortized deferred debt issue costs reflected in long-term debt were approximately $4.1 million and $5.6 million as of September 30, 2016 and December 31, 2015, respectively. Deferred debt issue costs related to the Company’s revolving credit facility continue to be reflected as non-current assets in the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (topic 842). The FASB issued this update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The updated guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is evaluating the impact of the adoption of this update on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends Accounting Standards Codification Topic 718, Compensation – Stock Compensation.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company’s fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is evaluating the impact of the adoption of this update on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables and held-to-maturity debt securities, which will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands disclosure requirements. ASU 2016-13 is effective for the Company beginning the first quarter of 2020 with early adoption permitted. The guidance will be applied using the modified-retrospective approach. The Company is currently evaluating the impact of adoption of ASU 2016-13 on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for the Company in the first quarter of 2018 with early adoption permitted and must be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adoption of ASU 2016-13 on the presentation and classification of the Company’s statements of cash flows.

Note 2.	Acquisitions

The Company has made strategic acquisitions of local laboratories to achieve greater economies of scale and expand or augment its geographic presence.

2015 Acquisitions

On July 15, 2015, the Company acquired the assets of two pathology practices and a billing service, all located in Texas. On October 29, 2015, the Company acquired 100% of the equity of a pathology practice in Ohio. The Company paid a combined total of $15.4 million of cash in the aggregate at closing for the two acquisitions and issued contingent notes payable over from three to six years. Payments under the contingent notes will be paid annually, up to a maximum of $11.9 million over the term of the notes, subject to the retention of certain key facility contracts, future financial results and the cash received under specified client contracts. The Company used cash available under its $25.0 million delayed draw term loan to pay the $15.4 million cash portion of the purchase price for the acquisitions.

2016 Acquisitions

On March 31, 2016, the Company acquired 100% of the equity of a hospital-based pathology practice located in Oregon. On April 8, 2016, the Company acquired 100% of the equity of a second hospital-based pathology practice in Florida. In connection with these 2016 acquisitions, the Company paid total net cash of $7.2 million and issued contingent notes payable over three years. Payments under the contingent notes will be paid annually, up to a maximum of $1.5 million over the term of the notes, subject to the future financial performance of the acquired practice and the retention of a key facility contract. The Company used cash available under its $40.0 million delayed draw term loan B to pay the $7.2 million cash portion of the purchase price for the acquisition.

The following table summarizes the preliminary estimated aggregate fair value of the assets acquired and liabilities assumed in connection with the 2016 acquisitions (in thousands):

Cash	$602
Accounts receivable	849
Other assets	65
Intangible assets	5,860
Goodwill	2,140
Assets acquired	9,516

Accounts payable and accrued expenses	282
Accrued compensation	282
Liabilities assumed	564

Net assets acquired	$8,952

Net assets acquired	$8,952
Less:
Fair value of contingent consideration issued	(1,100)
Cash acquired	(602)
Net cash paid for acquisitions, net of cash acquired	$7,250

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

Pro-forma information (unaudited)

The accompanying historical condensed consolidated financial statements include the results of operations of the 2015 and 2016 acquisitions from the date acquired through September 30, 2016. The 2015 and 2016 acquisitions contributed $7.2 million and $19.5 million of revenue for the three months and nine months ended September 30, 2016, respectively, and $1.4 million and $3.5 million of net income for the three months and nine months ended September 30, 2016. The July 15, 2015 acquisitions contributed revenue of $2.9 million and net income of $0.6 million for both of the three months and nine months ended September 30, 2015.

The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the 2015 and 2016 acquisitions for the three and nine months ended September 30, 2016 and 2015, after giving effect to amortization, depreciation, income tax, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the 2015 acquisitions had been consummated on January 1, 2014 and the 2016 acquisitions had been consummated on January 1, 2015. Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2015 and 2016 acquisitions and does not include operational or other changes which might have been effected by the Company. The unaudited pro forma information for the three and nine months ended September 30, 2016 and 2015 presented below is for illustrative purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenue	$73,235	$74,002	$216,743	$211,862

Net loss	$(4,070)	$(3,989)	$(15,618)	$(58,531)

Note 3.	Accounts Receivable

Accounts receivable consist of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Accounts Receivable	$55,874	$49,142
Less: Allowance for doubtful accounts	(17,028)	(16,291)
Accounts receivable, net	$38,846	$32,851

Note 4.	Goodwill and Intangible Assets

The following table presents adjustments to goodwill during the nine months ended September 30, 2016 and the year ended December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Goodwill, beginning of period	$125,188	$177,774
Acquisitions	2,285	4,139
Goodwill impairment	—	(56,725)
Goodwill, end of period	$127,473	$125,188

The Company’s balances for intangible assets as of September 30, 2016 and December 31, 2015 and the related accumulated amortization are set forth in the table below (in thousands):

		Weighted Average	September 30, 2016
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	8	$130,748	$(111,506)	$19,242
Health care facility agreements	15	15	48,970	(12,897)	36,073
Noncompete agreements	3 – 5	4	6,199	(4,893)	1,306
Total intangible assets			$185,917	$(129,296)	$56,621

		Weighted Average	December 31, 2015
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	8	$130,748	$(99,516)	$31,232
Health care facility agreements	15	15	43,580	(10,303)	33,277
Noncompete agreements	3 – 5	4	5,729	(4,544)	1,185
Total intangible assets			$180,057	$(114,363)	$65,694

The Company recorded amortization expense related to its intangible assets of $5.0 million and $4.8 million for the three months ended September 30, 2016 and 2015, respectively, and $14.9 million and $14.2 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, estimated future amortization expense is as follows (in thousands):

Year Ending December 31,
Remainder of 2016	$4,767
2017	14,081
2018	6,676
2019	4,848
2020	4,727
Thereafter	21,522
$56,621

Note 5.	Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities as of September 30, 2016 and December 31, 2015 consist of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accounts payable and accrued payables	$11,930	$11,513
Reserve for future medical claims	1,997	2,200
Other accrued expenses	4,419	3,126
	$18,346	$16,839

Note 6.	Long-Term Debt

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

On July 31, 2014, the Company entered into a $220.0 million senior secured credit facility with Cerberus Business Finance, LLC. The credit facility consists of a $165.0 million initial term loan, $30.0 million revolving credit line and $25.0 million delayed draw term loan. Prior to the amendments discussed below, the delayed draw term loan facility was available through July 31, 2015 to pay the consideration for acquisitions, as permitted under the credit facility, including acquisition related fees and expenses. The Company used $145.6 million of the $165.0 million proceeds to retire a previous revolving credit facility due May 2015 and term loan facility due May 2016, including accrued interest and fees.

Each of the term loan, revolving credit line and delayed draw term loan under the credit facility has a maturity of five years but is subject to a maturity date of October 14, 2017 if the Senior Notes are not refinanced or their maturity is not extended prior to such date. Under the outstanding term loans, quarterly principal repayments of $0.5 million became due commencing September 30, 2015 and continuing through December 31, 2016. Quarterly principal repayments increase to $0.9 million on March 31, 2017 through June 30, 2018 and to $1.3 million on September 30, 2018 and each quarter end thereafter, with the balance due at maturity. As of September 30, 2016, the balance outstanding under the initial term loan was $162.5 million and the balance outstanding under the delayed draw term loans was $35.0 million. As of September 30, 2016, no amounts were outstanding and the Company had $30.0 million available under its revolving credit facility.

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

In connection with the acquisitions consummated by the Company on July 15, 2015, the Company borrowed the remaining $15.3 million available under the delayed draw term loan. The amount borrowed exceeded the total paid by the Company for eligible acquisitions, inclusive of related expenses, by $5.4 million. The Company entered into third and fourth amendments to its credit facility that extended the period in which the Company was able to use the remaining $5.4 million availability under the $25.0 million delayed draw term loan from July 31, 2015, to October 31, 2015. The Company used the remaining $5.4 million for an acquisition completed on October 29, 2015.

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

Long-term debt consists of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Senior Notes	$200,000	$200,000
Initial term loan	162,500	164,000
Delayed draw term loans	35,000	25,000
Notes payable	133	133
Capital lease obligations	69	129
	397,702	389,262
Less:
Original issue discount, net	(3,036)	(3,877)
Debt issuance costs, net	(4,132)	(5,621)
Current portion	(3,251)	(2,147)
Long-term debt, net of current portion	$387,283	$377,617

As of September 30, 2016, estimated future debt principal payments are as follows (in thousands):

Year Ending December 31,
Remainder of 2016	$589
2017	3,608
2018	204,255
2019 *	189,250
$397,702

*

The estimated future debt principal payments in 2019 reflect the five-year maturity of the Company’s credit facility, which is subject to an earlier maturity date of October 14, 2017 if the Company’s Senior Notes are not refinanced or their maturity is not extended prior to October 14, 2017.

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

During the three and nine months ended September 30, 2016, the Company made payments under contingent notes of $1.6 million and $3.4 million, respectively. During the three and nine months ended September 30, 2015, the Company made payments under contingent notes of $1.0 million and $2.3 million, respectively. The total fair value of the contingent consideration reflected in the accompanying condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 is $12.0 million and $13.1 million, respectively.

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

During the three and nine months ended September 30, 2016, the Company paid the entity $38,000 and $0.2 million during the three and nine months ended September 30, 2016, respectively, and $0.1 million and $0.2 million during the three and nine months ended September 30, 2015, respectively.

As of September 30, 2016, the Company owed to the entity $15,000, and no balance was owed to the entity as of December 31, 2015, under this arrangement.

Management and Financial Advisory Agreement

On June 2, 2006, the Company, through its wholly-owned subsidiary, and two members of the Company entered into a management services agreement. On June 12, 2009, the management agreement was amended to substitute a new member for one of the original members. The agreement calls for the members and their affiliates to provide certain financial and management advisory services in connection with the general business planning and forecasting and acquisition and divestiture strategies of the Company. In exchange for the services, the Company is required to pay fees equal to 1.0% of revenues plus expenses to the members.

In connection with an amendment to the Company’s previous credit facility in April 2013, the Company agreed to not make any payments of management or similar fees until payment in full of all loans under the credit facility, provided that such management fees continue to accrue. Management fees to the Company’s members up to 1% of net revenue are permitted under the current credit facility but may not be paid until payment in full of all loans thereunder and the Company continues to accrue management fees. The Company expects to not pay management fees through September 30, 2017. As of September 30, 2016 and December 31, 2015, $10.8 million and $8.6 million, respectively, of these management fees are reflected in long-term liabilities in the accompanying condensed consolidated balance sheets. The condensed consolidated statements of operations include management fees of $0.7 million for each of the three month periods ended September 30, 2016 and 2015, respectively, and $2.1 million and $1.9 million for the nine months ended September 30, 2016 and 2015, respectively. The Company paid no management fees under the management services agreement during the three and six month periods ended September 30, 2016 and 2015.

Facilities Lease Agreements

The Company leases certain of its facilities from entities owned by physician employees or affiliated physicians who are also former owners of the acquired practices. The Company currently leases six of its facilities from affiliated physicians or entities. One of these six leases is on a month to month basis and the others terminate in April 2017, January 2018, December 2019, October 2020 and June 2022. In aggregate, the six leases provide for monthly aggregate base payments of approximately $90,000. Rent paid to the related entities was $0.3 million for each of the three month periods ended September 30, 2016 and 2015, and $0.8 million and $0.7 million for the nine months ended September 30, 2016 and 2015, respectively.

Management and Financial Consultancy Services Agreement

On March 12, 2013, Daniel D. Crowley was appointed as the Chief Executive Officer and President of the Company. In connection with the appointment of Mr. Crowley, the Company entered into an agreement with Dynamic Healthcare Solutions (“DHS”), of which Mr. Crowley is the founder, sole owner and a principal. Pursuant to the agreement, the Company pays DHS a monthly fee of $100,000, plus reasonable out of pocket expenses and hourly fees for DHS staff (other than Mr. Crowley) that provide services under the agreement. The agreement may be terminated by the board of managers of the Company with thirty days notice with or without cause and without the payment of termination fees. In addition, the agreement requires the Company to pay DHS a success fee in the event that a change of control of the Company occurs at any time during the term of the agreement or the one-year period following the termination of the agreement. The amount of the success fee would be based on the aggregate transaction value received by the Company at the time of the change of control event. Other than the agreement with DHS, Mr. Crowley does not receive any direct or indirect compensation or benefits from the Company. The Company paid $0.6 million and $0.8 million to DHS during the three months ended September 30, 2016 and 2015, respectively, and $1.6 million and $2.4 million during the nine months ended September 30, 2016 and 2015, respectively. A retainer of $0.2 million is included in deposits and other non-current assets as of September 30, 2016 and December 31, 2015.

Healthcare Administration Services

Effective December 1, 2013 the Company entered into an agreement with HealthSmart Benefit Solutions, Inc. (“HBS”), of which Mr. Crowley served as the Executive Chairman and President through July 2014. Mr. Crowley has not been affiliated with HBS since that time Pursuant to the agreement, the Company paid fees to HBS of approximately $20,000 per month to process claims under its self-insured health benefits plan and to perform other health plan related services. Premiums for the Company’s stop loss coverage were collected by HBS and remitted to the coverage provider. Effective June 1, 2015, the Company transitioned the administration of its health plan benefits to another provider, however HBS continued to process claims through May 31, 2016, for dates of service prior to June 1, 2015. The Company paid, inclusive of the stop loss premiums, to HBS $14,000, during the three months ended September 30, 2015, and $27,000 and $1.2 million during the nine months ended September 30, 2016 and 2015, respectively.  The Company made no payments to HBS during the three months ended September 30, 2016.  No balance was owed by the Company to HBS as of September 30, 2016 and December 31, 2015.

Acquisition Consulting Services

The Company has engaged Crowley Corporate Legal Strategy (“CCLS”), on an as needed basis, to provide legal services. Matt Crowley is a principal of CCLS and son of Daniel D. Crowley, the Company’s Chief Executive Officer. The Company paid to CCLS $16,000 and $45,000, during the three months ended September 30, 2016 and 2015, respectively, and $59,000 and $91,000 for the nine months ended September 30, 2016 and 2015, respectively.

Executive Consulting Agreement

The Company had a consulting agreement through February 2016 with Mr. James New, a current Board member and an owner of the Company’s limited liability company units and former CEO of the Company. Pursuant to the consulting agreement, Mr. New provided consulting services as requested by the Company for a fee of $12,500 per month.  Inclusive of travel reimbursement for Board meetings, the Company paid to Mr. New $2,000 and $28,000 during the three months ended September 30, 2016 and 2015, respectively, and $29,000 and $108,000 during the nine months ended September 30, 2016 and 2015, respectively. No amounts were owed by the Company to Mr. New as of September 30, 2016 or December 31, 2015.

Broker of Record

OmegaComp acted as broker of record to the Company with respect to health coverage in 2015. Daniel D. Crowley is Executive Chairman and majority owner of OmegaComp. OmegaComp received commissions from carriers of $77,000 and $26,000, during the three months ended September 30, 2016 and 2015, respectively, and $226,000 and $118,000, during the nine months ended September 30, 2016 and 2015, respectively, which amounts were included in premiums paid by the Company for insurances, benefits and services OmegaComp arranged on the Company’s behalf.

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

Client Interface Services

One of the Company’s members holds a minority ownership interest in an entity that the Company has engaged, from time to time, to provide client interface services.  The Company paid the entity $22,000 and $0.2 million during the three and nine months ended September 30, 2016, respectively, and $17,000 and $0.1 million during the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, the Company owed to the entity $16,000, and no balance was owed to the entity as of December 31, 2015 for these services.

Note 9.	Equity-Based Compensation

On July 6, 2011, the Company adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan for the grant of options to purchase units of Aurora Diagnostics Holdings, LLC to employees, officers, managers, consultants and advisors of the Company and its affiliates. As of September 30, 2016, the Company has authorized the grant of up to 1,931,129 options and reserved the equivalent number of units for issuance upon the future exercise of awards pursuant to the plan. As of September 30, 2016, 1,510,500 options were outstanding and an additional 420,629 options were available for grant. Out of the total 1,510,500 options outstanding as of September 30, 2016, 974,725 were vested and 535,775 were unvested.

No options were granted or exercised and 34,500 options were forfeited during the nine months ended September 30, 2016. Selling, general and administrative expenses included equity compensation expense of $28,000 and $55,000 for the three months ended September 30, 2016 and 2015, respectively, and $0.1 million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the total remaining unamortized equity compensation cost was approximately $0.1 million.

Note 10.	Commitments and Contingencies

During the ordinary course of business, the Company has become and may in the future become subject to pending and threatened legal actions and proceedings. The Company may have liability with respect to its employees and its pathologists. Medical malpractice claims are generally covered by insurance. While the Company believes the outcome of any such pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity, if the Company is ultimately found liable under any medical malpractice claims, there can be no assurance the Company’s medical malpractice insurance coverage will be adequate to cover any such liability. The Company had accrued approximately $2.0 million and $2.2 million as of September 30, 2016 and December 31, 2015, respectively, for future medical malpractice claims.

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

During 2011, the Company received claims of overpayments from the U.S. Veterans Administration, or VA, for a total of $1.6 million. In August 2015, the Company and the VA entered into a final settlement, under which the Company will pay $1.2 million to the VA in twelve monthly installments of $100,000. As of December 31, 2015, the Company had recorded an accrued liability for the settlement of $0.8 million. As of September 30, 2016 the settlement had been paid in full.

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

Future payments under contingent notes will be made if the practices achieve stipulated levels of results and contract retention as outlined in their respective agreements. Any future payments of contingent consideration will be reflected in the change in the fair value of the contingent consideration. As of September 30, 2016, the fair value of contingent consideration related to acquisitions was $12.0 million, representing the present value of approximately $16.1 million in estimated future payments through 2021.

Purchase Obligations

The Company has entered into non-cancelable commitments to purchase reagents and other laboratory supplies. Under these agreements, the Company must purchase minimum amounts of reagents and other laboratory supplies through 2021.

At September 30, 2016, the remaining minimum purchase commitments are as follows:

Year Ending December 31,
Remainder of 2016	$634
2017	2,025
2018	834
2019	794
2020	787
Thereafter	97
$5,171

In connection with certain of these commitments, the Company received lab testing equipment, to which the Company has either received title, or will receive title upon fulfillment of its purchase obligations under the respective commitment. The Company recorded the obligation under purchase commitment for the fair market value of the equipment, reduced by the cash paid. The remaining obligations under purchase commitments included in other liabilities in the accompanying condensed consolidated balance sheets were $1.5 million and $1.6 million as of September 30, 2016 and December 31, 2015, respectively.

Note 11.	Fair Value of Financial Instruments

Recurring Fair Value Measurements

As of September 30, 2016 and December 31, 2015, the fair value of contingent consideration related to acquisitions was $12.0 million and $13.1 million, respectively. The fair value of contingent consideration is derived using valuation techniques that incorporate unobservable inputs and are considered Level 3 items. The Company utilizes a present value of estimated future payments approach to estimate the fair value of the contingent consideration. Estimates for fair value of contingent consideration primarily involve two inputs, which are (i) the projections of the financial performance of the acquired practices that are used to calculate the amount of the payments and (ii) the discount rates used to calculate the present value of future payments. Changes in either of these inputs will impact the estimated fair value of contingent consideration. At September 30, 2016 the discount rates ranged from 14% to 19%.

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of September 30, 2016 (in thousands):

			Significant Other	Significant
		Quoted Prices	Observable	Unobservable
		in Active Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Current portion of fair value of contingent consideration	$5,569	$—	$—	$5,569
Fair value of contingent consideration, net of current portion	$6,410	$—	$—	$6,410

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of December 31, 2015 (in thousands):

			Significant Other	Significant
		Quoted Prices	Observable	Unobservable
		in Active Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Current portion of fair value of contingent consideration	$4,820	$—	$—	$4,820
Fair value of contingent consideration, net of current portion	$8,320	$—	$—	$8,320

The following is a roll-forward of the Company’s Level 3 fair value instruments for the nine months ended September 30, 2016 (in thousands):

	Beginning	Total (Gains) /			Ending
	Balance	Losses Realized			Balance
	January 1, 2016	and Unrealized	Issuances	Settlements	September 30, 2016
Contingent consideration	$13,140	$1,146	$1,100	$(3,407)	$11,979

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

As of September 30, 2016 and December 31, 2015, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value based on the short maturity of these instruments. As of September 30, 2016 and December 31, 2015, the fair value of the Company’s debt was $357.7 million and $332.1 million, respectively. The Company uses quoted market prices and yields for the same or similar types of borrowings in active markets when available to determine the fair value of the Company’s debt. These fair values are considered Level 2 items.

Note 12.	Income Taxes

The Company is a Delaware limited liability company. For federal income tax purposes, the Company is treated as a partnership. Accordingly, the Company is generally not subject to income taxes and the income attributable to the limited liability company is distributed to the members in accordance with the terms of the operating agreement. However, certain of the Company’s subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The provision for income taxes for these subsidiaries is reflected in the Company’s condensed consolidated financial statements and includes federal and state taxes currently payable and changes in deferred tax assets and liabilities, excluding the establishment of deferred tax assets and liabilities related to acquisitions. The provision for federal and state taxes was $0.6 million and $10,000 for the three months ended September 30, 2016 and 2015, respectively.  The benefit for federal and state taxes was $0.5 million and $0.8 million for the nine months ended September 30, 2016 and 2015, respectively.

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

The following tables present consolidating financial information as of September 30, 2016 and December 31, 2015 and for the three months and nine months ended September 30, 2016 and 2015 for (i) Aurora Diagnostics Holdings, LLC, (ii) on a combined basis, the subsidiaries of the Company that are guarantors of the Company’s Senior Notes (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of the Company that are not guarantors of the Company’s Senior Notes (the “Non-Guarantor Subsidiaries”). For presentation in the following tables, Subsidiary Guarantors includes revenue and expenses and assets and liabilities for those subsidiaries directly or indirectly 100% owned by the Company, including those entities that have contractual arrangements with affiliated physician groups. Essentially, all property and equipment reflected in the accompanying condensed consolidated balance sheets collateralize the Company’s credit facility. As such, as of September 30, 2016 and December 31, 2015, $2.1 million and $2.2 million, respectively, of property and equipment held by Non-Guarantor Subsidiaries are reflected under Subsidiary Guarantors in the following tables.

Condensed Consolidating Balance Sheets (in thousands):

	Aurora		Non-
	Diagnostics	Subsidiary	Guarantor	Consolidating	Consolidated
September 30, 2016	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$11,683	$44	$335	$—	$12,062
Accounts receivable, net	—	18,769	20,077	—	38,846
Prepaid expenses and other assets	2,354	1,530	1,214	—	5,098
Prepaid income taxes	24	295	122	—	441
Total current assets	14,061	20,638	21,748	—	56,447
Property and equipment, net	1,971	6,033	—	—	8,004
Other Assets:
Intercompany receivable	364,335	—	—	(364,335)	—
Deferred debt issue costs, net	358	—	—	—	358
Deferred financing costs, deposits and other noncurrent assets	1,846	167	90	—	2,103
Goodwill	—	77,440	50,033	—	127,473
Intangible assets, net	—	25,511	31,110	—	56,621
	366,539	103,118	81,233	(364,335)	186,555
	$382,571	$129,789	$102,981	$(364,335)	$251,006
Liabilities and Members' Deficit
Current Liabilities
Current portion of long-term debt	$3,147	$104	$—	$—	$3,251
Current portion of fair value of contingent consideration	—	1,025	4,544	—	5,569
Accounts payable, accrued expenses and other current liabilities	11,985	2,593	3,768	—	18,346
Accrued compensation	2,132	3,405	3,022	—	8,559
Accrued interest	8,805	—	—	—	8,805
Total current liabilities	26,069	7,127	11,334	—	44,530
Intercompany payable	—	153,960	210,375	(364,335)	—
Long-term debt, net of current portion	387,234	49	—	—	387,283
Deferred tax liabilities	—	2,391	3,599	—	5,990
Accrued management fees, related parties	10,780	—	—	—	10,780
Fair value of contingent consideration, net of current portion	—	875	5,535	—	6,410
Other liabilities	1,550	—	1,152	—	2,702
Members' Deficit	(43,062)	(34,613)	(129,014)	—	(206,689)
	$382,571	$129,789	$102,981	$(364,335)	$251,006

	Aurora		Non-
	Diagnostics	Subsidiary	Guarantor	Consolidating	Consolidated
December 31, 2015	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$17,833	$1,198	$54	$—	$19,085
Accounts receivable, net	759	16,317	15,775	—	32,851
Prepaid expenses and other assets	1,890	1,292	1,139	—	4,321
Prepaid income taxes	—	60	115	—	175
Total current assets	20,482	18,867	17,083	—	56,432
Property and equipment, net	2,453	6,193	—	—	8,646
Other Assets:
Intercompany receivable	373,041	—	—	(373,041)	—
Deferred debt issue costs, net	453	—	—	—	453
Deposits and other noncurrent assets	345	143	108	—	596
Goodwill	—	77,110	48,078	—	125,188
Intangible assets, net	118	34,450	31,126	—	65,694
	373,957	111,703	79,312	(373,041)	191,931
	$396,892	$136,763	$96,395	$(373,041)	$257,009
Liabilities and Members' Deficit
Current Liabilities
Current portion of long-term debt	$2,021	$126	$—	$—	$2,147
Current portion of fair value of contingent consideration	—	1,013	3,807	—	4,820
Accounts payable, accrued expenses and other current liabilities	9,979	2,543	4,317	—	16,839
Accrued compensation	2,784	2,378	1,868	—	7,030
Accrued interest	14,228	—	—	—	14,228
Total current liabilities	29,012	6,060	9,992	—	45,064
Intercompany payable	—	170,121	202,920	(373,041)	—
Long-term debt, net of current portion	377,562	55	—	—	377,617
Deferred tax liabilities	—	2,443	4,030	—	6,473
Accrued management fees, related parties	8,633	—	—	—	8,633
Fair value of contingent consideration, net of current portion	—	1,367	6,953	—	8,320
Other liabilities	1,603	—	82	—	1,685
Members' Deficit	(19,918)	(43,283)	(127,582)	—	(190,783)
	$396,892	$136,763	$96,395	$(373,041)	$257,009

Condensed Consolidating Statements of Operations (in thousands):

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
September 30, 2016	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$42,401	$30,834	$73,235
Operating costs and expenses:
Cost of services	—	14,783	23,965	38,748
Selling, general and administrative expenses	5,252	6,749	4,854	16,855
Provision for doubtful accounts	—	1,905	2,073	3,978
Intangible asset amortization expense	—	3,188	1,776	4,964
Management fees, related parties	(3,804)	9,783	(5,246)	733
Merger and acquisition costs	762	—	—	762
Change in fair value of contingent consideration	—	79	87	166
Total operating costs and expenses	2,210	36,487	27,509	66,206
Income (loss) from operations	(2,210)	5,914	3,325	7,029
Other (expense) income:
Interest expense	(6,901)	(711)	(2,932)	(10,544)
Other income	—	—	(5)	(5)
Total other expense, net	(6,901)	(711)	(2,937)	(10,549)
Income (loss) before income taxes	(9,111)	5,203	388	(3,520)
Provision for income taxes	—	162	388	550
Net (loss) income	$(9,111)	$5,041	$—	$(4,070)

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
September 30, 2015	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$39,330	$30,353	$69,683
Operating costs and expenses:
Cost of services	—	15,809	21,116	36,925
Selling, general and administrative expenses	5,682	6,495	4,570	16,747
Provision for doubtful accounts	—	2,300	1,928	4,228
Intangible asset amortization expense	—	3,111	1,696	4,807
Management fees, related parties	2,772	—	(2,075)	697
Merger and acquisition costs	297	—	—	297
Change in fair value of contingent consideration	—	40	140	180
Total operating costs and expenses	8,751	27,755	27,375	63,881
Income (loss) from operations	(8,751)	11,575	2,978	5,802
Other expense:
Interest expense	(7,309)	(479)	(2,702)	(10,490)
Other expense	(2)	—	—	(2)
Total other expense	(7,311)	(479)	(2,702)	(10,492)
Income (loss) before income taxes	(16,062)	11,096	276	(4,690)
Income tax provision (benefit)	—	(266)	276	10
Net (loss) income	$(16,062)	$11,362	$—	$(4,700)

Condensed Consolidating Statements of Operations (in thousands):

	Aurora
For the Nine Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
September 30, 2016	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$122,238	$92,538	$214,776
Operating costs and expenses:
Cost of services	—	47,919	66,451	114,370
Selling, general and administrative expenses	16,822	21,166	15,742	53,730
Provision for doubtful accounts	—	6,356	5,751	12,107
Intangible asset amortization expense	—	9,677	5,256	14,933
Management fees	2,162	9,783	(9,797)	2,148
Merger and acquisition costs	1,338	—	—	1,338
Change in fair value of contingent consideration	—	169	977	1,146
Total operating costs and expenses	20,322	95,070	84,380	199,772
Income (loss) from operations	(20,322)	27,168	8,158	15,004
Other (expense) income:
Interest expense	(20,811)	(2,098)	(8,585)	(31,494)
Other income	—	—	-	-
Total other expense, net	(20,811)	(2,098)	(8,585)	(31,494)
Income (loss) before income taxes	(41,133)	25,070	(427)	(16,490)
Benefit for income taxes	—	(46)	(427)	(473)
Net loss	$(41,133)	$25,116	$—	$(16,017)

	Aurora
For the Nine Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
September 30, 2015	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$110,217	$83,505	$193,722
Operating costs and expenses:
Cost of services	—	45,582	60,582	106,164
Selling, general and administrative expenses	16,384	19,662	13,449	49,495
Provision for doubtful accounts	—	7,206	5,525	12,731
Intangible asset amortization expense	—	9,398	4,770	14,168
Management fees	14,077	—	(12,163)	1,914
Impairment of goodwill and other intangible assets	—	36,001	3,640	39,641
Merger and acquisition costs	694	—	—	694
Change in fair value of contingent consideration	—	110	576	686
Total operating costs and expenses	31,155	117,959	76,379	225,493
Income (loss) from operations	(31,155)	(7,742)	7,126	(31,771)
Other (expense) income:
Interest expense	(21,097)	(1,556)	(7,781)	(30,434)
Other income	—	1	3	4
Total other expense, net	(21,097)	(1,555)	(7,778)	(30,430)
Loss before income taxes	(52,252)	(9,297)	(652)	(62,201)
Benefit for income taxes	—	(160)	(652)	(812)
Net loss	$(52,252)	$(9,137)	$—	$(61,389)

Condensed Consolidating Statements of Cash Flows (in thousands):

	Aurora
For the Nine Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
September 30, 2016	Holdings, LLC	Guarantors	Subsidiaries	Total
Net (loss) income	$(41,133)	$25,116	$—	$(16,017)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	3,299	11,890	6,973	22,162
Changes in assets and liabilities	31,189	(35,947)	(3,935)	(8,693)
Net cash (used in) provided by operating activities	(6,645)	1,059	3,038	(2,548)
Net cash used in investing activities	(7,730)	(2,167)	(2,757)	(12,654)
Net cash provided by (used in) financing activities	8,225	(46)	—	8,179
Net decrease in cash and cash equivalents	(6,150)	(1,154)	281	(7,023)
Cash and cash equivalents, beginning of period	17,833	1,198	54	19,085
Cash and cash equivalents, end of period	$11,683	$44	$335	$12,062

	Aurora
For the Nine Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
September 30, 2015	Holdings, LLC	Guarantors	Subsidiaries	Total
Net loss	$(52,252)	$(9,137)	$—	$(61,389)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	3,493	46,926	8,279	58,698
Changes in assets and liabilities	39,115	(37,248)	(5,927)	(4,060)
Net cash provided by (used in) operating activities	(9,644)	541	2,352	(6,751)
Net cash used in investing activities	(9,300)	(646)	(2,296)	(12,242)
Net cash provided by (used in) financing activities	13,110	(41)	—	13,069
Net increase (decrease) in cash and cash equivalents	(5,834)	(146)	56	(5,924)
Cash and cash equivalents, beginning of period	26,209	192	21	26,422
Cash and cash equivalents, end of period	$20,375	$46	$77	$20,498

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Through organic growth and a series of strategic acquisitions, we have achieved a large geographic footprint and a leading presence in our local markets. As of September 30, 2016, we operated 26 community-based pathology practices with over 160 board-certified pathologists on staff, and our clients included over 13,000 referring physicians and 99 hospitals across 45 states. Our referring physicians include dermatologists, obstetricians and gynecologists, family practitioners, gastroenterologists, urologists, general surgeons and oncologists. We also serve as laboratory medical director for 362 laboratory sites across the country, including our 99 hospital clients, reflecting the recent addition of two new hospital clients in the Northeast and one on the West Coast.

In 2013, we established the Aurora Research Institute (“ARI”), a revenue-generating services platform that leverages the expertise of our pathologists, laboratory resources and sizeable library of biospecimens for the development of therapeutics and companion diagnostics for leading global pharmaceutical and biotechnology companies. For the year ended December 31, 2015, ARI contributed net revenue of $3.5 million, or approximately 1.3% of our total net revenue.

For the year ended December 31, 2015 and the nine months ended September 30, 2016, we processed approximately 2.1 million and 1.6 million accessions, respectively. An accession may include one or more specimens received by our pathology practices originated from a single patient visit to a referring physician concerning a particular condition. For the year ended December 31, 2015 and the nine months ended September 30, 2016, we generated net revenue of $263.7 million and $214.8 million, respectively.

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

Reimbursement Rates

Changes to the reimbursement rates paid by our payors impact our net revenue per accession. When we bill our services to third party payors and uninsured patients, we use a company-generated fee schedule that is generally set at billing rates that are higher than our anticipated reimbursement rates. Our billings for services to third party payors are then reimbursed in accordance with the set or negotiated reimbursement rates of the applicable payor. On the other hand, when we bill our services to physicians, which are not reimbursed by third party payors, we use a negotiated fee schedule, and when we bill Medicare for specialized diagnostic services, we are subject to a Medicare physician fee schedule and, to a lesser degree, a clinical laboratory fee schedule, both of which are updated annually. Our revenue is recorded net of the estimated differences between the amount billed in accordance with the prescribed fee schedule and the estimated payment to be received from third party payors, including Medicare. As a result, any changes to the reimbursements rates for our services or the fee schedules at which we bill our services will impact our financial results. We have historically faced, and expect to continue to face, pressure on reimbursement rates as government payors and private insurers take steps to control the cost, use and delivery of health care services, including diagnostic testing services. Government regulations can impact our reimbursement rates and financial results.

On November 2, 2016, the Centers for Medicare & Medicaid Services (CMS) issued its 2017 Physician Fee Schedule, which we refer to as the 2017 Fee Schedule.  In the 2017 Fee Schedule, CMS effectuated reductions to CPT Code 88305, which is the CPT Code we bill most frequently, of approximately 6.8%. Reimbursement rates for flow cytometry codes were also reduced by approximately 19%.  Based on our current level of reimbursement from Medicare, we estimate the changes to the 2017 Fee Schedule would result in a reduction of our annualized Medicare revenue of approximately $3.3 million.

In addition, we are currently in negotiation with a regional private insurance company that has notified us of their intent to reduce their reimbursement for our services.  At this time, we are unable to predict the ultimate impact of these negotiations.

In response to the reductions by CMS, as well as potential reductions from private insurance companies, we have undertaken a program to increase efficiencies and reduce costs, including a reduction in our staffing.  We estimate the implementation of this program, which is expected to be fully implemented by January 1, 2017, will reduce our expenses by approximately $3.9 million annually.

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

Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). As an emerging growth company, we have elected to provide reduced reporting and are not subject to other obligations generally applicable to public companies, including disclosure about our executive compensation arrangements and the auditor attestation requirement in the assessment of our internal control over financial reporting. In addition, we may take advantage of an extended transition period for complying with new or revised accounting standards under the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

The information that we provide may be different than what is available with respect to other public companies due to these reduced reporting obligations.

Results of Operations

The following table outlines our results of operations as a percentage of net revenue for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	52.9%	53.0%	53.3%	54.8%
Selling, general and administrative expenses	23.0%	24.0%	25.0%	25.5%
Provision for doubtful accounts	5.4%	6.1%	5.6%	6.6%
Intangible asset amortization expense	6.8%	6.9%	7.0%	7.3%
Management fees	1.0%	1.0%	1.0%	1.0%
Impairment of goodwill	0.0%	0.0%	0.0%	20.5%
Merger and acquisition transaction costs	1.0%	0.4%	0.6%	0.4%
Change in fair value of contingent consideration	0.2%	0.3%	0.5%	0.4%
Total operating costs and expenses	90.4%	91.7%	93.0%	116.4%
Income (loss) from operations	9.6%	8.3%	7.0%	(16.4)%
Other income (expense):
Interest expense	(14.4)%	(15.1)%	(14.7)%	(15.7)%
Other income / (expense)	0.0%	0.0%	0.0%	0.0%
Total other expense, net	(14.4)%	(15.1)%	(14.7)%	(15.7)%
Loss before income taxes	(4.8)%	(6.7)%	(7.7)%	(32.1)%
Provision (benefit) for income taxes	0.8%	0.0%	(0.2)%	(0.4)%
Net Loss	(5.6)%	(6.7)%	(7.5)%	(31.7)%

Our historical consolidated operating results do not reflect the results of operations of our 2015 and 2016 acquisitions prior to the effective date of those acquisitions. As a result, our historical consolidated operating results may not be indicative of what our results of operations will be for future periods.

Comparison of the Three Months Ended September 30, 2016 and 2015

Net revenue

Net revenue for the quarter ended September 30, 2016 was $73.2 million on accession volume of 540,000, inclusive of approximately $7.2 million of revenue and 39,000 accessions from the practices acquired in 2015 and 2016. Net revenue at the practices we have operated for the full periods in both 2016 and 2015, which we refer to herein as our existing practices, decreased by approximately 1%, or $0.7 million, to approximately $66.1 million for the quarter ended September 30, 2016, compared to $66.8 million for the quarter ended September 30, 2015. Existing practice accession volume was 501,000, a decrease of approximately 5% for the quarter ended September 30, 2016, compared to 529,000 for the quarter ended September 30, 2015. The average revenue per accession for our existing practices for the quarter ended September 30, 2016 increased by about 5%, to $132, compared to $126 for the same period in 2015. The decrease in existing practice revenue was primarily related to lower volume from certain continuing clients as well as client attrition, partially offset by changes in service mix and higher Medicare reimbursement under the 2016 Physician Fee Schedule.

Cost of services

Cost of services for the quarter ended September 30, 2016 was $38.7 million, including $3.7 million for practices acquired in 2015 and 2016. Cost of services at existing practices decreased approximately $0.6 million, or 2%, to $35.0 million for the quarter ended September 30, 2016, from $35.6 million for the quarter ended September 30, 2015, primarily as a result of lower practice supplies costs which correlate to lower volume, lower personnel related costs and reductions in medical liability.

As a result of the preceding factors, cost of services was 52.9% of net revenue for the quarter ended September 30, 2016, compared to 53.0% for the quarter ended September 30, 2015. Gross margin was 47.1% for the quarter ended September 30, 2016, compared to 47.0% for the quarter ended September 30, 2015.

Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $0.2 million, or less than 1%, to $16.9 million for the quarter ended September 30, 2016, including approximately $0.6 million related to practices acquired in 2015 and 2016, from approximately $16.7 million for the quarter ended September 30, 2015. Selling, general and administrative expenses for the quarter ended September 30, 2016, compared to the corresponding period in the prior year, was approximately $0.3 million higher at practices acquired in 2015 and 2016 and approximately $0.1 million higher at our existing practices. Compared to the corresponding period in the prior year, selling, general and administrative expenses at corporate decreased by approximately $0.2 million due to lower personnel related costs.

As a result of the preceding factors, selling, general and administrative expenses were approximately 23.0% of net revenue for the quarter ended September 30, 2016, compared to 24.0% for the quarter ended September 30, 2015.

Provision for doubtful accounts

Our provision for doubtful accounts decreased approximately $0.2 million, or 6%, to $4.0 million for the quarter ended September 30, 2016, from $4.2 million for the quarter ended September 30, 2015. As a percentage of net revenue, the provision for doubtful accounts decreased to 5.4% for the quarter ended September 30, 2016, compared to 6.1% for the quarter ended September 30, 2015. The decrease in the provision for doubtful accounts for the quarter ended September 30, 2016 primarily related to changes in our collections processes which have improved our collections results.

The Company’s consolidated provision for doubtful accounts could be positively or negatively impacted by various factors including, among other things, changes in payor mix and the provision for doubtful accounts for practices that we acquire.

Intangible asset amortization expense

Amortization expense increased to $5.0 million for the quarter ended September 30, 2016, from $4.8 million for the quarter ended September 30, 2015, as a result of amortization of finite lived intangible assets recorded for practices acquired in 2015 and 2016. We generally amortize our intangible assets over lives ranging from 3 to 15 years.

Management fees, related parties

Management fees to related parties were approximately $0.7 million for each of the quarters ended September 30, 2016 and September 30, 2015. Management fees are based on 1.0% of net revenue plus expenses.

Merger and acquisition transaction costs

Merger and acquisition transaction costs increased by approximately $0.5 million, to $0.8 million for the quarter ended September 30, 2016, compared to $0.3 million the quarter ended September 30, 2015, reflecting a higher level of transaction activity.

Change in fair value of contingent consideration

For each of the quarters ended September 30, 2016 and September 30, 2015, we recorded expense of $0.2 million for changes in the fair value of contingent consideration issued in connection with our acquisitions. The change in fair value of contingent consideration results from revisions in our projections to reflect recent results, as well as other variables such as the discount rate, the valuation date and actual payments made.

Interest expense

Interest expense was approximately $10.5 million for each of the quarters ended September 30, 2016 and September 30, 2015.

Provision (benefit) for income taxes

We are a Delaware limited liability company for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Diagnostics Holdings, LLC in accordance with the terms of the Aurora Diagnostics Holdings, LLC Limited Liability Company Agreement. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The provision for federal and state income taxes for these subsidiaries, as reflected in our condensed consolidated financial statements, amounted to approximately $0.6 million for the quarter ended September 30, 2016, compared to $10,000 for the quarter ended September 30, 2015, as a result of taxable income recognized for certain of our subsidiaries structured as corporations.

Comparison of the Nine months Ended September 30, 2016 and 2015

Net revenue

Net revenue for the nine months ended September 30, 2016 was $214.8 million on accession volume of 1,604,000, inclusive of approximately $19.5 million of revenue and 107,000 accessions from the practices acquired in 2015 and 2016. Net revenue at our existing practices, increased by approximately 2%, or $4.5 million, to approximately $195.3 million for the nine months ended September 30, 2016, compared to $190.8 million for the nine months ended September 30, 2015. Existing practice accession volume was 1,497,000, a decrease of approximately 2% for the nine months ended September 30, 2016, compared to 1,533,000 for the nine months ended September 30, 2015. The average revenue per accession for our existing practices for the nine months ended September 30, 2016 increased by about 5% to $130, compared to $124 for the same period in 2015. The increase in existing practice revenue was primarily related to changes in service mix, higher Medicare reimbursement under the 2016 Physician Fee Schedule, and higher revenue from ARI, partially offset by lower volume from certain continuing clients as well as client attrition.

Cost of services

Cost of services for the nine months ended September 30, 2016 was $114.4 million, including $10.2 million for practices acquired in 2015 and 2016. Cost of services at existing practices decreased approximately $0.8 million, or less than 1%, to $104.1 million for the nine months ended September 30, 2016, from $104.9 million for the nine months ended September 30, 2015, primarily as a result of lower labs supplies and personnel related costs.  As a result of the preceding factors, cost of services was 53.3% of net revenue for the nine months ended September 30, 2016, compared to 54.8% for the nine months ended September 30, 2015. Gross margin was 46.7% for the nine months ended September 30, 2016, compared to 45.2% for the nine months ended September 30, 2015.

Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $4.2 million, or 9%, to $53.7 million for the nine months ended September 30, 2016, including approximately $1.8 million related to practices acquired in 2015 and 2016, from $49.5 million for the nine months ended September 30, 2015. Compared to the corresponding period in the prior year, selling, general and administrative expenses at corporate increased by approximately $0.5 million due to higher professional fees, including legal and accounting services. Selling, general and administrative expenses at our existing practices for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, increased by $2.2 million. Selling, general and administrative expenses for our existing practices increased approximately $1.2 million for non-cash charges related to two leased locations vacated in the nine months ended September 30, 2016, as well as higher personnel related and billing and collections costs. Despite the preceding factors, selling, general and administrative expenses decreased to approximately 25.0% of net revenue for the nine months ended September 30, 2016, compared to 25.5% for the nine months ended September 30, 2015.

Provision for doubtful accounts

Our provision for doubtful accounts decreased approximately $0.6 million, or 5%, to $12.1 million for the nine months ended September 30, 2016, from $12.7 million for the nine months ended September 30, 2015. As a percentage of net revenue, the provision for doubtful accounts decreased to 5.6% for the nine months ended September 30, 2016, compared to 6.6% for the nine months ended September 30, 2015. The decrease in the provision for doubtful accounts for the nine months ended September 30, 2016 primarily related to changes in our collections processes which have improved our collections results.

Intangible asset amortization expense

Amortization expense increased to $14.9 million for the nine months ended September 30, 2016, from $14.2 million for the nine months ended September 30, 2015, as a result of amortization of finite lived intangible assets recorded for practices acquired in 2015 and 2016. We generally amortize our intangible assets over lives ranging from 3 to 15 years.

Management fees, related parties

Management fees to related parties increased to approximately $2.1 million for the nine months ended September 30, 2016 from $1.9 million for the nine months ended September 30, 2015 as a result of the increase in revenue for the same period. Management fees are based on 1.0% of net revenue plus expenses.

Impairment of goodwill

During nine months ended September 30, 2015, we identified indications of impairment at two of our reporting units. One of the reporting units exhibited lower margins and both of the reporting units experienced lower volume as a result of competition to such an extent as to indicate potential impairment. Regarding these reporting units, we believe the reduction in volume due to attrition in the client base resulted in a reduction in the fair values of the reporting units below their carrying values. As of September 30, 2015, we tested goodwill for impairment at these two reporting units and recorded non-cash impairment charges of $39.6 million to write down the carrying value of goodwill. There were no goodwill impairments for the nine months ended September 30, 2016.

Merger and acquisition transaction costs

Merger and acquisition transaction costs increased to approximately $1.3 million for the nine months ended September 30, 2016, from $0.7 million for the nine months ended September 30, 2015, reflecting a higher level of transaction activity.

Change in fair value of contingent consideration

For the nine months ended September 30, 2016, we recorded non-cash expense of $1.1 million for changes in the fair value of contingent consideration issued in connection with our acquisitions, compared to $0.7 million for the nine months ended September 30, 2015. The change in fair value of contingent consideration results from revisions in our projections to reflect recent results, as well as other variables such as the discount rate, the valuation date and actual payments made.

Interest expense

Interest expense increased by $1.1 million, to approximately $31.5 million for the nine months ended September 30, 2016, compared to $30.4 million for the nine months ended September 30, 2015. The increase in interest expense primarily resulted from approximately $17.0 million average total debt as a result of additional borrowings under the delayed draw term loans to fund acquisitions.

Benefit from income taxes

We are a Delaware limited liability company for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Diagnostics Holdings, LLC in accordance with the terms of the Aurora Diagnostics Holdings, LLC Limited Liability Company Agreement. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The benefit from federal and state income taxes for these subsidiaries, as reflected in our condensed consolidated financial statements, amounted to $0.5 million and $0.8 million for the nine months ended September 30, 2016 and September 30, 2015, respectively, as a result of the taxable income of our subsidiaries are structured as corporations.

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

On July 31, 2014 we entered into a $220.0 million credit facility with Cerberus Business Finance, LLC, which facility, as subsequently amended, we refer to as our senior secured credit facility. Our senior secured credit facility initially consisted of a $165.0 million initial term loan, $30.0 million revolving credit line and $25.0 million delayed draw term loan.  The delayed draw term loan facility was available through October 31, 2015 to pay for acquisitions, including acquisition related fees and expenses. Each of the term loan, revolving credit line and delayed draw term loan under the senior secured credit facility has a maturity of five years but is subject to a maturity date of October 14, 2017 if our Senior Notes are not refinanced or their maturity is not extended, or if the credit facility is not amended and extended, prior to such date.

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

In connection with the acquisitions we consummated on July 15, 2015, we borrowed the remaining $15.3 million available under the delayed draw term loan. The amount we borrowed exceeded the total we paid for eligible acquisitions, inclusive of related expenses, by $5.4 million. Subsequent amendments extended the remaining $5.4 million availability under the $25.0 million delayed draw term loan from July 31, 2015 to October 31, 2015. We used the remaining $5.4 million for an acquisition completed on October 29, 2015.

As of September 30, 2016, we owed $162.5 million under the term loan, $25.0 million under the delayed draw term loan and $10.0 million under the delayed draw term loan B facility. As of September 30, 2016, no amounts were outstanding and we had $30.0 million available under our revolving credit facility.

The senior secured credit facility is secured by essentially all of our assets and unconditionally guaranteed by us and certain of the Company’s and subsequently acquired or organized domestic subsidiaries and is subject to certain financial covenants. The senior secured credit facility requires us to maintain a maximum leverage ratio (based upon the ratio of total funded debt to consolidated EBITDA, net of agreed cash amounts) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to net cash interest expense), each quarter based on the last four fiscal quarters. The maximum leverage ratio as of September 30, 2016 was 10.10:1.00 and becomes more restrictive each quarter through maturity. The minimum interest coverage ratio was 1.00:1.00 as of September 30, 2016 and increases to 1.05:1.00 on December 31, 2017. In addition, we are required to maintain liquidity (defined as availability under the revolving credit facility plus amounts in bank accounts that are subject to the agent’s perfected first priority liens) of at least $5.0 million at any time and $10.0 million on the last business day of each month. We are also subject to other restrictive covenants set forth in our senior secured credit facility.  Generally, we are permitted to make voluntary prepayments under our senior secured credit facility and to reduce the revolving loan commitments at any time. However, subject to certain exceptions, prepayments and commitment reductions are currently subject to a premium equal to 2.0%, which will be reduced to 1.0% effective August 1, 2017 and eliminated entirely after July 31, 2018.

Contingent consideration for acquisitions

In connection with the majority of our acquisitions, we have agreed to pay additional consideration annually over future periods of three to six years, based upon contract retention and the attainment of stipulated levels of operating results by each of the acquired entities, as defined in their respective agreements. The computation of the annual operating results is subject to review and approval by sellers prior to payment. In the event there is a dispute, the Company will pay the undisputed amount and then take reasonable efforts to resolve the dispute with the sellers. If the sellers are successful in asserting their dispute, the Company could be required to make additional payments in future periods. We made contingent note payments of $3.4 million and $2.3 million in the nine months ended September 30, 2016 and the nine months ended September 30, 2015, respectively.

As of September 30, 2016, the total maximum future payments of contingent consideration issued in acquisitions was $19.7 million. Lesser amounts will be paid or no payments will be made for earnings below the maximum level of stipulated earnings or if the stipulated contracts are not retained. We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. These estimates involve significant projections regarding future performance of the acquired practices. If actual future results differ significantly from current estimates, the actual payments for contingent consideration will differ correspondingly. As of September 30, 2016, the fair value of contingent consideration related to acquisitions was $12.0 million, representing the present value of approximately $16.1 million in estimated future payments through 2021.

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

Medical Malpractice Insurance

We are insured on a claims-made basis up to our policy limits through a third party malpractice insurance policy. We establish reserves, on an undiscounted basis, for self-insured deductibles, claims incurred and reported and claims incurred but not reported (“IBNR”) during the policy period. We had recorded medical malpractice liabilities of $2.0 million as of September 30, 2016, which were included in accounts payable, accrued expenses and other current liabilities. We also record a receivable from our insurance carrier for expected recoveries. Expected insurance recoveries, which are included in prepaid expenses and other current assets, were $0.3 million as of September 30, 2016. So long as we maintain third party malpractice insurance policies, the IBNR claims will be covered by such third party policy up to the policy limits.

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

As of September 30, 2016, we had cash and cash equivalents of $12.1 million and working capital of $11.9 million, and we had $30.0 million available under our revolving credit facility. Our primary uses of cash are to fund our operations, service debt, including payments due under our contingent notes, make acquisitions and purchase property and equipment. Cash used to fund our operations excludes the impact of non-cash items, such as the allowance for doubtful accounts, depreciation, impairments of goodwill and other intangible assets, changes in the fair value of the contingent consideration and non-cash stock-based compensation, and is impacted by the timing of our payments of accounts payable and accrued expenses and collections of accounts receivable.

We believe our current cash and cash equivalents together with cash from operations and the amount available under our revolving credit facility will enable us to meet our working capital, capital expenditure, debt service and other funding requirements through September 30, 2017. In order to access the amounts available under our revolving credit facility, we must meet the financial tests and ratios contained in our senior secured credit facility. We currently expect to meet these financial tests and ratios at least through that date. Nonetheless, we may not meet these financial tests and ratios and therefore our ability to access the amounts otherwise available under our revolving credit facility may be limited. Our ability to meet our working capital, capital expenditure, debt service and other funding requirements in the longer term is subject to several factors, including, our ability to refinance our Senior Notes and/or our credit facility prior to October 14, 2017, our ability to raise additional debt or equity capital in a timely manner and on terms acceptable to us, our continued access to amounts available under our revolving credit facility, our ability to implement our business strategy and the absence of material adverse developments in our business, liquidity or capital requirements.

Net Cash Used In Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2016 was $2.5 million, compared to $6.8 million net cash used in operating activities during the nine months ended September 30, 2015. Net cash provided by operating activities for the nine months ended September 30, 2016 reflected a net loss of $16.0 million and certain adjustments for non-cash items, including $17.8 million of depreciation and amortization, $2.4 million of amortization of original issue discount and debt issue costs, $0.5 million of deferred tax benefit, $1.1 million of non-cash charges for the change in fair value of contingent consideration and $1.2 million non-cash charge for the abandonment of leased facilities. Net cash used in operating activities for the nine months ended September 30, 2016 also reflected increases and decreases in working capital, excluding acquisitions, including a $5.2 million increase in accounts receivable, a $1.0 million increase in prepaid expenses and other current assets, a $1.7 million increase in accounts payable, accrued expenses and other current liabilities, a $1.2 million increase in accrued compensation and a $5.4 million decrease in accrued interest. As of September 30, 2016 our DSO (Days Sales Outstanding) was 48 days, compared to 43 days of September 30, 2015, and 43 days as of December 31, 2015.  Various factors contributed to the increase in DSOs, including Medicare denials currently under appeal, delays in billing due to conversion of billing systems at four of our locations, longer collection cycles on accounts receivable for acquired hospital-based practices and delays in collections by one payor for a credentialing issue resolved in October 2016.

Net Cash Used In Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2016 was $12.7 million compared to $12.2 million during the nine months ended September 30, 2015. Net cash used in investing activities during the nine months ended September 30, 2016 primarily consisted of $7.3 million net cash paid for business  acquisitions, $3.4 million for contingent note payments and $2.0 million for purchases of property and equipment.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 was $8.2 million compared to $13.1 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, we borrowed $10.0 million under the delayed draw term loan, repaid $1.5 million under the initial term loan and paid $0.3 million of financing transaction costs.

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (Adjusted EBITDA)

We define EBITDA as earnings before interest, taxes, depreciation and amortization, and Adjusted EBITDA as EBITDA further adjusted for impairment of goodwill, management fees, equity-based compensation, changes in fair value of contingent consideration, abandoned facility costs, merger and acquisition transaction costs, cost savings for reductions in force, implementation of a laboratory systems upgrade, pro forma acquired EBITDA, and certain other charges. We believe that disclosing EBITDA and Adjusted EBITDA provides additional information to investors, enhancing their understanding of our financial performance and providing them an important financial metric used to evaluate performance in the health care industry.

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

EBITDA and Adjusted EBITDA are not determined in accordance with GAAP and should not be considered in isolation or as substitutes for measures of our financial performance as determined in accordance with GAAP, such as net income and operating income. Because other companies may calculate EBITDA and Adjusted EBITDA differently than we do, EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. EBITDA and Adjusted EBITDA have other limitations as analytical tools when compared to the use of net income, which we believe is the most directly comparable GAAP financial measure, including:

•	EBITDA and Adjusted EBITDA do not reflect the provision of income tax expense of our subsidiaries;
•	EBITDA and Adjusted EBITDA do not reflect the interest expense we incur;
•	EBITDA and Adjusted EBITDA do not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges; and
•	Adjusted EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards.

The following is a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016 (I)	2015 (I)	2016 (I)	2015 (I)
Net loss	$(4,070)	$(4,700)	$(16,017)	$(61,389)
Interest expense	10,544	10,490	31,494	30,434
Income taxes	550	10	(473)	(812)
Depreciation and amortization	5,887	5,884	17,792	17,371
EBITDA	12,911	11,684	32,796	(14,396)
Impairment of goodwill	—	—	—	39,641
Management fees (A)	733	697	2,148	1,914
Equity-based compensation	28	55	111	193
Changes in fair value of contingent consideration (B)	166	180	1,146	686
Abandoned facility costs (C)	—	—	1,139	—
Merger and acquisition transaction costs (D)	762	297	1,338	694
Cost savings for reductions in force (E)	93	155	375	1,525
Implementation of laboratory systems upgrade (F)	227	164	417	296
Pro forma acquired EBITDA (G)	—	130	501	2,130
Other charges(H)	26	(436)	227	687
Adjusted EBITDA	$14,946	$12,926	$40,198	$33,370

(A)

Represents fees for management services provided by Summit Partners and KRG Capital Partners pursuant to a management services agreement.  Since April 2013, we have accrued but not paid management fees to comply with the terms of the senior secured credit facility.

(B)

Represents non-cash changes in the fair value of contingent consideration payable by us in connection with our acquisitions.  The changes related to numerous variables, including discount rate, remaining pay out period and the projected performance for each acquisition.

(C)

Represents $1.0 million of non-cash charges to accrue the present value of contractual rent and $43,000 of non-cash charges to write off equipment in connection with the Company’s decision to vacate a facility in Las Vegas, Nevada in January 2016 and $86,000 of non-cash charges to write off equipment in connection with the Company’s decision to vacate a facility in Tampa, Florida in March 2016.

(D)

Amounts represent merger and acquisition transaction costs, including legal fees, of $0.8 million and $0.3 million for the three months ended September 30, 2016 and 2015, respectively, and $1.3 million and $0.7 million, for the nine months ended September 30, 2016 and 2015, respectively.

(E)

Represents payments made in three and nine months ended September 2015 and 2016 to employees whose positions were permanently eliminated in those periods to improve profitability and margin in response to rate pressure specific to those periods, in each case assuming the employees had been terminated at the beginning of the relevant period.

(F)

Represents one-time expenses relating to a company-wide initiative to standardize our laboratory procedures and implement a common LIS system in our existing laboratories. As of September 30, 2016, we had standardized approximately 40% of the laboratories included in this initiative We are in the process of standardizing the remaining laboratories and we do not expect these expenses to recur once all our existing laboratories have been standardized.

(G)

Amounts represent the incremental Adjusted EBITDA that we estimate would have been contributed by acquired practices for the period, assuming the acquisitions occurred on the first day of the period. For the three months ended September 30, 2015, represents the incremental Adjusted EBITDA of $0.1 million that we estimate would have been contributed by the two pathology practices we acquired in Texas on July 15, 2015. For the nine months ended September 30, 2016, represents the incremental Adjusted EBITDA of approximately $0.5 million that we estimate would have been contributed by the pathology practice we acquired in Oregon on March 31, 2016 and the incremental Adjusted EBITDA of $51,000 that we estimate would have been contributed by the pathology practice we acquired in Florida on April 8, 2016. For the nine months ended September 30, 2015, represents the incremental Adjusted EBITDA of approximately $2.1 million that we estimate would have been contributed by the two pathology practices we acquired in Texas on July 15, 2015. In each case, our estimates of incremental Adjusted EBITDA are based on due diligence quality of earnings reports prepared for us in connection with the applicable acquisitions.

(H)

Includes (i) costs and expenses paid to Dynamic Healthcare Solutions, LLC (“DHS”) for support services of $26,000 and $79,000 and for the three months ended September 30, 2016 and 2015, respectively, and $0.2 million and $0.4 million, for the nine months ended September 30, 2016 and 2015, respectively, for project-specific support services that in future periods will be performed by company employees with no incremental cost to the Company, (ii) separation costs of $39,000 for the three months ended September 30, 2015, and $25,000 and $114,000 for the nine months ended September 30, 2016 and 2015, respectively, paid to a former chief executive officer following his retirement in 2011 pursuant to a consulting agreement that terminated on March 1, 2016, and (iii) a gain of ($0.5 million) and costs of $0.2 million for the three and nine months ended September 30, 2015, respectively, in connection with our auditor transition in 2015, consisting of $0.7 million of costs incurred in the first half of 2015, subsequently offset by a payment of approximately $0.5 million received from our former auditor in the three months ended September 30, 2015.

(I)

The Adjusted EBITDA presented in this table does not reflect adjustments of other amounts that may be added back pursuant to our credit facility and the indenture governing our Senior Notes of $0.2 million and $0.9 million for the three months ended September 30, 2016 and 2015, respectively, and $0.9 million for each of the nine month periods ended September 30, 2016 and 2015, respectively.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

During the nine months ended September 30, 2016, there were no material changes in our commitments or contractual liabilities outside of the ordinary course of business.

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

On November 2, 2016, the Centers for Medicare & Medicaid Services (CMS) issued its 2017 Physician Fee Schedule, which we refer to as the 2017 Fee Schedule.  In the 2017 Fee Schedule, CMS effectuated reductions to CPT Code 88305, which is the CPT Code we bill most frequently, of approximately 7%. Reimbursement rates for flow cytometry codes were also reduced by approximately 19%. Based on our current Medicare business mix, we estimate the changes to the 2017 Fee Schedule would result in a reduction of our annualized Medicare revenue of approximately $3.3 million.

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

2015 Acquisitions

On July 15, 2015, we acquired the assets of two pathology practices and a billing service, all located in Texas. On October 29, 2015, we acquired 100% of the equity of a pathology practice in Ohio. We paid a combined total of $15.4 million of cash in the aggregate at closing for the two acquisitions and issued contingent notes payable over from three to six years. Payments under the contingent notes will be paid annually, up to a maximum of $11.9 million over the term of the notes, subject to the retention of certain key facility contracts, future financial results and the cash received under specified client contracts. We used the available cash under our $25.0 million delayed draw term loan to pay the $15.4 million cash portion of the purchase price for the acquisitions.

2016 Acquisitions

On March 31, 2016, we acquired 100% of the equity of a hospital-based pathology practice located in Oregon. On April 8, 2016, we acquired 100% of the equity of a second hospital-based pathology practice in Florida. In connection with these 2016 acquisitions, we paid total net cash of $7.2 million and issued contingent notes payable over three years. Payments under the contingent notes will be paid annually, up to a maximum of $1.5 million over the term of the note, subject to the future financial performance of the acquired practice and the retention of a key facility contract. We used the available cash under its $40.0 million delayed draw term loan B to pay the $7.2 million cash portion of the purchase price for the acquisition.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition, or results of operations. The risks described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2015 are not the only risks that we face. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or results of operations. There have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

AURORA DIAGNOSTICS HOLDINGS, LLC

Date: November 10, 2016	By:	/s/ Michael C. Grattendick
Michael C. Grattendick
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)