Form 10-K
period 2016-12-31
AURORA DIAGNOSTICS HOLDINGS LLC
filed 2017-03-31
CIK 1367832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The information provided in this Annual Report on Form 10-K for the year ended December 31, 2016, including the consolidated financial statements and notes thereto, is that of Aurora Diagnostics Holdings, LLC and its subsidiaries and affiliates. The terms “we,” “us,” “our,” “Aurora Diagnostics,” “Aurora Holdings,” and the “Company” typically refer to Aurora Diagnostics Holdings, LLC and its subsidiaries, as well as the professional associations and professional corporations, which are separate legal entities that it controls through contractual arrangements.

Corporate History

We were organized in the State of Delaware as a limited liability company on June 2, 2006 to develop and operate as a diagnostic services company. We have grown our business significantly since our founding, driven largely by the acquisition of local and regional pathology practices across the United States. Since our formation, we have completed 31 acquisitions of diagnostic services companies and currently operate 26 primary locations across the United States.  We have achieved a national footprint and a leading presence in our local markets, upon which we are building a more integrated and larger-scale diagnostics company which processed over 2.1 million accessions for the year ended December 31, 2016.

Overview

We are a leading independent pathology services and cancer diagnostics company. We provide integrated diagnostic consultations, information services and personalized medicine services tailored to the patients of our referring physicians, hospitals and hospital systems. We also provide research services to pharmaceutical companies and other research entities. Our highly-trained, subspecialized pathologists deliver comprehensive diagnostic opinions of a patient’s condition and work collaboratively with referring physicians to determine appropriate treatments. We have established long-standing relationships with our referring physicians as a result of our locally provided diagnostic services, frequent diagnostic consultations and flexible information technology (“IT”) solutions that are customizable to our clients’ needs. Our client-centered approach to providing diagnostic services is driven by our belief that the practice of medicine and the delivery of healthcare are both personal and best delivered locally.

Through organic growth and a series of strategic acquisitions, we have achieved a large geographic footprint and a leading presence in our local markets. As of December 31, 2016, we operated 26 community-based pathology practices with over 160 board-certified pathologists on staff, and our clients included over 13,000 referring physicians and 101 hospitals across 45 states. Our referring physicians include dermatologists, obstetricians and gynecologists, family practitioners, gastroenterologists, urologists, general surgeons and oncologists. We also serve as laboratory medical director for 312 laboratory sites across the country, including our 101 hospital clients.

According to various industry sources, diagnostic services represent an estimated 2% to 3% of total U.S. healthcare spending, but according to the American Clinical Laboratory Association, influence a disproportionate 70% of all medical decisions made by healthcare providers. Our pathologists direct the diagnostic process through an integrated and comprehensive review of individual patient conditions and serve as the primary integrator of diagnostic information.

We believe we are well-positioned in the higher-growth subspecialties of anatomic pathology, with what we believe are leading market positions in dermatopathology and women’s health and growing market positions in hematopathology and hospital pathology services. Our strengths in anatomic pathology are complemented by our specialized molecular diagnostics offerings, which enable us to provide a broad selection of consultative services to our referring physicians, and assist in the development of personalized medicine. We operate four highly specialized laboratories focusing on molecular techniques that greatly enhance the ability of our pathologists to subcategorize a patient’s disease, including the identification of the genetic structure, cell markers and receptors on a tumor. This subcategorization enables oncologists to select the most appropriate treatment to yield the best outcome for a patient’s specific condition.

Our pathologists who work with our hospital clients typically provide most of the diagnostic services required for hospital inpatient accessions and, in many cases, hospital outpatient accessions. An accession may include one or more specimens received by our pathology practices originated from a single patient visit to a referring physician concerning a particular condition. Typically, we provide these services to hospitals under exclusive and long-term contractual arrangements. Our pathologists also provide hospital laboratory medical director services to our hospital clients. The position of hospital laboratory medical director is mandated by federal and state law. A laboratory medical director is critical to the operation of the hospital laboratory and responsible for the technical quality and diagnostic accuracy of a hospital’s laboratory testing. In the laboratory medical director role, our pathologists are active members of a hospital’s medical staff and participate on medical staff committees overseeing patient care quality, standards of clinical care and professional peer review. The laboratory medical director services we provide result in incremental revenue for us.

Substantially all of our consolidated net revenue for each of the years ended December 31, 2014, 2015 and 2016 resulted from providing diagnostic related services to our clients. For the year ended December 31, 2016, we processed approximately 2.1 million accessions, and generated net revenue of $284.0 million.

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

Our pathologists have clinical expertise in 11 subspecialties: dermatopathology, cytologic pathology, gastrointestinal pathology, genitourinary pathology, breast pathology, hematopathology, pediatric pathology, head and neck pathology, transfusion medicine, clinical pathology and gynecologic pathology. The alignment of our pathologists’ subspecialties with those of referring physicians greatly enhances our ability to retain existing clients and attract new clients while optimizing care quality.

We offer an array of molecular testing services which span across all of our various subspecialties. In November of 2016, we hired a PhD with 15 years of experience in the field to serve as our Director of Molecular and Next Generation Sequencing Development. Molecular and Next Generation Sequencing (“NGS”) is a growing field that includes tests which generate higher revenue per accession than other testing services we provide. During 2016, we expanded our resources and testing capabilities in molecular and NGS to now internally process and bill for tests that we previously outsourced to other third party reference labs.

We are dedicated to providing high quality dermatopathology services to patients, dermatologists and other physicians specializing in skin disease, with approximately 41% of our revenue attributable to this subspecialty in 2016. We employ more than 40 renowned dermatopathologists, including some of the most prominent experts in the field, through eight practices devoted solely to dermatopathology and three multi-specialty practices with dermatopathology expertise. Our dermatopathologists are dedicated to furthering the field of dermatology, as evidenced by the continuing education and the comprehensive training we provide to dermatology residents, physician assistants and nurse practitioners throughout our locations across the country.

In 2013, drawing on our significant scale across pathology practices and hospitals nationwide, we established the Aurora Research Institute (“ARI”) in response to the growing need for cancer-related biospecimens for research in personalized medicine. ARI leverages the expertise of our pathologists, laboratory resources and sizeable library of biospecimens to provide contract research services and bio specimens used in the development of therapeutics and companion diagnostics by leading global pharmaceutical and biotechnology companies. ARI has grown since its launch in 2013 and, we believe, enhances our positioning in cancer diagnostics. For the year ended December 31, 2016, ARI completed more than 200 projects and contributed net revenue of $3.9 million, or approximately 1.3% of our total net revenue.

Sales and Marketing; Client Service

The selection of a pathologist to perform diagnostic testing services is primarily made by individual referring physicians. Our pathology practices are heavily focused on client service. We currently maintain a sales, marketing and client service team of over 120 professionals. This team is trained and organized by subspecialty to better meet the needs of our referring physicians and their patients in each region. Our pathologists are also engaged in the sales process and often join sales representatives in visits to clients. Our sales representatives are incentivized to not only secure new referring physicians, but also to maintain a high level of service quality and enhance relationships with existing physician clients. Other elements of our focus on customer service include customized diagnostic and flexible reporting solutions (including diagnostic reports that integrate clinical data, patient history and imaging), 24 to 48 hour turnaround time for delivery of diagnosis from specimen receipt and local couriers for rapid delivery of specimens. Our relationships with leading pharmaceutical and diagnostic companies through ARI also provide our referring physicians and their patients with access to cutting-edge research and companion diagnostics as well as opportunities to participate in clinical trials.

We offer a comprehensive test menu so each physician specialist can order the best test available to make an accurate diagnosis and appropriate treatment decisions. We currently focus our marketing and sales efforts to hospitals and to our clients by subspecialty. Our product offerings have been developed to meet the unique needs of each subspecialty.  Our representatives are extensively trained in the specific subspecialty they service and are knowledgeable about our test offerings and new diagnostic technologies available in the market by subspecialty. This provides additional value to our physician clients and their staff, as our representatives become a resource to our client’s practice.

To maintain high quality services across our practices and specialties, we have established the Pathology Executive Council (“PEC”), which is comprised of the physicians who are the managing directors of each of our practices.  The PEC is responsible for establishing our medical and technical standards and assuring the compliance of our practices to defined standards of care. A series of advisory councils report to the PEC detailing best practices for their specific subspecialty areas, including dermatopathology, hematopathology,  breast and gynecological, pulmonary, gastrointestinal, pediatric, as well as molecular and NGS.  In addition, laboratory Medicine is represented by Councils that define the best practices for our hospital based groups.These councils actively engage over 80 of our pathologists in the defining, implementing, and reviewing of our medical and technical practices.

Hospital Contracts, Relationships with Referring Physicians and Third-Party Payors

Substantially all of our revenue consists of payments or reimbursements for specialized diagnostic services rendered on the order of referring physicians or under our hospital contracts. Our contracted hospitals and referring physicians, whom we refer to as our clients, are our primary customers. No single hospital contract or group of our clients accounted for a number of referrals in 2016 that was material to us. Accordingly, we are not dependent on any single contract or small group of our clients for referrals, revenue or otherwise. We receive referrals at the discretion of our clients, and our clients are under no obligation to make referrals to us. Furthermore, we generally have no contractual or other formalized legal arrangements with our referring physicians.

We receive most of our revenue in the form of reimbursement from third-party payors. While third-party payors are not our clients or customers, our contractual arrangements with third-party payors, along with the customer relationships and the specific services we provide, enable the generation of our revenue. Accordingly, such arrangements are, in the aggregate, material to us.

For the year ended December 31, 2016, based on cash collections, we derived approximately 58% of our revenue from private insurance, including managed care organizations and other healthcare insurance providers. For the year ended December 31, 2016, none of these sources individually accounted for more than 10% of our revenue. While our reimbursements from private insurance sources are material to our business in the aggregate, we do not consider any individual private insurance source to be material to us.

We generally receive reimbursements from private third-party payors on a practice-by-practice basis. Our practices typically enter contracts with third-party payors that provide for us to be reimbursed at agreed-upon rates based on the services we perform. Our practices’ contracts with private insurers are typically subject to termination by the insurers for cause, including, among other things, upon our practices’ exclusion from government payor programs, and, in some cases, without cause. The insurers under such contracts typically have a right to change the applicable reimbursement rates we receive under the contract. In cases where our practices do not have contracts with particular private third-party payors, we receive reimbursements for services we perform at rates and on terms applicable to such payors’ out-of-network providers.

For the year ended December 31, 2016, based on cash collections, we derived approximately 24% of our revenue from government payor programs, including Medicare and Medicaid. Accordingly, reimbursements from government payor programs are material to our business. This makes our business dependent on our ability to participate in the government programs and on the reimbursement rates we receive under such programs.

We generally receive reimbursements from government third-party payors on a practice-by-practice basis. Our practices typically participate with government third-party payors that provide for us to be reimbursed at applicable rates based on the services we perform and other factors. Our practices’ participation with governmental payors are typically subject to termination by the government for cause, and our governmental payors have a right to change the applicable reimbursement rates we receive under such programs.

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

There is an evolving trend among pathologists to form larger practices to provide a broader range of outpatient and inpatient services and enhance the utilization of the practices’ pathologists. We believe this trend can be attributed to several factors, including cost containment pressures by governmental and other third-party payors, increased competition, managed care and the increased costs and complexities associated with operating a medical practice. Moreover, given the current trends of increasing outpatient services, outsourcing and the consolidation of hospitals, pathologists are seeking to align themselves with larger practices that can assist providers in the evolving health care environment. Larger practices can offer pathologists certain advantages, such as the ability to obtain and negotiate more favorable terms in contracts with hospitals and other providers, managed care providers and national clinical laboratories; enhanced marketing and sale of professional services; superior continuing education and career advancement opportunities; a broader range of specialists with whom to consult; access to capital and business and management experience; more efficient and cost effective billing and collection procedures; and expanded geographic coverage area. Each of these factors supports the pathologists in the efficient management of the complex and time-consuming non-medical aspects of their practice. As a result, we believe that there are substantial consolidation opportunities in the anatomic pathology market as smaller pathology providers seek access to the resources of diagnostics companies with a more comprehensive selection of services for referring physicians.

Seasonality

Our business is affected by seasonal trends and generally declines during summer and winter months, the year-end holiday period and other major holidays. Adverse weather conditions can also influence our business.

Information Systems and Technology Solutions

We believe that efficient, accurate and regulatory compliant delivery of clinical information is essential to our business and a critical aspect of the differentiated service that we provide to our clients. We have internally developed a suite of IT solutions called ConnectDX that is compatible with most electronic medical record (“EMR”) systems and allows our systems to interface with a referring physician’s systems through electronic data interchange (“EDI”) technology.

We offer multiple electronic delivery channels that include electronic interfaces, client EMR interfacing and web portal capabilities.  ConnectDx is the core hub that connects diagnosis outcomes for all Aurora Diagnostic customers. Each month, we execute approximately 20 new EMR connections and we supported over 1,500 live client interfaces in 2016 through approximately 100 EMR vendors.  We also provide traditional methods of patient report delivery which include local printed reports and faxing services. Our technology solutions are customizable to meet the diagnostic reporting requirements of our clients. We believe our technology solutions create a competitive advantage and reinforce our relationships with referring physicians, hospitals and hospital systems. We believe that we have gained referring physician clients because of our competitors’ inability to interface with client IT systems or create the customized reporting required by clients.

Most of our IT solutions are implemented on a practice by practice basis. After an acquisition, we generally transition our acquired practices to a common accounting system and software package for financial processing and reporting within 60 days of closing. Generally, the laboratory information system (“LIS”) and billing information system (“BIS”) platforms of our acquired practices, as well as all their day-to-day laboratory operations, continue to operate as they did pre-acquisition. We bill for our services using the existing billing systems of the acquired practices or, in some locations, we use an outsourced vendor to provide billing services.

Corporate Structure

We derive substantially all of our revenue from our pathology practices, which we own either directly through our wholly owned subsidiaries or through contractual arrangements with our affiliated practices. The manner in which we acquire and operate a particular practice is determined primarily by the corporate practice of medicine restrictions of the state in which the practice is located and other applicable regulations. We exercise diligence and care in structuring our practices and arrangements with providers in an effort to comply with applicable federal and state laws and regulations, and we believe that our current practices and arrangements comply in all material respects with applicable laws and regulations. However, due to uncertainties in the law, there can be no assurance that our practices and arrangements would be deemed to be in compliance with applicable laws and regulations, and any noncompliance could result in a material adverse effect on us.

In 2016, we derived approximately 47% of our revenue from our affiliated practices. Through contractual arrangements with our affiliated practices, our Board of Managers and management formulate strategies and policies which are implemented locally on a day-to-day basis by each of our affiliated practices. The following descriptions of our contractual arrangements with our affiliated practices are only summaries, which do not contain all of the information that may be important to you. For additional information, you should refer to the forms of our management, nominee, non-alienation and services agreements, copies of which have been incorporated as exhibits hereto.

We have entered into long-term management agreements with each of our eleven affiliated practices, which are located in Michigan, Minnesota, Nevada, Texas, North Carolina, Oregon, South Carolina and Florida. Pursuant to these management agreements, we manage and control the non-medical functions of our affiliated practices, including:

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

In addition, we have entered into contractual arrangements with the licensed physicians that own our affiliated practices. These contractual arrangements, which consist of nominee agreements and non-alienation agreements, govern the ownership of our affiliated practices by our physicians. These physicians may not vote or transfer their ownership interests in our affiliated practices or distribute or encumber the assets of our affiliated practices without our prior authorization. In addition, we have the irrevocable and unconditional right to cause the physicians to transfer their ownership interests in our affiliated practices to our designee for nominal consideration. Through these contractual arrangements, we maintain controlling voting and financial interests in our affiliated practices. Each of our affiliated practices is owned by physicians pursuant to these agreements with the exception of our practices in Nevada, where each of our affiliated practices is owned by a trust of which one of our wholly owned subsidiaries is the sole beneficiary.

We have acquired practices in Michigan, Massachusetts, Oregon and Texas, where the corporate practice of medicine is restricted by state law. In each case, we entered into a nominee agreement with one of the selling physicians, pursuant to which such physician holds the practice’s equity interest as our designated nominee on our behalf. We also, either directly or through one of our wholly owned subsidiaries, entered into a long-term management agreement with each of the affiliated practices on the terms described above, pursuant to which we manage and control the non-medical functions of the practices.

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

We have practices in North Carolina, South Carolina and Minnesota, each of which restricts the corporate practice of medicine. In each case, we, through a wholly owned subsidiary, directly acquired the practice. Because we cannot directly employ physicians in these states, in each case the selling physicians formed a de novo physician group that employs our pathologists. Similar to our contractual arrangements with our affiliated practices in Michigan and Texas, we entered into nominee agreements with the physicians who hold the equity interests in the physician groups on our behalf, and we entered into long-term management agreements with the physician groups. In addition, each practice that we acquired entered into a long-term services agreement with the physician group, pursuant to which the physician group provides professional pathology services to our practice on an exclusive basis. Each of our services agreements has an initial term of 50 years and cannot be terminated by the physician group without cause. Under these services agreements, we pay each physician group a service fee approximately equal to the compensation and professional expenses attributable to our pathologists employed by the group.

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

In addition to the foregoing affiliated practices, in Alabama, which does not prohibit the corporate practice of medicine, we, through a wholly owned subsidiary, directly acquired a practice. Although we can directly employ physicians in Alabama, we contract with an unaffiliated de novo entity formed by the selling physicians that employs our pathologists. Similar to our practices in North Carolina, South Carolina and Minnesota, our practice entered into a long-term services agreement with the unaffiliated physician group, pursuant to which the physician group provides professional pathology services to our practice on an exclusive basis. In contrast to our practices in North Carolina, South Carolina and Minnesota, however, we did not enter into a nominee or management agreement with the physician group. While we do not have a controlling voting or financial interest in the physician group, we have the right to consult with the physician group regarding business decisions and to approve or disapprove the retention or discharge of all employees by the physician group. The services agreement has an initial term of 25 years and cannot be terminated by the physician group without cause. We currently pay the physician group a service fee based upon a percentage of revenue, subject to a minimum, as defined in the agreement.

The results of our affiliated practice entities are included in our consolidated financial statements, which can be found in Part II, Item 8 of this Annual Report.

Contracts and Relationships with Providers

We employ our pathologists, control the practice entities that employ our pathologists or contract with pathologists on an independent contractor basis to provide diagnostic services in our pathology practices. While we exercise legal control over our practices, we do not exercise control over, or otherwise influence, the medical judgment or professional decisions of any pathologist associated with our practices.

Our pathologist employment agreements typically have terms of between three and five years and generally can be terminated by either party without cause upon between 90 and 180 days’ notice. Our pathologists generally receive base compensation, health and welfare benefits generally available to our employees and, in some cases, annual performance bonuses. Our pathologists are required to hold a valid license to practice medicine in the jurisdiction in which they practice. We are responsible for billing patients, physicians and payors for services rendered by our pathologists. Most of our pathologist employment agreements contain restrictive covenants, including non-competition, non-solicitation and confidentiality covenants.

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

Billing and Reimbursement

Billing

Billing for diagnostic services is generally highly complex. Pathology practices must bill various payors, such as private insurance companies, managed care companies, governmental payors such as Medicare and Medicaid, physicians, hospitals and employer groups, each of which may have different billing requirements. Additionally, the audit requirements we must meet to ensure compliance with applicable laws and regulations, as well as our internal compliance policies and procedures, add further complexity to the billing process, resulting in additional costs to us.

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

For the year ended December 31, 2016, we derived approximately 58% of our revenue from private insurance, including managed care organizations and other healthcare insurance providers, 24% from governmental payor programs, including Medicare and Medicaid, and 18% from other sources.

In 2016, approximately 22% of our annual revenue was derived from the Medicare program, which is overseen by the Centers for Medicare & Medicaid Services (“CMS”). Because a large percentage of our revenue is derived from the Medicare program, the Medicare coverage and reimbursement rules are significant to our operations. Reimbursement under the Medicare program for the diagnostic services that we offer is subject to either the national Medicare clinical laboratory fee schedule (“CLFS”) or the national Medicare physician fee schedule (“PFS”), each of which is subject to geographic adjustments and is updated annually. The PFS is designed to set compensation rates for those medical services provided to Medicare beneficiaries that require a degree of physician supervision. The Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) will implement changes to the reimbursement for these services beginning in 2019, based on physicians’ performance in 2017 on a number of metrics. Clinical diagnostic laboratory tests furnished to non-hospital patients are paid according to the CLFS.

Most of the services that we provide are anatomic pathology services, which are reimbursed separately under the PFS, and beneficiaries are responsible for applicable coinsurance and deductible amounts. The PFS is based on assigned relative value units for each procedure or service, and an annually determined conversion factor is applied to the relative value units to calculate the reimbursement. Prior to MACRA, the Sustainable Growth Rate (“SGR”) formula used to calculate the fee schedule conversion factor usually would result in a decrease in PFS payments, unless Congress acts to prevent such reductions. For example, the SGR formula was used to calculate the 2012 and 2013 PFS resulting in scheduled reimbursement cuts of 27%. However, in both years Congress took action to delay the implementation of these reductions. Congress passed legislation that prevented the implementation of these scheduled reductions and continued the existing payment levels through December 31, 2013. For 2014, CMS had projected the reimbursement cut resulting from the SGR formula would be approximately 20%, unless Congress acted to prevent the reduction. On December 18, 2013, Congress passed legislation that enacted a 0.5% increase in the conversion factor, effective until March 31, 2014. On April 1, 2014, President Obama signed the Protecting Access to Medicare Act of 2014 (“PAMA”), which, among other things, changes the way that rates on the Medicare CLFS are set. Beginning in 2017 and every three years thereafter, certain laboratories will report private payor rates and associated volumes for clinical laboratory tests furnished during a portion of the prior year. CMS will calculate the weighted medians of the private payor rates, which will become the new CLFS rates for a period of three years, starting in 2018.  While it is too soon to know the impact of PAMA on CLFS rates, the rates are expected to decline.  Any rate reductions will be phased in over a number of years. PAMA extended the 0.5% increase through March 31, 2015 and made other changes to laboratory reimbursement discussed below. Section 216 of PAMA will significantly change how clinical laboratory services are reimbursed.

On April 16, 2015, President Obama signed the MACRA, which repealed the provisions related to the Medicare SGR formula and implements a new physician payment system that is designed to reward the quality of care. In addition, it extended the then-current Medicare PFS rates through June 2015 and increased them by 0.5% for the remainder of 2015. Beginning in January 1, 2016, the rates were increased by 0.5% and will continue to be increased annually by 0.5% through 2019. For 2020 through 2025 rates will be frozen, although beginning in 2019, payment will be adjusted to account for performance on certain quality metrics under the Merit-based Incentive Payment System (“MIPS”) or to reflect physician participation in Alternative Payment Models (“APMs”). MIPS includes four performance categories for physicians: quality, cost clinical practice improvement activities, and advancing care information.  Eligible clinicians who report successfully on all four performance categories will avoid negative payment adjustments and may earn positive payment adjustments; those participating in APMs are excluded from MIPS reporting.  For 2026 and subsequent years, qualified APM participants receive an annual 0.75% increase on Medicare physician payment rates, while those not participating receive a 0.25% annual payment increase, plus any applicable MIPS-based payment adjustments.

In November 2016, CMS issued a final rule to implement the requirements of MACRA. In the Final Rule, CMS made clear that pathologists practicing in independent laboratories are considered “eligible clinicians” and will be subject to the MIPS payment adjustment; this is in contrast to CMS’s position with respect to the Physician Quality Reporting System (“PQRS”), which MIPS replaced.  CMS did create some flexibility for non-patient-facing clinicians (those who have fewer than 100 patient-facing encounters during a reporting period); these clinicians are expected to participate in some, but not all, aspects of MIPS reporting. At this time, it is too early to determine how these changes may impact our business.

Finally, the Budget Control Act of 2011 created a Joint Select Committee on Deficit Reduction, which was tasked with recommending proposals to reduce spending. Under the law, the Joint Committee’s failure to achieve a targeted deficit reduction, or Congress’ failure to pass the Committee’s recommendations without amendment by December 23, 2011, would result in automatic across-the-board cuts to most discretionary programs. Automatic cuts also would be made to Medicare and would result in aggregate reductions in Medicare payments to providers of up to 2% per fiscal year, starting in 2013 and continuing through 2021. Because the Joint Committee was not able to agree on a set of deficit reduction recommendations on which Congress could vote, cuts went into effect in April 2013. This reduction was extended by PAMA through 2024 and by the Bipartisan Budget Act of 2015 through 2025.

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

In 2014, CMS also made two proposals that could affect the reimbursement for our laboratory services. First, CMS proposed a change in how it calculated the Relative Value Units used to calculate payments under the PFS. Under this proposal, where a service was paid at a lower rate in the hospital based on the hospital Outpatient Prospective Payment System than it was under the PFS, CMS proposed to reduce the RVUs for that service in order to equalize the payment between the two systems. This change, if implemented, would have resulted in an approximate cut of 25% in aggregate payments to independent laboratories. In the Final Physician Rule for 2014, however, CMS chose not to implement this proposal, although it stated that it could develop a revised proposal in the future.

In the 2014 PFS Final Rule, CMS made several changes in 2014 Physician Fee Schedule Rule that impacted our business. First, CMS implemented a policy that set the payment for the examination of 10 or more prostate biopsies into a single “bundled” payment amount, rather than paying separately for each individual procedure as had been done previously. This resulted in a significant reduction in reimbursement on each of these procedures. In addition, as a result of recent changes in the descriptions for certain CPT codes that we commonly bill for, CMS developed new prices for Immunohistochemistry procedures, which are a common staining procedure used in pathology and for FISH (Fluorescent In Situ Hybridization) testing. Each of these changes resulted in reductions in the reimbursement received for these procedures. Additional changes to these codes or other codes that we bill could be implemented in the future.

Also, beginning in 2015, CMS stopped paying separately for the technical component of many pathology services furnished to outpatients. Instead, the technical component payments were included in the total amount paid to the hospital. This change did not have a material impact on our financial results since becoming effective.

Congress and President Trump have also proposed a number of legislative initiatives, including possible repeal and replacement of the ACA, although to date such measures have not been passed.

Implications of Being an Emerging Growth Company

As a company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company,” as defined in the JOBS Act. An emerging growth company may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and reduced disclosure obligations regarding executive compensation in this annual report.

If certain events occur, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.0 billion or we issue more than $1.0 billion of non-convertible debt securities in any three-year period, we will cease to be an emerging growth company.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act. As a result, our financial statements may not be comparable to those of companies that comply with such new or revised accounting standards.

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

•

the federal False Claims Act (“FCA”), which prohibits individuals or entities from knowingly presenting to, or causing to be presented to, the federal government, claims for payment that are false or fraudulent;

•	the Health Insurance Portability and Accountability Act (“HIPAA”), which established comprehensive federal standards with respect to the use and disclosure of protected health information;

•

the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), which was passed as part of the American Recovery and Reinvestment Act and which strengthens many of the requirements applicable to privacy and security, among other things;

•

the Physician Self-Referral Law (“Stark Law”), which prohibits a physician from making a referral to an entity for certain designated health services reimbursed by Medicare or Medicaid if the physician (or a member of the physician’s family) has a financial relationship with the entity and which also prohibits the submission of any claim for reimbursement for designated health services furnished pursuant to a prohibited referral;

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

Compliance with government rules and regulations is a significant concern throughout our industry, in part due to evolving interpretations of these rules and regulations. We seek to conduct our business in compliance with all statutes and regulations applicable to our operations. To this end, we consult with outside experts as necessary and have created a Compliance Committee and have designated a Compliance Officer to assist with reviews of regulatory compliance procedures and policies throughout our business. Our executive management team is responsible for the oversight and operation of our compliance efforts. The Compliance Officer is responsible for administering and monitoring compliance with our Standards of Conduct. We provide periodic training programs to our personnel to promote the observance of our policies, which are designed to ensure compliance with the statutes and regulations applicable to us.

HIPAA and HITECH

Under the administrative simplification provisions of HIPAA, the U.S. Department of Health and Human Services issued regulations that establish uniform standards governing the conduct of certain electronic healthcare transactions and protecting the privacy and security of protected health information (“PHI”) used or disclosed by most healthcare providers and other covered entities and their business associates, including the business associates’ subcontractors. Four principal regulations with which we are required to comply have been issued in final form under HIPAA and HITECH: privacy regulations, security regulations, the breach notification rule, and standards for electronic transactions, which establish standards for common healthcare transactions.

The privacy regulations cover the use and disclosure of protected health information by covered entities as well as business associates, which are defined to include subcontractors that create, receive, maintain, or transmit protected health information on behalf of a business associate. They also set forth certain rights that an individual has with respect to his or her PHI maintained by a covered entity, including the right to access or amend certain records containing PHI, or to request restrictions on the use or disclosure of protected health information. The security regulations establish requirements for safeguarding the confidentiality, integrity, and availability of PHI that is electronically transmitted or electronically stored. HITECH, among other things, established certain health information security breach notification requirements. A covered entity must notify any individual whose PHI is breached according to the specifications set forth in the breach notification rule. The HIPAA privacy and security regulations do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing protected health information or insofar as such state laws apply to personal information that is broader in scope than PHI as defined under HIPAA.

CLIA and State Laboratory Testing

As a pathology practice that operates laboratories, we are required to hold certain federal and state licenses, certifications and permits to conduct our business. As to federal certifications, in 1988, Congress enacted CLIA, establishing quality standards for all laboratories that perform testing on human specimens for the purpose of providing information for the diagnosis, prevention, or treatment of disease. CLIA requires such laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure the accuracy, reliability and timeliness of patient test results. CLIA certification is also a prerequisite to be eligible to bill state and federal healthcare programs, as well as many commercial third-party payors, for laboratory testing services. CLIA requires that a laboratory hold a certificate applicable to the type of work it performs, such as high complexity, and comply with certain standards. In addition, CLIA requires each certified laboratory to enroll in an approved proficiency testing program if it performs testing in any category. Certain states also require laboratories located in or conducting testing on specimens originating from those states to hold state-specific licenses or permits: New York is one notable example that has an extensive permitting and laboratory evaluation program.

Intellectual Property

Our intellectual property consists primarily of trademarks and trade secrets. The marks AURORA DIAGNOSTICS and CONNECTDX the Information Gateway are our most recognizable trademarks. Those trademarks are registered with the U.S. Patent and Trademark Office. Also, the names of our individual practices are registered in their respective states. We institute legal action where necessary to prevent others from using or registering confusingly similar trademarks. Our intellectual property also includes the copyright in and to our Tiger TCPC software, which is registered with the U.S. Copyright Office.

Segment Reporting and Geographic Areas

Our operations consist of one reportable segment. All of the Company’s revenue is attributable to customers located in the United States, and all of the Company’s long-lived assets are located in the United States.

Employees

As of December 31, 2016, we had 1,136 employees, which consisted of 147 pathologists, 764 laboratory technicians and staff, 87 corporate office personnel and 122 sales, marketing and client service personnel. In addition to our 147 employed pathologists, we have contractual arrangements with a physician practice that, as of December 31, 2016, employed 16 pathologists, each of which exclusively provides pathology services to our Alabama practice. None of our employees are subject to collective bargaining agreements. We consider our relationships with our employees to be good.

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

Risks Relating to Our Liquidity and Indebtedness

Our senior secured credit facility is subject to an accelerated maturity date of October 14, 2017 and our Senior Notes mature in January 15, 2018. We may not be able to refinance this indebtedness before its maturity.

As of December 31, 2016, our total indebtedness was $397.1 million, including $200.0 million outstanding under our 10.750% senior notes due 2018 (the “Senior Notes”) and $197.0 million outstanding under our senior secured credit facility, consisting of $162.0 million outstanding under the term loan and $35.0 million outstanding under the delayed draw term loans. In addition, as of December 31, 2016, we were obligated to pay contingent consideration in connection with our acquisitions up to $17.7 million. Our amended senior secured credit facility is scheduled to mature on July 14, 2019, but is subject to an accelerated maturity date of October 14, 2017, and will require repayment in full on such date, if our Senior Notes are not refinanced or their maturity is not extended prior to October 14, 2017. Our Senior Notes are scheduled to mature in January 15, 2018.

Our ability to meet our obligations as they become due in the ordinary course of business for the next 12 months will depend on our ability to refinance our Senior Notes or our ability to otherwise refinance or extend the maturity of our senior secured credit facility and our ability to generate cash from our operations. Our plans to conduct an exchange offer to refinance the Senior Notes to avoid the accelerated maturity date of the senior secured credit facility are explained under “Management’s Discussion and Analysis of Results of Operations—Liquidity and Capital Resources” and Note 1 to our consolidated financial statements, which can be found in Part II, Item 8 of this Annual Report. There is no assurance that we will be able to conduct the exchange offer to refinance our Senior Notes or that we will otherwise be able to refinance the Senior Notes or our senior secured credit facility prior to the acceleration of the maturity date thereof. If we are unable to refinance our Senior Notes or our senior secured credit facility or otherwise extend the maturity of our senior secured credit facility, we will be required to repay all outstanding amounts under our senior secured credit facility by October 14, 2017 and then repay our Senior Notes on January 15, 2018, and we may not have sufficient liquidity to do so. A default under our senior secured credit facility could cause a default under other of our obligations that are subject to cross-default and cross-acceleration provisions, including our Senior Notes. If we are unable to meet these obligations upon maturity or acceleration, we may be forced to sell material assets or operations, seek additional capital from other sources or take other actions to satisfy our indebtedness.  We may not be able to take any of these actions, and these actions may not be successful or permit us to meet our debt service obligations.  Furthermore, these actions may not be permitted under the terms of existing or future debt agreements. In such case, we could be forced into insolvency or liquidation.

Our substantial indebtedness could adversely affect our ability to operate our business.

In addition to the risk relating to the accelerated maturity date of our senior secured credit facility, our substantial indebtedness may adversely impact our business, results of operations and financial condition, by:

•	increasing our vulnerability to general adverse economic and industry conditions;
•	subjecting us to covenants that limit our ability to fund future working capital, capital expenditures, research and development costs and other general corporate requirements;
•

requiring us to devote a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limiting our ability to fund future acquisitions;
•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	impeding our ability to obtain the necessary approvals to operate our business in compliance with the numerous laws and regulations to which we are subject; and/or
•	placing us at a competitive disadvantage relative to our competitors that have greater financial and other resources than we do.

Despite our current indebtedness levels, we and our subsidiaries may be able to incur substantially more debt.

We may be able to incur substantially more indebtedness in the future, including $30.0 million of additional borrowings under our senior secured credit facility, and we may be able to incur further borrowings in connection with a refinancing or extension of that facility. Although the terms of our debt agreements contain covenants limiting indebtedness, these covenants are subject to a number of significant exceptions and qualifications, and if we incur additional debt, secure existing or future debt, or recapitalize our debt, we might further exacerbate the risks associated with our substantial indebtedness.

Our failure to comply with the financial tests and ratios contained in the agreements governing our senior secured credit facility could result in an acceleration of our indebtedness.

We currently expect to meet the financial tests and ratios contained in the agreement governing our amended senior secured credit facility at least through the end of 2017. Nonetheless, we may not achieve all of our business goals and objectives and events beyond our control could affect our ability to meet these financial tests and ratios. Any failure by us to meet all applicable financial tests and ratios could result in an event of default with respect to our amended senior secured facility. An event of default under our senior secured credit facility could lead to the acceleration of the maturity of our outstanding loans or Senior Notes and the termination of the commitments to make further extensions of credit under our senior secured credit facility.

The computation of amounts owed under the contingent notes could lead to disputes that could disrupt our operations and damage our relationships with our pathologists.

In connection with some of our acquisitions, we agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating results of the acquired entities. The computation of the annual operating results and the amount owed under such agreements is subject to review and approval by sellers prior to payment. This computation could lead to a dispute with the sellers who are often our pathologists. For example, as described in Note 10 of our Consolidated Financial Statements in this Annual Report, certain sellers have claimed that we owed additional amounts in connection with contingent notes. These types of disputes could disrupt our operations, damage our relationships with our pathologists and have a material adverse effect on our business.

The agreements governing our senior secured credit facility and Senior Notes contain, and future debt agreements may contain, various covenants that limit our discretion in the operation of our business.

Our agreements and the related instruments governing borrowings under our senior secured credit facility and Senior Notes contain, and the agreements and instruments governing any of our future debt agreements may contain, various restrictive covenants that, among other things, require us to comply with or maintain certain financial tests and ratios and restrict our ability to:

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

Risks Relating to Our Business

Changes in governmental reimbursement policies may adversely affect reimbursement for diagnostic services and could have a material adverse impact on our business.

Reimbursement levels for health care services are subject to continual and often unexpected changes in policies, and we face a variety of efforts by government payors to reduce reimbursement for diagnostic testing services. Changes in governmental reimbursement or changes in policy regarding coverage of anatomic pathology services and clinical laboratory services may result from statutory and regulatory changes, retroactive rate adjustments, administrative rulings, competitive bidding initiatives, and other policy changes.

The U.S. Congress has considered, at least yearly in conjunction with budgetary legislation, changes to one or both of the Medicare fee schedules under which we receive reimbursement, which are the PFS and, to a far lesser extent, the CLFS. With respect to the PFS, on April 16, 2015, President Obama signed MACRA, which replaces the old SGR formula with a new system that is designed to reward the quality of care. At this time, it is not known how these changes may affect our business. With respect to the CLFS, currently there is no copayment or coinsurance required for clinical laboratory services, although there is for our physician services. However, Congress has periodically considered imposing a 20% coinsurance on clinical laboratory services. If enacted, this would require us to attempt to collect this amount from patients, although in many cases the costs of collection would exceed the amount actually received.

A substantial portion of our anatomic pathology services are billed under a few codes (CPT 88305 (a global code), 88305TC (for the technical component) and 88305-26 (for the professional component)) and our revenue and business may be adversely affected if the reimbursement rates associated with these codes are reduced. For example, in the 2012 PFS Final Rule, CMS requested that the American Medical Association’s RVS Update Committee (the “RUC”) reexamine the relative value units (“RVUs”) for certain common pathology codes, including these codes. The 2013 PFS Final Rule included a reduction of approximately 33% in the global billing code for 88305 and a 52% reduction in the technical component code 88305TC.

In 2010, the U.S. Congress passed the Patient Protection and Affordable Care Act, which provided for two separate reductions in the reimbursement rates for our clinical laboratory services, each of which reduce the annual Consumer Price Index-based update that would otherwise determine our reimbursement for clinical laboratory services. CMS has stated that the combined reduction resulting from these provisions was 0.25% for 2015 and by 0.10% for 2016. In addition, in the Middle Class Tax Relief and Job Creation Act of 2012, Congress mandated an additional change in the reimbursement for clinical laboratory services, which resulted in an additional 2% reduction in clinical laboratory fees.

In 2014, the U.S. Congress passed PAMA which, among other things, changes the way that rates on the Medicare CLFS are set.  Beginning in 2017 and every three years thereafter, certain laboratories will report private payor rates and associated volumes for clinical laboratory tests furnished during a portion of the prior year.  CMS will calculate the weighted medians of the private payor rates, which will become the new CLFS rates for a period of three years, starting in 2018.  While it is too soon to know the impact of PAMA on CLFS rates, the rates are expected to decline.  Any rate reductions will be phased in over a number of years.

On November 2, 2016, CMS issued its 2017 PFS, which effectuated reductions to CPT Code 88305 of approximately 7%. Reimbursement rates for flow cytometry codes were also reduced by approximately 19%.  Based on our current level of reimbursement from Medicare, we estimate the changes to reimbursement rates included in the CY 2017 PFS will result in a reduction of our annualized Medicare revenue of approximately $2.9 million.

We have summarized a number of recent and potential changes in government reimbursement policies that may adversely affect reimbursement for diagnostic services under the headings “Business—Billing and Reimbursement.” These changes include:

•	changes to the PFS and CLFS;
•	cuts in reimbursement arising as a result of The Budget Control Act of 2011;
•	changes in reimbursement under the CLFS as a result of the PAMA;
•	the adoption of pricing for new CPT codes and the “gapfilling” process;
•	proposals to bundle prostate biopsies;
•	new pricing for immunohistochemistry procedures and FISH testing; and
•	bundling of technical component services furnished to hospital outpatients.

These and other changes to government reimbursement policies or coverage policies could have a material adverse impact on our business. Even when reimbursement rates are not reduced, policy changes add to our costs by increasing the complexity and volume of administrative requirements. Medicaid reimbursement, which varies by state, is also subject to administrative and billing requirements and budget pressures. Recently, state budget pressures have caused states to consider several policy changes that may impact our financial condition and results of operations, such as delaying payments, reducing reimbursement, restricting coverage eligibility and service coverage, and imposing taxes on our services.

Non-governmental third-party payors have taken steps to control spending on reimbursement of diagnostic services and are likely to continue to do so in the future, which could adversely affect our business.

We also face efforts by non-governmental third-party payors, including health plans, to reduce reimbursement for diagnostic services. For instance, third-party payors often use the payment amounts under the Medicare fee schedules as a reference in negotiating their payment amounts. In some cases, our fee schedules with third-party payors are linked to the current Medicare fee schedules, and therefore reductions in the Medicare fee schedules could lead to reductions in reimbursement from some of our third-party payors. As described above, the 2013 through 2017 Medicare fee schedules included significant reductions in reimbursement for certain codes we bill. We have experienced isolated reductions in reimbursement from non-governmental third-party payors tied to the Medicare reductions. However, reductions in Medicare reimbursement rates could result in a reduction in the reimbursements we receive from such third-party payors and have a material adverse impact on our business.

In addition, changes in test coverage policies of and reimbursement from other third-party payors may also occur independently from changes in Medicare. Our ability to qualify for or obtain reimbursement from third-party payors is dependent on factors that may include, among other things, our compliance with the terms of applicable agreements with such third-party payors, our compliance with applicable laws, our participation in government payor programs and our satisfaction of necessary billing standards. Reimbursement and coverage changes in the past have resulted in reduced prices, added costs and reduced accession volume and have added more complex and new regulatory and administrative requirements and are likely to continue to do so in the future. Our failure to qualify for or obtain reimbursement from third-party payors could undermine our ability to generate revenue and have a material adverse effect on our business.

We expect that efforts to reduce reimbursement and impose more stringent cost controls for diagnostic testing services will continue. These efforts may have a material adverse effect on our business and results of operations.

Internalization of diagnostic testing by our clients could adversely affect our business.

Our clients, such as referring physicians and hospitals, may internalize diagnostic testing that has historically been performed by pathology diagnostics companies like us. In certain medical specialties, such as dermatology, there is an ongoing trend to consolidate smaller practices into larger practices by roll-up acquisitions. As practices grow larger, they may perform the technical and/or professional components of their laboratory testing needs in their own facilities. Similarly, although in smaller degree, practices in certain specialties, such as obstetrics and gynecology, have been and may continue to be acquired by hospitals and start using the hospital’s own laboratories for their laboratory testing needs. If these trends become more pronounced and our clients internalize diagnostic testing functions, the demand for our diagnostic testing services may be reduced and our business may be adversely affected.

Competition in our industry and our failure to obtain and retain clients could have a material adverse impact on our business.

The anatomic pathology market is highly competitive. Competition in our industry is based on several factors, including price, clinical expertise, quality of service, third party payor contracts, client relationships, breadth of testing menu, speed of turnaround of test results, reporting and IT systems, reputation in the medical community and ability to employ qualified personnel. Our competitors include local and regional pathology groups, national laboratories, hospital-based pathology groups and specialty physician groups

Our success depends on our ability to obtain and retain clients and maintain accession volume. A reduction in the number of our clients, specimens submitted by our clients or tests ordered by our clients, without offsetting increases or growth, could impact our ability to maintain or grow our business and could have a material adverse effect on our business.

While there has been significant consolidation in recent years in the diagnostic testing industry, the industry remains fragmented and highly competitive both in terms of price and service. We primarily compete with local and regional pathology groups, national laboratories, hospital-based pathology groups and specialty physician groups. This competition is based primarily on clinical expertise, quality of service, client relationships, price, breadth of testing menu, speed of turnaround of test results, reporting and IT systems, reputation in the medical community and ability to employ qualified personnel. Some of our competitors have greater technical, financial and other resources than we do. Our failure to successfully compete on any of these factors could result in a loss of clients and adversely affect our ability to grow.

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

Failure of our IT or communication systems, or the failure of these systems to keep pace with technological advances or changes in applicable regulation and policies, could adversely impact our business.

Our operations depend significantly on the uninterrupted performance of our IT and communication systems. Sustained system failures or interruption of our systems could disrupt our ability to process requisitions, handle client service, perform testing, provide our reports or test results in a timely manner, or bill the appropriate party for our services.

Our efforts to invest in new or improved IT systems and billing systems may be costly and require time and resources for implementation. While we continue to standardize and improve our LIS and BIS, we expect that it will take several years to complete full standardization. Our efforts to invest in new or improved IT systems and billing systems may not ultimately be successful, and our failure to standardize and improve our LIS and BIS could adversely impact our business.

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

New diagnostic technologies or products could decrease demand for our services and have an adverse effect on our business.

The diagnostic industry is characterized by rapid changes in technology, frequent introductions of new products and evolving industry standards and client demands for new diagnostic technologies. Advances in technology may result in the creation of enhanced diagnostic tools that enable other laboratories, hospitals, physicians, patients or third parties to provide or perform specialized diagnostic services that are more patient-friendly, efficient or cost-effective. For example, the dermatology industry has been working for a number of years in developing digitized photographic imaging for the diagnosis of skin cancer. These developments may result in a decrease in the demand for our services or cause us to reduce the prices for our services.

In addition, advances in technology may lead to the development of cost-effective tests that can be performed outside of a commercial laboratory, such as point-of-care tests that can be performed by physicians in their offices; tests that can be performed by hospitals in their own laboratories; or home testing that can be performed by patients in their homes. Any advance in technology could reduce demand for our services or render them obsolete.

Finally, compliance costs associated with CLIA make it cost prohibitive for many independent or small physician practices to operate clinical laboratories in their offices. However, diagnostic tests approved or cleared by the U.S. Food and Drug Administration (the “FDA”) for home use are automatically deemed to be “waived” tests under CLIA and may be performed by our referring physicians and their patients with minimal regulatory oversight. If test kit manufacturers expand or improve their home use offerings, our referring physicians could increasingly use these kits for point-of-care testing. Development of such technology and its use by our clients could decrease our revenue and have a material adverse effect on our business.

Failure to acquire rights to new technologies, products or tests, or discontinuations or recalls of existing technologies, products or tests, could negatively impact our testing volume and net revenue.

The successful operation of our business is dependent upon certain technologies, products and tests which are commonly used in the diagnostic testing industry. Other companies or individuals, including our competitors, may obtain patents or other intellectual property rights that could prevent, limit or interfere with our ability to develop, perform or sell our tests or operate our business or increase our costs. We may be unable to develop or introduce new technologies or tests on our own, which means that our success may depend, in part, on our ability to license new and improved technologies on favorable terms. We may be unable to continue to negotiate acceptable licensing arrangements, and arrangements that we do conclude may not yield commercially successful diagnostic tests. If we are unable to acquire rights to these testing methods at competitive rates, our research and development costs may increase as a result. In addition, if we are unable to develop and introduce, or acquire rights to new tests, technology and services to expand our testing business, our testing methods may become outdated when compared with our competition and our testing volume and revenue may be materially and adversely affected.

If manufacturers discontinue or recall reagents, test kits or instruments we use to perform diagnostic services, such discontinuations or recalls could adversely affect our costs, testing volume and revenues.

The loss of one or more members of our executive management team or our failure to attract and retain other experienced and qualified personnel could adversely affect our business.

Our success depends, in part, on the continued contributions of our executive management team, including Daniel D. Crowley, our Chief Executive Officer, Bruce C. Walton, our Chief Operating Officer, and F. Michael Walsh, our Chief Medical Officer. Our Chief Executive Officer, Mr. Crowley, is not our employee. He provides services as Chief Executive Officer for our Company pursuant to an agreement we entered into with Dynamic Healthcare Solutions, LLC (“DHS”), of which he is the founder, sole owner and a principal. Although Mr. Crowley dedicates significant time managing our Company and is highly active in our management, he does not devote his full time and attention to our Company. Mr. Crowley also currently serves as Chairman and Chief Executive Officer of Premier Dental Services, Inc., a dental healthcare provider, and is Chairman and managing owner of J.D. Allman, Inc., d/b/a OmegaComp Human Resources (“OmegaComp”), which provides human resources services for businesses. In the future, Mr. Crowley may accept other similar positions that may demand his time and attention. If we lose or suffer an extended interruption in the service of one or more of our executive management team members, our financial condition and operating results could be adversely affected.

Our success also depends on our ability to attract, retain and motivate experienced anatomic pathologists, including to serve as laboratory medical directors to our client hospitals, histotechnologists, cytotechnologists, skilled laboratory and IT staff, experienced sales representatives and other personnel. Competition for these employees is strong, and if we are not able to attract and retain qualified personnel, it could have a material adverse effect on our business. Our sales representatives have developed and maintain close relationships with a number of healthcare professionals, and our specialized approach to marketing our services enable our sales representatives to have a deep knowledge of the needs of the referring physicians they serve. Given the nature of the relationships we seek to develop with our clients, losses of sales representatives may cause us to lose clients.

Changes in the mix of diagnostic testing services that we provide could negatively impact our net revenue per accession and our profitability.

We typically provide global pathology services in which we provide both the technical component and the professional component of services with respect to our accessions. The technical component principally includes technical slide preparation and the non-professional items associated with our diagnostic services, including equipment, supplies and technical personnel, and the professional component principally includes review and diagnosis by a pathologist. In recent years, increasing numbers of referring physicians have converted to arrangements in which we perform only the technical component or the professional component of services with respect to our accessions, as opposed to global pathology services. In these cases, our net revenue per accession has declined due to the fact that we no longer receive the entire global fee for the service, but instead receive fees for only the technical component or the professional component of each accession. If the volume or percentage of accessions for which we perform global pathology services decreases, our average net revenue per accession and gross profit percentage could decrease.

An increase in the percentage of services we perform for certain pathology subspecialties may have a negative impact on our net revenue per accession and our profitability.

Diagnostic testing services that we perform in certain pathology subspecialties, such as women’s health pathology, have lower average net revenue per accession and gross profit percentage than those in other subspecialties. An increase in the percentage of services we perform in women’s health pathology compared to other subspecialties that command higher net revenue per accession could result in a decrease in our average net revenue per accession and gross profit percentage. In addition, our BIS and financial systems limit our ability to monitor and precisely report historical revenue by subspecialty. This inability, which we currently expect to continue into future periods, may make it difficult or impossible for us to accurately assess whether changes in the proportion of the services we perform for certain subspecialties have occurred or the impact of such changes.

Integration of our operations with newly acquired businesses may be difficult and costly and we may not obtain the revenues and operating margins expected from our acquisitions.

Since our inception, we have acquired 31 diagnostic services businesses, including four acquisitions in 2014, three in 2015 and two in 2016. We expect to evaluate potential strategic acquisitions of diagnostic services and other businesses that might augment our existing specialized diagnostic testing services. These acquisitions have involved and could continue to involve the integration of a separate company that previously operated independently and had different systems, compliance programs, processes and cultures.

The process of acquiring and integrating businesses we acquire may substantially disrupt both our existing business and the businesses we acquire. This disruption may divert management from the operation of our business or may cause us to lose key employees or clients. Additionally, we may have difficulty consolidating facilities and infrastructure, standardizing information and other systems and coordinating geographically-separated facilities and workforces, resulting in a decline in the quality of services. Any past or future acquisitions, and the related integration efforts, may be difficult, costly or unsuccessful. In each case, our existing business and the businesses we acquire may be adversely affected. Even if we are able to successfully integrate businesses we have acquired, we may not be able to operate them profitably or otherwise realize the benefits that we expect from them.

Finally, many of the businesses we have acquired in the past, and those we may acquire in the future, have not performed independent external audit procedures on their financial statements and have presented us, and may present us, with unaudited financial statements that have been prepared by the management of such businesses. There is no guarantee that such unaudited financial statements would not be materially different if they were audited. If such unaudited financial statements do not accurately represent the financial condition of the businesses we acquire, we may not obtain the revenues and operating margins expected at the time of acquisition and we may even suffer losses.

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

Failure to continue or manage our strategic and organic growth effectively could have an adverse impact on our business.

Our ability to continue to grow depends in part on our ability to continue to selectively acquire existing diagnostic services businesses. Since our inception, we have acquired 31 diagnostic services businesses. To continue this growth, we will need to continue to identify appropriate businesses to acquire and successfully undertake the acquisition of these businesses on reasonable terms. Consolidation and competition within our industry, among other factors, may make it difficult or impossible to identify businesses to acquire or to undertake an acquisition. We also need to access capital in order to finance these acquisitions, which we may not be able to obtain on favorable conditions, or at all. Our inability to acquire additional pathology practices could hinder our growth and have a material adverse effect on our business.

We may also seek organic growth by developing new referral networks, expanding our menu of services and utilizing current resources, such as stored biospecimens, to produce new revenue. Because of limitations in available capital and competition within our industry, among other factors, we may not be able to implement any or all of these organic growth strategies on a reasonable schedule, or at all. Our failure to achieve organic growth could have a material adverse effect on our business.

Our net revenue has grown from $3.5 million in 2006 to $284.0 million in 2016. To manage our growth, we must continue to implement and improve our operational and financial systems and to expand, train, manage and motivate our employees. We may not be able to effectively manage the expansion of our operations, and our systems, procedures or controls may not be adequate to support our operations. Our management may not be able to rapidly scale the infrastructure necessary to exploit the market opportunity for our services. Our inability to manage growth could have a material adverse effect on our business.

Failure to participate as a provider with payors or operating as a non-contracted provider could have a material adverse effect on our business.

Managed care providers often restrict their contracts to a small number of pathology or laboratory providers that may be used for tests ordered by physicians in the managed care provider’s network. If we do not have or if we lose a contract with a managed care provider, we may be unable to gain or retain those physicians as clients, and it could adversely affect our business.

In cases in which we do contract with a specified insurance company as a participating provider, we are considered “in-network,” and the reimbursement of third-party payments is governed by contractual relationships. In cases in which we do not have a contractual relationship with an insurance company or we are not an approved provider for a government program, we have no contractual right to collect for our services and such payors may refuse to reimburse us for our services. This could lead to a decrease in reimbursements and a corresponding decrease in our revenue. In instances where we are an out-of-network provider, reductions in reimbursement rates for non-participating providers could also adversely affect us. Third-party payors with whom we do not participate as a contracted provider may also require that we enter into contracts, which may have pricing and other terms that are materially less favorable to us than the terms under which we currently operate. While accession volume may increase as a result of these contracts, our revenue per accession may decrease.

Use of our diagnostic services as a non-participating provider also typically results in greater copayments for the patient unless we elect to treat them as if we were a participating provider. Treating such patients as if we were a non-participating provider may adversely impact results of operations because we may be unable to collect the greater patient copayments and deductibles. There has been a trend of states enacting what are commonly referred to as “Surprise Bill” laws which could limit the amounts we collect from patients with insurance under which we are not a participating provider to the in-network amount.  Also, in some states, applicable law prohibits us from treating these patients as if we were a participating provider. As a result, referring physicians may avoid use of our services, which could result in a decrease in accession volume and adversely affect revenue. Some payors have also challenged the practice of reducing patient cost-sharing amounts by treating patients as if we were a participating provider. If a third-party payor with whom we do not participate as a contracted provider reduces our reimbursement or refuses to reimburse us for our services, our accession volume and revenue could be adversely affected. In addition, if we were to lose our status as a participating provider in certain states, we may also lose business from referring physicians in those states even if we have a presence in other states where we would be a participating provider.

Consolidation among health insurance plans may impact our reimbursement rates.

The health care industry has experienced a trend of consolidation among health insurance plans, resulting in fewer, larger health plans with significant bargaining power to negotiate fee arrangements with health care providers like us. Some of these health plans, as well as independent physician associations, have demanded that pathology and laboratory providers accept discounted fee structures or assume a portion or all of the financial risk associated with providing diagnostic services to their members through capitated payment arrangements. We expect consolidation among health insurance plans to continue, which could have a material adverse effect on our reimbursement rates.

Failure to timely or accurately bill for our services or collect outstanding payments could have a material adverse effect on our business.

Billing for diagnostic services is complex. We bill numerous payors, including physicians, patients, insurance companies, Medicare and Medicaid, according to applicable law, billing requirements and, as applicable, contractual arrangements. This complexity is further compounded by the fact that we currently generate bills using multiple billing systems and are subject to rapidly changing requirements for auditing, external compliance and internal compliance policies and procedures. Failure to timely or correctly bill could lead to lack of reimbursement for services or an increase in the aging of our accounts receivable, which could adversely affect our results of operations. Increases in write-offs of doubtful accounts, delays in receiving payments, potential retroactive adjustments, and penalties resulting from audits by payors would also adversely affect our financial condition.

Changes in medical treatment, reimbursement rates and other conditions in the dermatopathology market could adversely affect our business.

We derive a significant portion of our revenue from our dermatopathology subspecialty, which makes us particularly sensitive to changes in medical treatment, reimbursement rates and other conditions in the dermatopathology market. In 2016, we derived approximately 41% of our revenue from our dermatopathology subspecialty services, primarily from biopsies of the skin. If there is a significant development in the prevention of skin cancer, or an adverse development in the reimbursement rate for skin biopsies, it could have a material adverse effect on our business.

Changes in clinical protocols for diagnostic testing could adversely affect our business

Clinical protocols for the detection and treatment of diseases are continuously evolving. Professional organizations that issue clinical protocols regarding the recommended frequency of diagnostic testing have from time to time recommended less frequent testing with respect to certain conditions. For example, the American College of Obstetricians and Gynecologists recently modified its clinical protocols to recommend that women only undergo cervical cancer screening once every three years rather than annually. Changes such as these, which we may not be able to influence or control, could adversely affect our business by reducing demand for our diagnostic services.

Changes in payor mix may adversely affect reimbursement for diagnostic services and could have a material adverse impact on our business.

Most of our services are billed to a party other than the physician that ordered a diagnosis. In 2016, based on cash collections, we estimate that we received 22% of our revenue from Medicare, 2% of our revenue from Medicaid and 58% of our revenue from non-governmental third-party payors, including health plans. If we bill a higher percentage of our services to payors who reimburse at rates lower than our current payors, our results of operations and financial condition would suffer.

Increasing health insurance co-payments or high deductible health plans could reduce the demand for our services and make it more difficult for us to collect outstanding payments.

Health insurance plans with higher co-payments or higher deductibles are becoming increasingly prevalent in the private insurance market. These plans generally require the patient to bear a higher percentage of the cost of medical services, including diagnostic services. As a result, some patients may choose to delay or forgo procedures they would have received if health insurance covered a larger portion of the payment. If patients choose to delay or forgo procedures, our accession volume could decrease.

In addition, an increase in patient cost-sharing could make it more difficult for us to timely collect our bills. Most of our provision for doubtful accounts in 2016, which totaled 5.6% of revenue, resulted from the failure of patients to pay their bills, including copayments and deductibles. If patients are required to pay a higher share of our bills, our write-offs of doubtful accounts may increase. Either a decrease in accession volume or increased write-offs would have an adverse effect on our financial condition.

We have recorded a significant amount of intangible assets, which may never generate the returns we expect.

Our acquisitions have resulted in significant increases in net identifiable intangible assets and goodwill. Net identifiable intangible assets, which include customer relationships, healthcare facility agreements and non-compete agreements acquired in acquisitions, were approximately $51.9 million at December 31, 2016, representing 22% of our total assets. Goodwill, which relates to the excess of cost over the fair value of the net assets of the businesses acquired, was $120.8 million at December 31, 2016, representing approximately 50% of our total assets. Goodwill and net identifiable intangible assets are recorded at fair value on the date of acquisition and, under Financial Accounting Standards Board Statement (“FASB”) Accounting Standards Codification 350, are reviewed at least annually for impairment. Impairment may result from, among other things, deterioration in performance of the acquired company, adverse market conditions, adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business, and a variety of other circumstances. The amount of any impairment must be written off. We evaluated our recorded goodwill and identifiable intangible assets as of November 30, 2014, June 30, 2015, November 30, 2015 and November 30, 2016, which resulted in our recording impairment charges of $27.5 million, $39.6 million, $17.1 million and $6.7 million, respectively. As of December 31, 2016, we had accumulated impairment charges related to goodwill of $311.3 million. We may never realize the full value of our intangible assets. Any future determination requiring the write-off of a significant portion of intangible assets could have an adverse effect on our financial condition and results of operations.

We have incurred significant net losses in the past, and we may not be able to achieve or sustain profitability.

For the years ended December 31, 2014, 2015 and 2016, we had net losses of $55.5 million, $83.4 million and $29.1 million, respectively. As a result of these losses we had an accumulated deficit of $219.8 million as of December 31, 2016. We may have net losses in the future, and we cannot assure you that we will achieve profitability in future periods. If we do not achieve profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives.

Failure to scale our infrastructure adequately to meet demand for our diagnostic services could create capacity constraints and divert resources, resulting in a material adverse effect on our business.

Increases in demand for our diagnostic services, including unforeseen or significant increases in demand due to client or accession volume, could strain the capacity of our personnel and infrastructure. Any strain on our personnel or infrastructure could lead to inaccurate diagnoses, unacceptable turnaround times or client service failures. Furthermore, if demand increases for our diagnostic services, we may not be able to scale our personnel or infrastructure accordingly. Any failure to handle increases in demand, including increases due to client or accession volumes, could lead to the loss of established clients and have a material adverse effect on our business.

Regulatory or economic conditions in the United States, particularly in states where we operate a large number of pathology practices, could adversely impact our operating results and financial condition.

Uncertain economic conditions in the United States or changes in regulatory conditions could adversely affect our operating results and financial condition. Among other things, the potential decline in federal and state revenue that could result from these conditions could create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. Our business may be particularly sensitive to regulatory or economic conditions in certain states in which the revenue from our pathology practices is concentrated, such as Florida, Nevada and Texas. Increased job losses and elevated unemployment rates in the United States could result in a smaller percentage of our patients being covered by commercial payors and a larger percentage being covered by lower-paying Medicaid programs. To the extent that payors are adversely affected by declines in economic conditions, we may experience further pressure on commercial rates, delays in fee collections and a reduction in the amounts we are able to collect. In addition, increases in interest rates could make it difficult to obtain credit in the future. Any or all of these factors, as well as other consequences of declining economic conditions or changes in regulatory conditions, could adversely impact our operating results and financial condition.

We may be subject to liability claims for damages and other expenses not covered by insurance that could adversely impact our operating results.

The provision of diagnostic testing services to patients may subject us to litigation and liability for damages based on an allegation of malpractice, professional negligence in the performance of our treatment and related services, the acts or omissions of our employees, or other matters. Our exposure to this litigation and liability for damages increases with growth in the number of our pathology practices and accession volume. Potential judgments, settlements or costs relating to potential future claims, complaints or lawsuits could result in substantial damages and could subject us to the incurrence of significant fees and costs. Our insurance may not be sufficient or available to cover these damages, costs or expenses. Our business, profitability and growth prospects could suffer if we face negative publicity or if we pay damages or defense costs in connection with a claim that is outside the scope of any applicable insurance coverage, including claims related to contractual disputes and professional and general liability claims.

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

Our business may be adversely impacted by the loss of specimens or by damage to our facilities from natural disasters, terrorism and other factors beyond our control.

Our pathologists provide diagnostic reports of specimens taken from patients at the offices of our referring physicians or at hospitals. Obtaining these specimens many times involves complicated surgical procedures. Once obtained, these specimens are transported to our pathology laboratories by courier or an overnight delivery service for processing. If our pathologists were to lose, misplace or mislabel a significant number of specimens or the couriers or overnight delivery services we use to transport specimens were to lose or misdeliver them, we could lose business from our clients and our reputation and our business could suffer.

In addition, our facilities may be negatively impacted by natural disasters, acts of terrorism, criminal activities or other factors beyond our control. These natural disasters or other factors could disrupt our ability to provide diagnostics services and force certain of our facilities to close temporarily or for an extended period of time. Any extended closures or damages not covered by insurance could have an adverse effect on our business.

Risks Relating to Regulatory Matters

New and proposed federal or state health care reform measures could adversely affect our operating results and financial condition.

Since the passage of the ACA in 2010, the U.S. Congress and some state legislatures have focused on health care reforms. The ACA represented a broad health care reform initiative, which was not fully implemented until 2014. States had to determine whether, and how, to adopt various requirements applicable to them. In 2012, the Supreme Court upheld the constitutionality of the ACA, with the exception of certain provisions dealing with the expansion of Medicaid coverage under the law. In 2015, the Supreme Court also upheld the ability of the federal government to pay subsidies to individuals enrolled in federal, as opposed to state, health insurance exchanges. Congress and President Trump have also proposed a number of legislative initiatives, including possible repeal and replacement of the ACA, although to date such measures have not been passed.

We cannot predict whether any possible changes to the federal and state health care reform legislation would, if enacted, have a material impact on us. Further, we cannot predict whether federal or state governments will enact any additional laws to effect health care reform and, if any such new laws were enacted, what their terms would be and whether or in what ways any new laws would affect us. However, it is possible that new laws could increase our costs, decrease our revenue, expose us to expanded liability or require us to revise the ways in which we conduct our business, any of which could adversely affect our operating results and financial condition.

If we fail to comply with the complex federal, state and local government laws and regulations that apply to our business, we could suffer severe consequences that could adversely affect our operating results and financial condition.

Our operations are subject to extensive federal, state and local government regulations, all of which are subject to change, including those relating to billing practices, healthcare fraud and abuse, and financial relationships with physicians, hospitals and other healthcare professionals and entities. These government laws and regulations currently include, among others, the federal Anti-Kickback Statute, the Stark Law, the FCA, the Anti-Markup Rule, HIPAA, HITECH, CLIA, the Civil Monetary Penalties Law and similar state laws.

We believe that we operate in material compliance with these laws and regulations. However, these laws and regulations are complex and, among other things, practices that are permissible under federal law may not be permissible in all states. In addition, these laws and regulations are subject to interpretation by courts and regulatory agencies. Our failure to comply with such laws could lead to civil and criminal penalties, exclusion from participation in Medicare and Medicaid, and possible prohibitions or restrictions on our ability to provide diagnostic services, and any such penalties, exclusions, prohibitions or restrictions could have a material adverse effect on our arrangements with managed care organizations, private payors and other third parties.

If we fail to comply with state corporate practice of medicine laws, we could suffer severe consequences.

The laws of many states prohibit non-physician owned entities, including us and our subsidiaries, from owning corporations that employ physicians, deliver medical services or exercise control over the medical judgments or decisions of physicians. These laws and their interpretations vary from state to state and are enforced by both the courts and regulatory authorities, each with broad discretion. The manner in which we operate each practice is determined primarily by the corporate practice of medicine restrictions of the state in which the practice is located, other applicable regulations and commercial considerations.

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

Our failure to comply with applicable laws and regulations could result in our inability to receive payment for our services or result in attempts by third-party payors, such as Medicare and Medicaid, to recover payments from us that have already been made. Submission of claims in violation of certain statutory or regulatory requirements can result in both criminal and civil penalties, including civil monetary penalties of up to $ 50,000 for each item or service billed to Medicare in violation of the legal requirement, assessment of up to three times the amount claimed or received, and exclusion from participation in Medicare and Medicaid. The amount of such penalties will be adjusted in the future to reflect inflation. Government authorities may also assert that violations of laws and regulations related to submission, or causing the submission, of claims violate the FCA or other laws related to fraud and abuse, including those described under the heading “Business—Regulatory Affairs,” such as submission of claims for services that were not medically necessary. In addition, based on regulations implemented in 2016, we could also be liable for a false claim if we are aware of, or act in reckless disregard of, an overpayment and fail to return it within 60 days of identifying it. We could be adversely affected if it was determined that the services we provided were not medically necessary and not reimbursable, particularly if it were asserted that we contributed to the physician’s referrals of unnecessary services to us. It is also possible that the government could attempt to hold us liable under fraud and abuse laws for improper claims submitted by an entity for services that we performed if we were found to have knowingly participated in the arrangement that resulted in submission of the improper claims.

Our business could be harmed by the loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of, the law or regulations of CLIA or those of Medicare, Medicaid or other federal, state or local agencies.

The diagnostic testing industry is subject to extensive regulation at the federal and state level, and many of these statutes and regulations have not been interpreted by the courts. CLIA requires that laboratories and pathology providers be certified by the federal government or by a federally approved accreditation agency every two years. CLIA mandates specific standards in the areas of personnel qualifications, administration, proficiency testing, patient test management, quality control, quality assurance and inspections. CLIA regulations include special rules applicable to cytology testing, such as pap smears, including workload limits, specialized proficiency testing requirements that apply not just to the laboratory or pathology provider, but also to the individuals performing the tests, specialized personnel standards and quality control procedures. A laboratory may be sanctioned based on its failure to participate in an acceptable proficiency testing program, unsatisfactory performance in proficiency testing or for prohibited activities related to proficiency testing, such as failing to test the proficiency testing samples in the same manner as patient specimens or communicating with other laboratories regarding proficiency testing results. The sanction for failure to comply with CLIA requirements, including proficiency testing violations, may be suspension, revocation or limitation of a provider’s CLIA certificate, as well as the imposition of significant fines and criminal penalties. While imposition of certain CLIA sanctions may be subject to appeal, few, if any, such appeals have been successful. A CLIA certificate is necessary to conduct business. As a result, any CLIA sanction or our failure to renew a CLIA certificate could have a material adverse effect on our business. Although each laboratory facility is separately certified by CLIA, if the CLIA certificate of any our laboratories is revoked, CMS could seek revocation of our other laboratories’ CLIA certificates based on their common ownership or operation with the laboratory facility whose certificate was revoked. Some states have enacted analogous state laws that are stricter than CLIA. Potential sanctions for violation of these statutes and regulations include fines and the suspension or loss of various licenses, certificates and authorizations, which could have a material adverse effect on our business.

Changes in laws and regulations that address billing arrangements for our services could have a material adverse effect on our revenue.

While we do not bill referring physicians for our services when those services are covered under a government program, in some cases, we do, where permissible, bill referring physicians for services that are not covered under a government program. Laws and regulations in several states currently preclude us from billing referring physicians, either by requiring us to bill directly the third-party payor or other person ultimately responsible for payment for the service, or by prohibiting or limiting the referring physician’s or other purchaser’s ability to bill a greater amount than the amount paid for the service. An increase in the number of states whose laws prevent such arrangements could adversely affect us by encouraging physicians to furnish such services directly. Currently, Medicare does not require beneficiaries to pay coinsurance for clinical laboratory testing or subject such tests to a deductible, although coinsurance and deductibles do apply to services paid for under the PFS. From time to time, legislation has been proposed that would subject diagnostic services to coinsurance and deductibles. Such legislation could be enacted in the future. Legislation subjecting clinical diagnostic services to coinsurance or deductibles could adversely affect our revenue given the anticipated difficulty in collecting such amounts from Medicare beneficiaries. In addition, we could be subject to potential fraud and abuse violations if adequate procedures to bill and collect copayments were not established and followed.

Government initiatives to recover improper payments and overpayments could result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid programs.

Government payors have implemented initiatives to recover improper payments and overpayments. For example, in March 2005, CMS initiated a demonstration project using Recovery Audit Contractors (“RACs”), who are paid a contingent fee to detect and correct improper Medicare payments. As part of their duties, RACs collect overpayments from Medicare providers, including those providers who were paid for services that were not medically necessary or were incorrectly coded. As of January 1, 2010, the RAC program began to operate throughout the United States on a permanent basis, and they were granted the authority to pursue improper payments made on or after October 1, 2007. In addition, state Medicaid Programs will now also be required to have their own RAC programs. Furthermore, in 2011, CMS finalized a rule that implemented significant anti-fraud provisions included in the health care reform legislation, which, among other things, strengthens limits on who can enroll as a provider under Medicare, allows Medicare to suspend payments where a credible allegation of fraud exists, and permits Medicare and Medicaid to implement a temporary moratorium on new providers when necessary to prevent fraud and abuse. In August 2015, we settled claims by the Veterans Health Administration of overpayments based on one pathology provider’s decision to bill for the professional component of clinical pathology services, which the Veterans Health Administration claimed was not allowed under its reimbursement rules. Although the Company believes its billing practices were not inappropriate, it agreed to a final settlement with the Veterans Health Administration for this claim in the amount of $1.2 million, which was paid in monthly installments of $100,000 through August 2016.

Governmental investigations to which we may become subject could have a material adverse effect on our business.

Governmental investigations of laboratories and pathology practices have been ongoing for a number of years and are expected to continue, including actions brought pursuant to the FCA’s whistleblower or qui tam provisions. In fact, a substantial increase in funding of Medicare and Medicaid program integrity and anti-fraud efforts has been implemented. Investigations, regardless of their outcome, could damage our reputation and adversely affect important business relationships that we have with third parties, as well as have a material adverse effect on our business.

If we fail to comply with current or future laws or regulations governing the collection, processing, storage, access, use, security and privacy of personally identifiable, protected health or other sensitive or confidential information, our business, reputation and profitability could suffer.

The privacy and security of personally identifiable, protected health and other sensitive or confidential information that is created, collected, stored, maintained, received or transmitted in any form or media is a major issue in the healthcare industry. Along with our own confidential data and information, we collect, process, use and store a large amount of such hard-copy and electronic data and information from our patients and employees. As a healthcare provider, we must comply with numerous federal and state laws and regulations governing the collection, processing, sharing, access, use, security and privacy of personally identifiable information, including protected health information (“PHI”). Such laws and regulations include but are not limited to HIPAA, and similar state laws that protect the privacy and security of health information. If we fail to comply with applicable privacy and security laws, regulations and standards, properly protect the integrity and security of our facilities and systems and the data located within them, protect our proprietary rights to our systems, or defend against cybersecurity attacks, or if our third-party service providers fail to do any of the foregoing with respect to data and information accessed, used or collected on our behalf, our business, reputation, results of operations and cash flows could be materially and adversely affected.

Interpretation and regulations relating to privacy laws and security, including those that specifically cover PHI, are changing rapidly. New interpretation and regulations, could have a significant effect on the manner in which we handle healthcare-related data, and the cost of monitoring and complying with such laws, regulations and standards could be significant. Privacy and security regulations require us to provide notification of breaches of PHI and provide for significant fines and other penalties for wrongful use or disclosure of PHI, including civil and criminal fines and penalties. We are subject to HIPAA as a covered entity and business associate, and we believe we are generally in compliance with the privacy regulations. However, the documentation and process requirements of the privacy regulations are complex and subject to interpretation and our efforts in this respect are ongoing. Our failure to comply with the privacy regulations could subject us to sanctions or penalties. HIPAA authorizes state attorneys general to file suit on behalf of their residents for violations. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we could also incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private information. Additionally, HIPAA’s standards have been used as the basis for the duty of care owed in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. HIPAA also mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities and business associates, such as us, for compliance with the HIPAA privacy and security standards.

We address our information and data security needs by relying on applicable members of our staff and third parties, including auditors and third-party service providers. We have implemented administrative, physical and technical safeguards for the security of personally identifiable, protected health and other sensitive or confidential information that we collect, process, store, access or use, and we take commercially reasonable actions to require that our third-party service providers are taking appropriate security measures to protect the data and information they access, use or collect on our behalf. However, we cannot assure you that these measures will provide absolute security. Despite these efforts, our facilities and systems and those of our third-party service providers, as well as the data that they hold, may be vulnerable to security attacks and breaches caused by acts of vandalism, fraud or theft, computer viruses, criminal activity, coordinated attacks by activist entities, programming and/or human errors, including errors or misdeeds by our own employees or those of our third-party service providers, or other similar events. Because the techniques used to obtain unauthorized access, disable services or sabotage systems change frequently, may originate from less regulated and remote areas around the world and generally are not recognized until launched against us, we may be unable to proactively address these techniques or to implement adequate preventative measures. Emerging and advanced security threats, including coordinated attacks, require additional layers of security which may disrupt or impact efficiency of operations.

Any security breach involving the misappropriation, loss, corruption or other unauthorized disclosure or use of personally identifiable, PHI or other sensitive or confidential information, including financial data, competitively sensitive information or other proprietary data, whether suffered by us or one of our third-party service providers, could have a material adverse effect on our business, reputation, financial condition, cash flows or results of operations. The occurrence of any of the foregoing events to us or a third-party service provider could result in business interruptions and delays, cessations in the availability of systems and our ability to provide services, potential liability and regulatory action, harm or loss to our reputation and relationships with our patients and vendors, investigations, monetary fines, civil or criminal suits, civil penalties or criminal sanctions, as well as significant costs, including as they relate to legal requirements to disclose the breach publicly, repairing any system damage, credit monitoring and similar services offered to patients or others to maintain business relationships after a breach, and the implementation of measures to prevent future breaches. Any of the foregoing may result in a material adverse effect on our results of operations, financial position, and cash flows or our business reputation. In addition, concerns about our practices with regard to the collection, use, disclosure or security of personally identifiable, protected health and other sensitive or confidential information, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.

Changes in regulations or failure to follow regulations requiring the use of “standard transactions” for health care services issued under HIPAA could adversely affect our profitability and cash flows.

Pursuant to HIPAA, the Secretary of Health and Human Services has issued final regulations designed to facilitate the electronic exchange of information in certain financial and administrative transactions. HIPAA transaction standards are complex and subject to differences in interpretation by payors. For instance, some payors may interpret the standards to require us to provide certain types of information, including demographic information not usually provided to us by physicians. As a result of inconsistent application of transaction standards by payors or our inability to obtain certain billing information not usually provided to us by physicians, we could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and revenues. Any future requirements for additional standard transactions, such as claims attachments or use of a national provider identifier, could prove technically difficult, time-consuming or expensive to implement.

Failure to comply with environmental, health and safety laws and regulations could adversely affect our ability to operate and result in fines, litigation or other consequences.

We are subject to licensing and regulation under numerous federal, state and local laws and regulations relating to the protection of the environment and human health and safety. Our use, generation, manufacture, handling, transportation, storage and disposal of chemicals and medical specimens, such as human tissue, infectious and hazardous waste, and radioactive materials, as well as the health and safety of our employees, are covered under these laws and regulations.

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

Additionally, because we use various chemicals for processing specimens in our laboratory operations, we are subject to federal hazardous waste and non-hazardous waste disposal laws and regulations. These laws and regulations address the proper handling, storage and disposal of these chemicals. A violation of such laws, or the future enactment of more stringent laws or regulations, could subject us to liability, or require us to incur costs that could have a material adverse effect on us.

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

We lease our corporate headquarters at 11025 RCA Center Drive, Suite 300, Palm Beach Gardens, FL 33410 (approximately 16,200 square feet), and we lease 30 other facilities: four in Florida, six in Alabama, one in Arizona, one in Massachusetts, three in Michigan, one in Minnesota, two in Nevada, one in New Hampshire, one in New Jersey, one in New York, two in North Carolina, one in Ohio, three in Oregon, one in South Carolina, one in Texas and one in Virginia. These facilities are used for laboratory and pathology operations, administrative, billing and collections operations and storage space. The 31 facilities have lease terms expiring from 2017 to 2026.

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

We are a privately held company and do not currently have any securities listed on any securities exchange. As of March 30, 2017, we have 14 holders of record of our common membership units. We are permitted to make distributions to our members in accordance with the LLC Agreement, but we have not made any distributions during the past three years.

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

The consolidated statements of operations data for the fiscal years 2014, 2015 and 2016, and consolidated balance sheet data as of fiscal year end 2015 and 2016, were derived from Aurora Holdings’ audited consolidated financial statements that are included elsewhere in this Annual Report. The consolidated statements of operations data for the fiscal years ended December 31, 2012 and 2013 and consolidated balance sheet data as of December 31, 2012, 2013 and 2014, were derived from Aurora Holdings’ audited consolidated financial statements not included in this Annual Report. As indicated in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and disclosed in the audited consolidated financial statements included in this Annual Report, we have made a number of acquisitions. The selected historical consolidated financial data includes the results of operations of those acquisitions subsequent to the acquisition date. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Year Ended December 31,
	2012	2013	2014	2015	2016
	(in thousands)
Net revenue	$277,886	$248,169	$242,561	$263,744	$284,039
Operating costs and expenses:
Cost of services	134,877	134,112	132,265	142,663	151,472
Selling, general and administrative expenses(1)	64,230	64,949	61,820	66,890	70,314
Provision for doubtful accounts	18,343	16,945	16,600	16,597	15,789
Intangible asset amortization expense	22,270	18,584	18,092	19,047	19,700
Management fees, related parties	2,875	2,530	2,459	2,614	2,840
Impairment of goodwill and other intangible assets(2)	168,498	53,876	27,516	56,725	6,718
Write-off of financing transaction costs (3)	-	-	-	-	1,494
Gain on sale of leased facility (5)	-	-	(957)	-	-
Change in fair value of contingent consideration	(4,193)	1,149	4,936	1,656	1,866
Merger and acquisition transaction costs	418	169	1,046	889	1,454
Total operating costs and expenses	407,318	292,314	263,777	307,081	271,647
Income (loss) from continuing operations	(129,432)	(44,145)	(21,216)	(43,337)	12,392
Other income (expense):
Interest expense	(32,531)	(32,760)	(35,997)	(40,980)	(41,945)
Write-off of deferred debt issue costs(4)	(848)	-	(1,639)	-	-
Loss on extinguishment of debt(4)	-	-	(805)	-	-
Other income (expense), net	17	17	15	4	-
Total other expense, net	(33,362)	(32,743)	(38,426)	(40,976)	(41,945)
Loss from continuing operations before income taxes	(162,794)	(76,888)	(59,642)	(84,313)	(29,553)
Benefit for income taxes (6)	(5,109)	(3,874)	(4,094)	(878)	(410)
Net loss from continuing operations	(157,685)	(73,014)	(55,548)	(83,435)	(29,143)
Discontinued operations:
Loss from operations	(2,189)	-	-	-	-
Loss on sale	(980)	-	-	-	-
Loss from discontinued operations	(3,169)	-	-	-	-
Net loss	$(160,854)	$(73,014)	$(55,548)	$(83,435)	$(29,143)

	As of December 31,
	2012	2013	2014	2015	2016
	(in thousands)
Cash and equivalents	$10,842	$1,407	$26,422	$19,085	$18,571
Total assets	409,105	328,885	325,780	257,009	239,799
Working capital	(4,126)	(1,770)	18,505	11,368	(177,275)
Long term debt, including current portion	315,965	325,431	370,847	379,764	390,722
Fair value of contingent consideration, including current portion	26,256	7,600	9,050	13,140	10,734
Members’ equity	20,227	(52,494)	(107,574)	(190,783)	(219,786)

(1)

In July 2011, we adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan, which we refer to as the 2011 Plan. The 2011 Plan provides for the grant of options to purchase units of Aurora Holdings to eligible participants. Through December 31, 2016, we have granted a total of 3,632,619 options to employees under the 2011 Plan, of which 2,145,119 have been forfeited. For the years ended December 31, 2014, 2015 and 2016, selling general and administration expenses included compensation costs of $0.5 million, $0.2 million and $0.1 million, respectively, for these awards.

(2)

We test goodwill for impairment annually, or more frequently if circumstances indicate our goodwill may have been impaired.  As a result of our testing we recorded non-cash impairment charges to write-down our recorded goodwill by $0.9 million, $93.0 million, $46.0 million, $52.9 million, $27.3 million, $39.6 million, $17.1 million and $6.7 million, as of June 30, 2012, September 30, 2012, November 30, 2012, November 30, 2013, November 30, 2014, June 30, 2015, November 30, 2015 and November 30, 2016, respectively. We also test for impairment of our other intangible assets whenever events occur indicating the recorded balances of our other intangible assets may not be recoverable. As a result of our testing we recorded non-cash impairment charges to write-down our other intangible assets by $0.2 million, $21.6 million, $7.9 million, $1.0 million and $0.2 million as of June 30, 2012 September 30, 2012, November 30, 2012, November 30, 2013 and November 30, 2014, respectively.

(3)	During the year ended December 31, 2016, we recognized a non-cash charge of $1.5 million to write off costs in connection with a financing transaction that was abandoned in December 2016.
(4)

During 2012, we entered into a second amendment to our credit facility. In connection with the second amendment, we repaid approximately $11.9 million of $114.4 million then outstanding under our term loan credit facility and elected to reduce the maximum amount available under the revolving credit facility from $110 million to $60 million. As a result, we recorded a non-cash write-off of the pro rata portion of unamortized original issue discount and debt issue costs of approximately $0.8 million. In July 2014, we again refinanced our senior secured credit facility and recorded a charge to write off $1.6 million of unamortized deferred debt issue costs and $0.8 million of original issue discount.

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

We define EBITDA as earnings before interest, taxes, depreciation and amortization  and Adjusted EBITDA as EBITDA further adjusted for impairment of goodwill, management fees, equity-based compensation, changes in fair value of contingent consideration, abandoned facility costs, merger and acquisition transaction costs, write-off of financing transaction costs, write-off of deferred debt issue costs and loss on extinguishment of debt, cost savings for reductions in force, implementation of a laboratory systems upgrade, pro forma acquired EBITDA, and certain other charges. We believe that disclosing EBITDA and Adjusted EBITDA provides additional information to investors, enhancing their understanding of our financial performance and providing them important financial metrics used to evaluate performance in the health care industry.

EBITDA and Adjusted EBITDA do not represent net income or cash flow from operations as those terms are defined by GAAP and do not necessarily indicate whether cash flows will be sufficient to fund cash needs. As a result, the measure can be disproportionately affected by a particularly strong or weak quarter. Further, they may not be comparable to the measure for any subsequent four-quarter period or any complete fiscal year.

EBITDA and Adjusted EBITDA are not recognized measurements under GAAP and should not be considered as a substitute for measures of our financial performance as determined in accordance with GAAP, such as net income and operating income. Because other companies may calculate EBITDA and Adjusted EBITDA differently than we do, EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. EBITDA and Adjusted EBITDA have other limitations as analytical tools when compared to the use of net income, which we believe is the most directly comparable GAAP financial measure, including:

•	EBITDA and Adjusted EBITDA do not reflect the provision of income tax expense in our various jurisdictions;
•	EBITDA and Adjusted EBITDA do not reflect the interest expense we incur;
•	EBITDA and Adjusted EBITDA do not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges; and
•	Adjusted EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards.

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands):

	2014 (G)	2015 (G)	2016 (G)
Net loss	$(55,548)	$(83,435)	$(29,143)
Interest expense	35,997	40,980	41,945
Income taxes	(4,094)	(878)	(410)
Depreciation and amortization	22,587	23,274	23,472
EBITDA	(1,058)	(20,059)	35,864

Impairment of goodwill and other intangible assets	27,516	56,725	6,718
Management fees, related parties (A)	2,459	2,614	2,840
Equity-based compensation	468	226	140
Change in fair value of contingent consideration (B)	4,936	1,656	1,866
Sale or abandoned of leased facility (C)	(957)	0	1,171
Merger and acquisition transaction costs (D)	1,046	889	1,454
Write-off of public offering costs (E)	0	0	1,494
Write-off of deferred debt issue costs and loss on extinguishment of debt (F)	2,444	0	0
Cost savings for reductions in force (G)	578	2,604	1,147
Implementation of laboratory systems upgrade (H)	863	1,082	870
Pro forma acquired EBITDA (I)	0	0	501
Discontinued operation (H)	-	-	-
Other charges (J)	1,076	826	252
Adjusted EBITDA	$39,371	$46,563	$54,317

(A)

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

(C)

For the year ended December 31, 2014, represents a one-time gain of $(1.0) million relating to the sale of a clinical leased facility. For the year ended December 31, 2016, represents $1.1 million of non-cash charges to accrue the present value of contractual rent and to write off equipment in connection with the Company’s decision to vacate a facilities in Las Vegas, Nevada in January 2016 and in Tampa, Florida in March 2016.

(D)	Amounts represent merger and acquisition transaction costs, including legal fees.
(E)	During the quarter ended December 31, 2016, the Company delayed a planned financing transaction and recognized a charge to write-off previously deferred financing transaction costs.
(F)

Consists of the non-cash write-off of $1.6 million of deferred financing costs in connection with the refinancing of the prior credit facility and a non-cash loss of $0.8 million relating to the extinguishment of debt in the year ended December 31, 2014.

(G)

Represents payments made to employees whose positions were permanently eliminated in the respective period to improve profitability and margin in response to rate pressure specific to those periods, in each case assuming the employees had been terminated at the beginning of the relevant period.

(H)

Represents one-time expenses relating to a company-wide initiative to standardize our laboratory procedures and implement a common LIS system in our existing laboratories. As of December 31, 2016, we had standardized approximately 40% of the laboratories included in this initiative. We are in the process of standardizing the remaining laboratories and we do not expect these expenses to recur once all our existing laboratories have been standardized.

(I)

Represents the incremental Adjusted EBITDA of approximately $0.5 million for the pathology practice we acquired in Oregon on March 31, 2016 and $51,000 for the pathology practice we acquired in Florida on April 8, 2016, that we estimate would have been contributed had we acquired the practices on January 1, 2016. Our estimates of incremental Adjusted EBITDA are based on due diligence quality of earnings reports prepared for us in connection with the applicable acquisitions.

(J)

Represents (i)  costs and expenses paid to Dynamic Healthcare Solutions, LLC (“DHS”) of $0.9 million in 2014, $0.5 million in 2015, and $0.2 million for 2016, respectively, for project-specific support services that in future periods will be performed by company employees with no incremental cost to the Company; and (ii) separation costs of $0.2 million in 2014, $0.2 million in 2015, and $25,000 for 2016, respectively, paid to a former chief executive officer following his retirement in 2011 pursuant to a consulting agreement that terminated on March 1, 2016.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Some of the statements made in this Annual Report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, or that describe our plans, goals, intentions, objectives, strategies, expectations, beliefs and assumptions, are forward-looking statements. The words “believe,” “may,” “might,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project,” “plan,” “objective,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. We caution that the forward-looking statements in this Annual Report are subject to a number of known and unknown risks, uncertainties and assumptions that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Factors that could contribute to these differences include, among other things:

•	our ability to successfully conduct an exchange offer to refinance our Senior Notes or otherwise refinance our Senior Notes or extend the maturity of our senior secured credit facility;
•	changes in governmental and non-governmental reimbursement rates for our diagnostic services;
•	internalization of testing functions and technologies by our clients;
•	competition in our industry from existing or new companies;
•	disruptions or failures of our IT solutions or infrastructure;
•	the introduction of new diagnostic technologies or products which could reduce demand for our services;
•	our inability to acquire rights to new technologies and products, or recalls or discontinuations of existing technologies or products;
•	loss of key executives, pathologists or technical personnel;
•	changes in the mix of diagnostic testing services we perform;
•	changes in the percentage of services we perform for certain subspecialties;
•	failure to successfully integrate or fully realize the anticipated benefits from our acquisitions;
•	the discovery of unknown or contingent liabilities from acquired businesses;
•	failure to manage our growth effectively;
•	changes in reimbursement rates due to consolidation in the health insurance industry;
•	the loss of in-network status with, or our the inability to collect from, health care insurers;

•	the failure to successfully collect for our services;
•	changes in the dermatopathology market;
•	changes in clinical protocols that reduce demand for diagnostic testing services;
•	changes in our payor mix;
•	the impact of high deductible health plans on demand for our services and our ability to collect for our services;
•	the availability of additional capital resources;
•	the failure of our acquired assets to generate the level of expected returns;
•	growth in demand for our services that exceeds our ability to adequately scale our infrastructure;
•	general economic, business or regulatory conditions affecting the health care and diagnostic testing services industries;
•

violation of, failure to comply with, or changes in federal and state laws and regulations related to, submission of claims for our services, fraud and abuse, patient privacy, corporate practice of medicine, billing arrangements for our services and environmental, health and safety;

•	our substantial level of indebtedness; and
•	the other risks and uncertainties discussed under the heading “Risk Factors” in Part I, Item 1A of this Annual Report and elsewhere in this Annual Report.

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

General

We are a leading independent pathology services and cancer diagnostics company. We provide integrated diagnostic consultations, information services and personalized medicine services tailored to the patients of our referring physicians, hospitals and hospital systems. We also provide research services to pharmaceutical companies and other research entities. Our highly-trained, subspecialized pathologists deliver comprehensive diagnostic opinions of a patient’s condition and work collaboratively with referring physicians to determine appropriate treatments. We have established long-standing relationships with our referring physicians as a result of our locally provided diagnostic services, frequent diagnostic consultations and flexible IT solutions that are customizable to our clients’ needs. Our client-centered approach to providing diagnostic services is driven by our belief that the practice of medicine and the delivery of healthcare are both personal and best delivered locally. Our operations consist of one reportable segment.

Key Factors Affecting Our Results of Operations

Services Mix

An important factor affecting our financial performance is the impact of changes in our services mix, including the conversion of global fee arrangements to technical component or professional component arrangements and changes in the accession volume across our various subspecialties. Under a global fee arrangement, we provide both technical and professional services. The technical component represents the cost of preparing a specimen for interpretation, while the professional component represents the cost of supervision and interpretation by our pathologists. We generally prefer global fee arrangements in which we provide both the professional and technical services components, as opposed to arrangements where we only perform either technical or professional services, because global arrangements result in higher revenue per accession. Additionally, changes in test volume across our various subspecialties can impact our revenue. For example, molecular testing, hematopathology, dermatopathology, gastrointestinal and genitourinary all have higher revenue per accession than women’s health pathology services and clinical tests. Women’s health services and clinical tests generally have lower revenue per accession. Therefore, increases in the percentage of accessions related to women’s health pathology services relative to the percentages of accessions generated by other subspecialities would generally decrease our average revenue per accession. Conversely, a higher volume of molecular testing would generally increase our average revenue per accession.

Payor Mix

Changes in our payor mix, as well as changes in the payors used by our referring physicians, can affect our revenue per accession and impact our financial results. We generally provide services on an in-network basis, where we perform services for patients within the networks of payors with which we have contracts. Services performed on an out-of-network basis comprised approximately 10% of our 2016 revenue. Our payors include governmental payors, such as Medicare and Medicaid; private insurance, including managed care organizations and commercial payors; and private payors, such as physicians and individual patients. Because we are generally obligated to bill for our services in the specific manner prescribed by each payor, who may each have different billing requirements, these differences can impact our financial results. Therefore, if more of our referring physicians use governmental payors who have historically had lower reimbursement rates as opposed to commercial payors who have historically had higher reimbursement rates, our revenue per accession may decrease. For the year ended December 31, 2016, based on cash collections, we estimate approximately 58% of our revenue was paid by private insurance, including managed care organizations and commercial payors; approximately 22% of our revenue was paid by Medicare; approximately 2% of our revenue was paid by Medicaid; and approximately 18% was paid by physicians and individual patients.

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

On November 2, 2016, CMS issued its 2017 Fee Schedule.  In the 2017 Fee Schedule, CMS effectuated reductions to CPT Code 88305, which is the CPT Code we bill most frequently, of approximately 6.8%. Reimbursement rates for flow cytometry codes were also reduced by approximately 19%.  Based on our current level of reimbursement from Medicare, we estimate the changes to the 2017 Fee Schedule would result in a reduction of our annualized Medicare revenue of approximately $2.9 million.

From time to time we must renegotiate our reimbursements from commercial payors.  We recently renegotiated two contracts which became effective in January and February of 2017, that allow us to retain our in-network status and become a preferred provider in their network. We anticipate these new contracts could generate increased volume, but at lower rates that are more in-line with current market reimbursement rates. We do not anticipate that the increased volume will fully offset the impact of lower reimbursement on our 2017 revenue. Based on 2016 volume, we estimate the reimbursement rates reflected in these two new contracts could result in a reduction of approximately $2.3 million in our net revenue for 2017.

Acquisitions

Since our formation in 2006, we have acquired 31 diagnostic services companies throughout the United States. As a result of the significant number and size of our acquisitions, many of the changes in our consolidated results of operations and financial position discussed from period to period reflect revenue generated by the businesses we have acquired and costs related to these acquisitions. For additional information relating acquisitions in 2014, 2015 and 2016, see “—Recent Acquisitions.”

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

Statement of Operations Overview

Cost of Services

Cost of services consists primarily of physician costs, including compensation, benefits and medical malpractice insurance and other physician related costs. For the year ended December 31, 2016, physician costs represented approximately 42% of our total cost of services. In the future, we may experience increases in physician costs to retain existing physicians, to replace departing physicians or to hire new physicians to support accession growth.

In addition, cost of services includes costs related to the technical preparation of specimens and transcription of reports, depreciation, courier and distribution costs, and all other costs required to fulfill the diagnostic service requirements of our referring physicians and their patients. These costs increase with accession volume and reflect the additional staffing, equipment, supplies and systems needed to process the increased volume and maintain client service levels.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of general lab and corporate overhead, billing, information technology, accounting, human resources, and sales and marketing expenses. We also incur costs to maintain and update our information systems technology at our existing and acquired pathology practices. We expect sales and marketing and IT expenses to increase faster than revenue as we hire additional personnel and invest in LIS and BIS to support our efforts to achieve revenue growth and retain existing customer relationships. As we grow, either through acquisition or organic growth and we expand in size, we expect selling, general and administrative expenses as a percent of revenue to reduce over time.

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

Recent Acquisitions

Through December 31, 2016, we have acquired 31 diagnostic services companies throughout the United States, with our most recent acquisition completed on April 8, 2016. The following summarizes the acquisitions we completed in 2014, 2015 and 2016.

2014 Acquisitions

We acquired 100% of the equity of two separate pathology practices on June 30, 2014, a third pathology practice on September 30, 2014, and a fourth pathology practice on October 31, 2014 for an aggregate cash purchase price of $16.0 million. In three of the transactions, we issued additional consideration payable over three years. The additional consideration for two of these acquisitions is based on the future performance of the acquired practice. The total acquisition date fair value of the additional consideration issued for the 2014 acquisitions was $1.4 million, representing the present value of estimated future payments of $2.0 million. We funded the cash portion of the June 30, 2014 acquisitions using funds drawn under our previous revolving credit facility. We funded the cash portion of the September 30, 2014 acquisition using $9.7 million drawn on our new delayed draw term loan and the October 31, 2014 acquisition with cash on hand.

2015 Acquisitions

On July 31, 2015, we acquired the assets of two pathology practices and a billing service, all located in Texas. On October 29, 2015, we acquired 100% of the equity of a pathology practice in Ohio. We paid $15.4 million of cash in aggregate at closing and issued contingent notes to the sellers payable over three to six years from the applicable date of closing. Payments under the contingent notes will be paid annually, up to a maximum of $11.9 million over the term of the notes, subject to the retention of certain key facility contracts, financial results and the cash received under specified client contracts. We primarily used the funds available under our $25.0 million delayed draw term loan to pay the $15.4 million cash portion of the purchase price for the acquisitions.

2016 Acquisitions

On March 31, 2016, we acquired 100% of the equity of a hospital-based pathology practice located in Oregon. We paid a total of $7.0 million at closing and issued contingent notes payable over three years. Payments under the contingent notes will be paid annually, up to a maximum of $1.5 million, subject to the future financial performance of the acquired practice and the retention of a key facility contract. We used the available cash under our $40.0 million delayed draw term loan B to pay the $7.0 million cash portion of the purchase price for the acquisition. On April 8, 2016, we acquired a hospital-based pathology practice in Florida, for a purchase price of approximately $0.9 million. The acquisition was funded with available cash.

As a result of the significant number and size of the acquisitions, many of the changes in our consolidated results of operations and financial position in 2016, compared to 2015, and in 2015, compared to 2014, discussed below relate to the acquisitions completed in 2014, 2015 and 2016.

Results of Operations

The following table outlines, for the periods presented, our results of operations as a percentage of net revenue.

	Year Ended December 31,
	2013	2015	2016
Net Revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of services	54.5%	54.1%	53.3%
Selling, general and administrative expenses	25.5%	25.4%	24.8%
Provision for doubtful accounts	6.8%	6.3%	5.6%
Intangible asset amortization expense	7.5%	7.2%	6.9%
Management fees, related parties	1.0%	1.0%	1.0%
Impairment of goodwill and other intangible assets	11.3%	21.5%	2.4%
Write-off of financing transaction costs	0.0%	0.0%	0.5%
Gain on sale of leased facility	-0.4%	0.0%	0.0%
Merger and acquisition transaction costs	0.4%	0.3%	0.5%
Change in fair value of contingent consideration	2.0%	0.6%	0.7%
Total operating costs and expenses	108.7%	116.4%	95.6%
Income (loss) from continuing operations	-8.7%	-16.4%	4.4%
Other income (expense):
Interest expense	-14.8%	-15.5%	-14.8%
Write-off of deferred debt issue costs	-0.7%	0.0%	0.0%
Loss on extinguishment of debt	-0.3%	0.0%	0.0%
Other income (expense)	0.0%	0.0%	0.0%
Total other expense, net	-15.8%	-15.5%	-14.8%
Loss from continuing operations before income taxes	-24.6%	-32.0%	-10.4%
Benefit for income taxes	-1.7%	-0.3%	-0.1%
Net loss	-22.9%	-31.6%	-10.3%

Our historical consolidated operating results do not reflect the results of operations of our 2014, 2015 and 2016 acquisitions prior to the effective date of those acquisitions. As a result, our historical consolidated operating results may not be indicative of what our results of operations will be for future periods. Also, effective January, 1, 2015, we adjusted the way we count our accession volume to better reflect our revenue per accession. Accession counts for all prior periods have been revised to reflect our current methodology.

Comparison of the Year Ended December 31, 2016 and 2015

Net Revenue

Net revenue increased approximately $20.3 million, or 7.7%, to $284.0 million for the year ended December 31, 2016, from $263.7 million for the year ended December 31, 2015. Revenue from pathology practices that we operated for the full years 2015 and 2016, which we refer to herein as our existing pathology practices, increased approximately $1.6 million, or 0.6%, while the acquisitions contributed approximately $26.0 million and $7.3 million to net revenue in the years ended December 31, 2016 and 2015, respectively, which is a net increase of $18.7 million.

Total accessions increased by 45,000 to 2,121,000 for the year ended December 31, 2016, compared to 2,076,000 for the year ended December 31, 2015. Accessions at existing pathology practices decreased by 71,000 for the year ended December 31, 2016, compared to the year ended December 31, 2015, while pathology practices acquired in 2015 and 2016 contributed 146,000 and 30,000 accessions for the years ended December 31, 2016 and 2015, respectively, which is a net increase of 116,000 accessions. The average revenue per accession at our existing pathology practices increased to approximately $130 for the year ended December 31, 2016, from $125 for the year ended December 31, 2015. The increase in existing practice revenue was primarily related to changes in service mix, higher Medicare reimbursement under the 2016 PFS, and higher revenue from ARI, partially offset by lower volume from certain continuing clients as well as client attrition.

Cost of Services

Cost of services increased approximately $8.8 million, or 6.2%, to $151.5 million for the year ended December 31, 2016 from $142.7 million for the year ended December 31, 2015. Cost of services at pathology practices acquired in 2015 and 2016 was $13.4 million and $3.4 million for the years ended December 31, 2016 and 2015, respectively. Cost of services for our existing pathology practices decreased approximately $1.2 million, or 0.9%, to $138.0 million for the year ended December 31, 2016, compared to $139.2 million for the year ended December 31, 2015. The decrease in costs of services at our existing pathology practices, inclusive of ARI, was primarily as a result of lower laboratory supplies and technical processing costs, which correlate to lower volume, and lower personnel related costs, partially offset by higher consulting costs.

As a result of the preceding factors, cost of services was 53.3% of net revenue for the year ended December 31, 2016, compared to 54.1% for the year ended December 31, 2015, and our gross margins were 46.7% and 45.9% for the years ended December 31, 2016 and 2015, respectively. Our gross margin may be negatively impacted by lower average revenue per accession and increases in pathologist compensation and replacement costs. Cost of services and our related gross profit percentages may be positively or negatively impacted by market conditions and our service mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $3.4 million, or 5.1%, to $70.3 million for the year ended December 31, 2016 from $66.9 million for the year ended December 31, 2015. Selling, general and administrative expenses for pathology practices acquired in 2015 and 2016 were $2.4 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively. Selling, general and administrative expenses at corporate increased by approximately $0.1 million due to higher personnel related costs.  Selling, general and administrative expenses at our existing pathology practices increased by approximately $1.4 million for the year ended December 31, 2016 compared to 2015 primarily from non-cash charges related to two leased locations vacated in the year ended December 31, 2016, as well as higher personnel and collections costs.

As a percentage of net revenue, selling, general and administrative expenses were 24.8% and 25.4% for the years ended December 31, 2016 and 2015, respectively.

Provision for Doubtful Accounts

Our provision for doubtful accounts decreased by approximately $0.8 million, to $15.8 million for the year ended December 31, 2016, compared to $16.6 million for the year ended December 31, 2015. As a percentage of net revenue, the provision for doubtful accounts was 5.6% for the year ended December 31, 2016, compared to 6.3% for the year ended December 31, 2015. The decrease in the provision for doubtful accounts as a percentage of net revenue primarily related to changes in our collections processes which have improved our collections results. The Company’s provision for doubtful accounts could be positively or negatively impacted by changes in payor mix.

Intangible Asset Amortization Expense (Amortization)

Amortization expense increased by approximately $0.7 million, to $19.7 million for the year ended December 31, 2016, from $19.0 million for the year ended December 31, 2015 as a result of amortization of finite lived intangible assets recorded for practices acquired in 2015 and 2016. We amortize our intangible assets over weighted average lives ranging from 3 to 15 years.

Management Fees, Related Parties

Management fees increased by approximately $0.2 million, to $2.8 million for the year ended December 31, 2016, from $2.6 million for the year ended December 31, 2015 as a result of higher net revenue. Management fees are based on 1.0% of net revenue plus expenses. Since April 2013, the Company has accrued but not paid management fees in accordance with the terms of its credit agreements. For each of the years ended December 31, 2016 and 2015, we paid expenses of less than $0.1 million, but paid no management fees, and the Company expects to pay no management fees through December 31, 2017. As of December 31, 2016, $11.5 million of these management fees are reflected in long-term liabilities in the accompanying consolidated balance sheet.

Impairment of Goodwill and Other Intangible Assets

At November 30, 2016, we tested goodwill for potential impairment and determined the carrying value at one of our reporting units exceeded the estimated fair value. As a result, we recorded a non-cash impairment charge of $6.7 million to write down the carrying value of goodwill at this reporting unit. The expected loss of the reporting unit’s largest client resulted in a reduction in the fair value of the reporting unit below its carrying value.

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

As of December 31, 2016, we had goodwill and net intangible assets of $172.6 million.

Write-off of Financing Transaction Costs

During the quarter ended December 31, 2016, we delayed the completion of a financing transaction.  As a result, we recognized a charge of $1.5 million to write off the previously deferred financing transaction costs.

Change in Fair Value of Contingent Consideration

For the year ended December 31, 2016, we recorded net non-cash charges of $1.9 million, compared to $1.7 million for the year ended December 31, 2015, to recognize changes in the estimated fair values of contingent consideration issued in connection with our acquisitions. These charges relate to changes in the estimated fair value, including numerous variables such as the discount rate, remaining pay out period and the projected performance for each acquisition.

Merger and Acquisition Transaction Costs

Costs associated with our merger and acquisition transactions increased to $1.5 million for the year ended December 31, 2016, compared to $0.9 million for the year ended December 31, 2015, as a result of increased merger and acquisition transactions activity during 2016.

Interest Expense

Interest expense for the year ended December 31, 2016 was $41.9 million, compared to $41.0 million for the year ended December 31, 2015. The higher interest expense related to higher average balances outstanding under our credit facility term loans.

Benefit for Income Taxes

We are a Delaware limited liability company taxed as a partnership for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Holdings in accordance with the terms of the LLC Agreement. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The benefit for federal and state income taxes, as reflected in our consolidated financial statements, amounted to a benefit of $0.4 million and $0.9 million for the years ended December 31, 2016 and 2015, respectively.

Comparison of the Year Ended December 31, 2015 and 2014

Net Revenue

Net revenue increased approximately $21.1 million, or 8.7%, to $263.7 million for the year ended December 31, 2015, from $242.6 million for the year ended December 31, 2014. Revenue from pathology practices that we operated for the full years 2014 and 2015, which we refer to herein as our existing pathology practices, increased approximately $5.3 million, or 2.2%, while the acquisitions contributed approximately $4.8 million and $20.6 million to net revenue in the years ended December 31, 2014 and 2015, respectively, which is a net increase of $15.8 million.

Total accessions increased by 109,000 to 2,076,000 for the year ended December 31, 2015, compared to 1,967,000 for the year ended December 31, 2014. Accessions at existing pathology practices increased by 6,000 for the year ended December 31, 2015, compared to the year ended December 31, 2014, while pathology practices acquired in 2014 and 2015 contributed 141,000 and 38,000 accessions for the years ended December 31, 2015 and 2014, respectively, which is a net increase of 103,000 accessions. The average revenue per accession at our existing pathology practices increased to approximately $125 for the year ended December 31, 2015, from $123 for the year ended December 31, 2014. The increase in net revenue at our existing pathology practices was due primarily to changes in testing mix, higher revenue from ARI and higher reimbursement from Medicare.

Cost of Services

Cost of services increased approximately $10.4 million, or 7.9%, to $142.7 million for the year ended December 31, 2015 from $132.3 million for the year ended December 31, 2014. Cost of services at pathology practices acquired in 2014 and 2015 was $10.4 million and $2.5 million for the years ended December 31, 2015 and 2014, respectively. Cost of services for our existing pathology practices increased approximately $2.5 million, or 1.9%, to $132.2 million for the year ended December 31, 2015, compared to $129.7 million for the year ended December 31, 2014. The increase in costs of services at our existing pathology practices, inclusive of ARI, primarily related to higher personnel related expenses, technical processing costs and physician consulting fees, partially offset by reductions in lab supplies costs associated with improved supplies contracts.

As a percentage of net revenue, cost of services was 54.1% and 54.5% for the years ended December 31, 2015 and 2014, respectively, and our gross margins were 45.9% and 45.5% for the years ended December 31, 2015 and 2014, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased approximately $5.1 million, or 8.2%, to $66.9 million for the year ended December 31, 2015 from $61.8 million for the year ended December 31, 2014. Selling, general and administrative expenses for pathology practices acquired in 2014 and 2015 were $2.5 million and $0.5 million for the years ended December 31, 2015 and 2014, respectively. Selling, general and administrative expenses at corporate increased by approximately $4.0 million while expenses at our existing pathology practices decreased by approximately $0.9 million for the year ended December 31, 2015 compared to 2014. Corporate selling, general and administrative costs increased primarily due to higher personnel related costs, including increased temporary personnel and travel costs, as well as increased legal and consulting fees. Selling, general and administrative expense decreased at our existing pathology practices primarily attributable to the $1.2 million for a legal settlement with the U.S. Veterans Health Administration recognized in 2014, partially offset by higher personnel related costs and billing fees in 2015.

As a percentage of net revenue, selling, general and administrative expenses were 25.4% and 25.5% for the years ended December 31, 2015 and 2014, respectively.

Provision for Doubtful Accounts

Our provision for doubtful accounts was $16.6 million for each of the years ended December 31, 2015 and 2014. As a percentage of net revenue, the provision for doubtful accounts was 6.3% for the year ended December 31, 2015, compared to 6.8% for the year ended December 31, 2014. The decrease in the provision for doubtful accounts as a percentage of net revenue primarily related to changes in our collections processes which have improved our collections results.

Intangible Asset Amortization Expense (Amortization)

Amortization expense increased by approximately $0.9 million, to $19.0 million for the year ended December 31, 2015, from $18.1 million for the year ended December 31, 2014 as a result of intangible assets acquired in 2014 and 2015, partially offset by certain intangible assets becoming fully amortized.

Management Fees, related parties

Management fees increased by approximately $0.1 million, to $2.6 million for the year ended December 31, 2015, from $2.5 million for the year ended December 31, 2014 as a result of higher net revenue. Management fees are based on 1.0% of net revenue plus expenses. Since April 2013, the Company has accrued but not paid management fees in accordance with the terms of its credit agreements. For each of the years ended December 31, 2015 and 2014, we paid expenses of less than $0.1 million, but paid no management fees, and the Company expects to pay no management fees through December 31, 2016.

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

Merger and Acquisition Transaction Costs

Costs associated with our merger and acquisition transactions decreased to $0.9 million for the year ended December 31, 2015, compared to $1.0 million for the year ended December 31, 2014, as a result of a decline in acquisition activity during 2015.

Interest Expense

Interest expense for the year ended December 31, 2015 was $41.0 million, compared to $36.0 million for the year ended December 31, 2014. The higher interest expense related to higher average balances outstanding under our credit facility term loans. Additionally, interest rates under our senior secured credit facility entered into on July 31, 2014 are higher than the rates under our prior credit facility, which was paid off on July 31, 2014 with a portion of the proceeds from the current credit facility.

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

Benefit for Income Taxes

The benefit for federal and state income taxes, as reflected in our consolidated financial statements, amounted to a benefit of $0.9 million and $4.1 million for the years ended December 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

Since inception, we have primarily financed operations through capital contributions from our equityholders, long-term debt financing and cash flow from operations.

On December 20, 2010, we issued $200.0 million in unsecured senior notes that mature on January 15, 2018, which we refer to as our Senior Notes. The Senior Notes bear interest at an annual rate of 10.75%, which is payable each January 15th and July 15th. In accordance with the indenture governing our Senior Notes, we are subject to certain limitations on issuing additional debt and are subject to other customary affirmative and negative covenants. The Senior Notes are currently redeemable at our option at par, plus accrued interest. The Senior Notes rank equally in right of repayment with all of our other senior indebtedness, but are subordinated to our secured indebtedness to the extent of the value of the assets securing that indebtedness.

On July 31, 2014, we entered into a $220.0 million credit facility with Cerberus Business Finance, LLC, which facility, as subsequently amended, we refer to as our senior secured credit facility. Our senior secured credit facility initially consisted of a $165.0 million initial term loan, $30.0 million revolving credit line and $25.0 million delayed draw term loan.  The delayed draw term loan facility was available through October 31, 2015 to pay for acquisitions, including acquisition related fees and expenses. Each of the term loan, revolving credit line and delayed draw term loan under the senior secured credit facility mature on July 14, 2019, but are subject to an accelerated maturity date of October 14, 2017, and would require repayment in full on such date, if our Senior Notes are not refinanced prior to October 14, 2017. We expect to conduct an exchange offer to refinance our Senior Notes to avoid the acceleration of the maturity of our senior secured credit facility, however we can give no assurance that we will be able to conduct or close the exchange offer or otherwise refinance the Senior Notes or the senior secured credit facility.

Under the outstanding term loans, quarterly principal repayments of $0.5 million were required and paid from September 30, 2015 through December 31, 2016.  Quarterly principal repayments increase to $0.9 million on March 31, 2017 through June 30, 2018 and to $1.3 million on September 30, 2018 and each quarter end thereafter, with the balance due at maturity. Prior to the second amendment on April 10, 2015, at our option, interest under the credit facility was either LIBOR, with a 1.25% floor, plus 7%, or at a base rate, with a 2.25% floor, plus 6%.

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

As of December 31, 2016, we owed $162.0 million under the term loan, $25.0 million under the delayed draw term loan and $10.0 million under the delayed draw term loan B facility. As of December 31, 2016, no amounts were outstanding and we had $30.0 million available under our revolving credit facility.

The senior secured credit facility is secured by essentially all of our assets and unconditionally guaranteed by us and certain of the Company’s subsequently acquired or organized domestic subsidiaries and is subject to certain financial covenants. The senior secured credit facility requires us to maintain a maximum leverage ratio (based upon the ratio of total funded debt to consolidated EBITDA, net of agreed cash amounts) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to net cash interest expense), each quarter based on the last four fiscal quarters. The maximum leverage ratio as of December 31, 2016 was 9.80:1.00 and becomes more restrictive each quarter through maturity. The minimum interest coverage ratio was 1.00:1.00 as of December 31, 2016 and increases to 1.05:1.00 on December 31, 2017. In addition, we are required to maintain liquidity (defined as availability under the revolving credit facility plus amounts in bank accounts that are subject to the agent’s perfected first priority liens) of at least $5.0 million at any time and $10.0 million on the last business day of each month. We are also subject to other restrictive covenants set forth in our senior secured credit facility.  Generally, we are permitted to make voluntary prepayments under our senior secured credit facility and to reduce the revolving loan commitments at any time. However, subject to certain exceptions, prepayments and commitment reductions are currently subject to a premium equal to 2.0%, which will be reduced to 1.0% effective August 1, 2017 and eliminated entirely after July 31, 2018.

Subject to certain exceptions, we are required to prepay borrowings under the credit facility as follows:  (i) with 100% of the net cash proceeds we receive from the incurrence of debt obligations other than debt obligations otherwise permitted under the financing agreement, (ii) with 100% of the net cash proceeds in excess of $1 million in the aggregate in any fiscal year we receive from specified non-ordinary course asset sales or as a result of casualty or condemnation events, subject to reinvestment provisions, (iii) with 50% of our excess cash flows for each fiscal year, which commenced with the fiscal year ending December 31, 2015, and (iv) 100% of the net cash proceeds from the exercise of any “equity cure” with respect to the financial covenants contained in the financing agreement.

Our credit facility specifies maximum limits for our consolidated capital expenditures on an annual basis and includes negative covenants restricting or limiting our ability to, among other things, incur, assume or permit to exist additional indebtedness or guarantees; incur liens and engage in sale leaseback transactions; make loans and investments; declare dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and other business combinations; prepay, redeem or purchase certain indebtedness; amend or otherwise alter terms of our indebtedness; sell assets; enter into transactions with affiliates and alter our business without prior approval of the lenders. The senior secured credit facility also contains customary default provisions that include material adverse events, as defined therein.

Long-term debt consists of the following as of December 31, 2016 (in thousands):

	2015	2016
Senior Notes	$200,000	$200,000
Term loans	164,000	162,000
Delayed draw term loans	25,000	35,000
Notes payable	133	67
Capital lease obligations	129	50
	389,262	397,117
Less:
Original issue discount, net	(3,877)	(2,759)
Debt issuance costs, net	(5,621)	(3,636)
Current portion	(2,147)	(191,681)
Long-term debt, net of current portion	$377,617	$199,041

As of December 31, 2016, future maturities of long-term debt are as follows (in thousands):

Year Ending December 31,
2017*	$197,112
2018	200,005
2019*	-
$397,117

*

Our senior secured credit facility matures on July 14, 2019, but is subject to an accelerated maturity date of October 14, 2017 and will become due on such date if our Senior Notes are not refinanced or their maturity is not extended prior to October 14, 2017. As of December 31, 2016, the amounts due under the term loans under the senior secured credit facility are classified as current liabilities and the future debt maturities in 2017 include $194.4 million for the accelerated balance of the term loans under the senior secured credit facility. However, as discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 under the sub-heading “Going Concern Considerations” in our consolidated financial statements included in this Annual Report, we expect to conduct an exchange offer to refinance our Senior Notes and avoid the acceleration of the maturity of our senior secured credit facility.

Contingent Consideration

In connection with the majority of our acquisitions, we have agreed to pay additional consideration annually over future periods of three to six years based upon contract retention and the attainment of stipulated levels of operating results by each of the acquired entities, as defined in their respective agreements.  The computation of the annual operating results is subject to review and approval by sellers prior to payment. In the event there is a dispute, the Company will pay the undisputed amount and then take reasonable efforts to resolve the dispute with the sellers. If the sellers are successful in asserting their dispute, the Company could be required to make additional payments in future periods. For the years ended December 31, 2014, 2015 and 2016, we paid consideration under contingent notes of $5.8 million, $4.5 million and $5.4 million, respectively. During 2014 we received $1.2 million of repayments of contingent notes.

As of December 31, 2016, the total maximum future payments of contingent consideration issued in acquisitions was $17.7 million. Lesser amounts will be paid or no payments will be made for earnings below the maximum level of stipulated earnings or if the stipulated contracts are not retained. We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. These estimates involve significant projections regarding future performance of the acquired practices. If actual future results differ significantly from current estimates, the actual payments for contingent consideration will differ correspondingly. As of December 31, 2016, the fair value of contingent consideration related to acquisitions was $10.7 million, representing the present value of approximately $14.2 million in estimated future payments through 2021.

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

Medical Malpractice Insurance

We are insured on a claims-made basis up to our policy limits through a third party malpractice insurance policy. We establish reserves, on an undiscounted basis, for self-insured deductibles, claims incurred and reported and claims incurred but not reported (IBNR) during the policy period. We had recorded medical malpractice liabilities of $2.2 million and $1.9 million as of December 31, 2015 and 2016, respectively, which were included in accounts payable, accrued expenses and other current liabilities. We also record a receivable from our insurance carrier for expected recoveries. Expected insurance recoveries, which are included in prepaid expenses and other current assets, were $0.3 million and $0.4 million as of December 31, 2015 and 2016, respectively. So long as we maintain third party malpractice insurance policies, the IBNR claims will be covered by such third party policy up to the policy limits.

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

As of December 31, 2016, we had cash and cash equivalents of $18.6 million and negative working capital of $177.3 million.  We had $30.0 million available under our revolving credit facility. Our senior secured credit facility matures on July 14, 2019, but is subject to an accelerated maturity date of October 14, 2017, and will become due in 2017, if our Senior Notes are not refinanced or their maturity is not extended prior to October 14, 2017. As of December 31, 2016, the amounts due under our term loans are classified as current liabilities and the future debt maturities in 2017 include $197.0 million for the entire outstanding balance of the term loans under our senior secured credit facilities. Our Senior Notes mature on January 15, 2018. We have a total of $200.0 million aggregate principal amount of Senior Notes outstanding.

On March 30, 2017, we executed a non-binding term sheet with holders of over 98% of the Senior Notes setting forth the terms of an offer to exchange the Senior Notes for a combination of up to $200.0 million of new senior notes due January 15, 2020 and penny warrants to purchase up to 15% of our equity interests.  The term sheet provides that, concurrently with the exchange offer, we will commence a consent solicitation to remove substantially all of the restrictive covenants and events of default from the indenture governing the Senior Notes. The term sheet also provides that the holders parties thereto will enter into a support agreement pursuant to which, subject to certain conditions and exceptions, they will agree to tender their Senior Notes in the exchange offer and provide consents in the consent solicitation. We have agreed to close the exchange offer by May 30, 2017. To the extent that any of the holders of the remaining 2% of Senior Notes do not participate in the exchange offer, we could, with the consent of the administrative agent under the senior secured credit facility, call any remaining Senior Notes for redemption and repay them at par using cash on hand.

If we are able to conduct and close the exchange offer on the terms contemplated by the term sheet, assuming that all Senior Notes are tendered therein, at the closing thereof we will have extended the maturity of the Senior Notes to January 15, 2020, and therefore, the maturity of the senior secured credit facility should not be accelerated. However we can give no assurance that we will be able to conduct and successfully close the exchange offer because, among other reasons, the term sheet is non-binding on the parties thereto, including us.

In light of the plan to exchange the Senior Notes as described above, our management believes our current cash and cash equivalents, cash from operations and the amount available under our revolving credit facility will be sufficient to fund working capital requirements for the next 12 months. This belief assumes, among other things, that we will be able to conduct and close the exchange offer and therefore avoid acceleration of the maturity date of the senior secured credit facility, will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. There is no assurance we will be able to conduct and close the exchange offer with respect to the Senior Notes or that the Senior Notes or the senior secured credit facility will otherwise be extended, or refinanced in a timely manner or on terms acceptable to us, or at all, or that we will be able to achieve our forecasted cash from operations. If one or more of these factors do not occur as expected, it could cause a default under one or more of the agreements governing our indebtedness. If we are unable to exchange our Senior Notes or otherwise refinance or extend the maturity of the Senior Notes or the senior secured credit facility and if our cash from operations and refinancing sources are insufficient to service our debt or to fund our other liquidity needs, we may be forced to reduce or delay our business activities, sell material assets, seek additional capital or be forced into insolvency or liquidation.

In addition, in order to access the amounts available under our revolving credit facility, we must meet the financial tests and ratios contained in our senior secured credit facility. We currently expect to extend the maturity of our Senior Notes and to meet these financial tests and ratios at least for the next 12 months.  Nonetheless, we may not achieve all of our business goals and objectives and events beyond our control could affect our ability to meet these financial tests and ratios and limit our ability to access the amounts otherwise available under our revolving credit facility.

Cash Provided By Operating Activities

Net cash provided by operating activities during the year ended December 31, 2016 was $7.0 million compared to $2.3 million during the year ended December 31, 2015. Net cash provided by operating activities for the year ended December 31, 2016 reflected a net loss of $29.1 million and certain adjustments for non-cash items, including $6.7 million for a write-off of goodwill, $23.5 million of depreciation and amortization, $3.2 million of amortization of debt issue costs and original issue discount, $0.1 million of equity compensation costs, a $1.9 million increase in the fair value of contingent consideration, $1.5 million for a write-off of public offering costs, and a $1.2 million non-cash charge for the abandonment of leased facilities, partially offset by a net decrease of $1.9 million of deferred income tax liabilities. Net cash provided by operating activities for the year ended December 31, 2016 also reflected a $2.0 million increase in accounts receivable, $0.1 million decrease in prepaid income taxes and other prepaid expenses, a $0.1 million decrease in accrued interest, a $2.3 million increase in accounts payable, accrued expenses and other liabilities, and a $0.4 million decrease in accrued compensation. As of December 31, 2016, our DSO (Days Sales Outstanding) were 47 days compared to 43 days as of December 31, 2015. Various factors contributed to the increase in DSOs, including Medicare denials currently under appeal, delays in billing due to conversion of billing systems at four of our locations, longer collection cycles on accounts receivable for acquired hospital-based practices and delays in collections for credentialing issues.

Cash Used In Investing Activities

Net cash used in investing activities during the year ended December 31, 2016 was $15.0 million compared to $22.1 million during the year ended December 31, 2015. Net cash used in investing activities during the year ended December 31, 2016 primarily consisted of $7.3 million net cash paid for acquisitions, $5.4 million of contingent note payments and $2.4 million of purchases of property and equipment.

Cash Provided By Financing Activities

Net cash provided by financing activities for the year ended December 31, 2016 was $7.6 million compared to $12.5 million for the year ended December 31, 2015. For the year ended December 31, 2016, we borrowed $10.0 million under our delayed draw term loan and repaid $2.0 million on our term loan facility, paid $0.3 million of financing transaction costs and paid $0.1 million of principal under subordinated notes and capital leases.

Contractual Obligations and Commitments

The following table sets forth our long-term contractual obligations and commitments as of December 31, 2016 (in thousands):

	Payments Due by Period
Contractual obligations	2017	2018	2019	2020	2021	Thereafter	Total
Senior notes (1)	$-	$200,000	$-	$-	$-	$-	$200,000
Term loans (1)	197,000	-	-	-	-	-	197,000
Unsecured subordinated notes	67	-	-	-	-	-	67
Estimated interest on senior secured notes	21,500	10,750	-	-	-	-	32,250
Estimated interest on term loans (2)	14,372	-	-	-	-	-	14,372
Capitalized and operating leases	5,472	5,179	4,581	2,983	2,187	3,570	23,972
Supplies agreements	2,134	829	790	788	97	-	4,638
Total	$240,545	$216,758	$5,371	$3,771	$2,284	$3,570	$472,299

(1)

Our senior secured credit facility matures on July 14, 2019, but is subject to a maturity date of October 14, 2017, and will become due on such date, if our Senior Notes are not refinanced or their maturity is not extended prior to October 14, 2017. As of December 31, 2016, the amounts due under our senior secured credit facility are classified as current liabilities and the future debt maturities in 2017 include $197.0 million for the entire outstanding balance of the term loans. However, as discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 under the sub-heading “Going Concern Considerations” in our consolidated financial statements included in this Annual Report, we expect to conduct an exchange offer to refinance our Senior Notes and avoid the acceleration of the maturity of our senior secured credit facility.

(2)

Estimated interest payments on our Term Loans calculated using the current effective interest rates (LIBOR (subject to a floor of 1.25%), plus 7.125% per annum) multiplied by the outstanding balances as of December 31, 2016, reduced by scheduled principal repayments.

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

First, our billing systems are unable to quantify amounts pending approval from third parties. However, we generally operate in most markets as an in-network provider, and we estimate that approximately 90% of our diagnostic testing services are paid for by locally-focused in-network providers.

We also make our provisions for contractual adjustments based on our aggregate historical contractual write-off experience for a particular practice as recorded and reported in that practice’s billing system. This estimate is not done on a patient-by-patient or payor-by-payor basis. The actual aggregate contractual write-offs are recorded as a reduction in our allowance for contractual adjustments account in the period in which they occur. At the end of each accounting period, we analyze the adequacy of our allowance for contractual adjustments based on the information reported by our individual practice’s respective billing systems.

In addition, our current billing systems generally do not provide reports on contractual adjustments by date of service. Accordingly, we are unable to directly compare the aggregate estimated provision for contractual adjustments to the actual adjustments recorded in our various laboratory billing systems at the patient level. However, we do analyze the aggregate provision for contractual adjustments as a percentage of gross charges for each laboratory’s billing system compared to the last twelve months’ actual contractual writes-offs as a percentage of gross charges to determine that our estimated percentages are a reasonable basis for recording our periodic provisions for contractual adjustments.

Further, in determining the provision of doubtful accounts, we analyze the historical write-off percentages for each of our practices as recorded in our billing systems. We record an estimated provision for doubtful accounts for each accounting period based on our historical experience ratios. Actual charge-offs reduce our allowance for doubtful accounts in the period in which they occur. At each balance sheet date, we evaluate the adequacy of our allowance for doubtful accounts based on the information provided by the billing system for each of our practices. In conducting this evaluation, we consider, if available, the aging and payor mix of our accounts receivables.

Finally, in order to assess the reasonableness of the periodic estimates for the provision for contractual adjustments and doubtful accounts, we compare our actual historical contractual write-off percentages and our bad debt write-off percentages to the estimates recorded for each of our practices. In addition, at the end of each accounting period, we evaluate the adequacy of our contractual and bad debt allowances based on the information reported by the billing system for each of our practices to ensure that our reserves are adequate on a consolidated basis.

As of December 31, 2016, for each 1.0% change in our estimate for the allowance for contractual adjustments, net revenue would have increased or decreased approximately $1.0 million. As of December 31, 2016, for each 1.0% change in our estimate for the allowance for doubtful accounts, our provision for doubtful accounts would have increased or decreased by approximately $0.5 million.

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

The discount rates used in estimating the fair value of contingent consideration incorporate current market interest rates adjusted for company specific risks at the acquired practices. At December 31, 2016 the discount rates used ranged from 14.8% to 18.5%.

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

We maintain our cash balances at high quality financial institutions. The balances in our accounts may periodically exceed amounts insured by the Federal Deposit Insurance Corporation, which insures deposits of up to $250,000 as of December 31, 2016. We do not believe we are exposed to any significant credit risk and have not experienced any losses.

Our senior secured credit facility, which is scheduled to mature on July 31, 2019, is subject to an accelerated maturity date of October 14, 2017, and would require repayment on such date, if our Senior Notes are not refinanced or their maturity is not extended prior to October 14, 2017. We expect to conduct an exchange offer to refinance our Senior Notes and avoid the acceleration of the maturity of our senior secured credit facility, however we can give no assurance our refinancing efforts will be successful.

As of December 31, 2016, we had outstanding balances of $197.0 million under our senior secured credit facility, which accrues interest at a variable rate of LIBOR (subject to a floor of 1.25%) plus 7.125% per annum. As of December 31, 2016, the short term LIBOR rate used as the base for calculating the interest rates for our credit facility was approximately 0.934%. As such, changes in the LIBOR rates would not impact our interest expense until the 1.25% floor is exceeded. Based upon the balances outstanding under our revolving credit facility and term loan as of December 31, 2016, for every 100 basis point increase in the LIBOR rates over the 1.25% floor, we would incur approximately $2.0 million of additional annual interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Members

Aurora Diagnostics Holdings, LLC

Palm Beach Gardens, Florida

We have audited the accompanying consolidated balance sheets of Aurora Diagnostics Holdings, LLC (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, members’ deficit, and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15a for each of the three years in the period ended December 31, 2016.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aurora Diagnostics Holdings, LLC as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the three years in the period ended December 31, 2016, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2016, the Company adopted Accounting Standards Update Number 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  Our opinion is not modified with respect to this matter.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Tampa, Florida

March 31, 2017

Aurora Diagnostics Holdings, LLC

Consolidated Balance Sheets

(in thousands, except for member units)

	December 31,
	2015	2016
Assets
Current Assets
Cash and cash equivalents	$19,085	$18,571
Accounts receivable, net	32,851	35,680
Prepaid expenses and other assets	4,321	4,496
Prepaid income taxes	175	-
Total current assets	56,432	58,747

Property and equipment, net	8,646	7,517

Other Assets:
Deferred debt issue costs, net	453	327
Deposits and other noncurrent assets	596	599
Goodwill	125,188	120,755
Intangible assets, net	65,694	51,854
	191,931	173,535
	$257,009	$239,799

Liabilities and Members' Deficit
Current Liabilities
Current portion of long-term debt	$2,147	$191,681
Current portion of fair value of contingent consideration	4,820	4,834
Accounts payable, accrued expenses and other current liabilities	16,839	18,424
Accrued compensation	7,030	6,914
Accrued interest	14,228	14,169
Total current liabilities	45,064	236,022

Long-term debt, net of current portion	377,617	199,041
Deferred tax liabilities	6,473	4,590
Accrued management fees, related parties	8,633	11,473
Fair value of contingent consideration, net of current portion	8,320	5,900
Other liabilities	1,685	2,559

Commitments and Contingencies

Members' Equity Deficit
Common member units, 23,549,812 units issued and outstanding	199,993	199,993
Equity based compensation and transaction costs	(113)	27
Retained deficit	(390,663)	(419,806)
Total Members' Deficit	(190,783)	(219,786)
	$257,009	$239,799

See Notes to Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Consolidated Statements of Operations

Years Ended December 31, 2014, 2015 and 2016

(in thousands)

	December 31,
	2014	2015	2016
Net revenue	$242,561	$263,744	$284,039

Operating costs and expenses:
Cost of services	132,265	142,663	151,472
Selling, general and administrative expenses	61,820	66,890	70,314
Provision for doubtful accounts	16,600	16,597	15,789
Intangible asset amortization expense	18,092	19,047	19,700
Management fees, related parties	2,459	2,614	2,840
Impairment of goodwill and other intangible assets	27,516	56,725	6,718
Write-off of financing transaction costs	-	-	1,494
Gain on sale of leased facility	(957)	-	-
Merger and acquisition transaction costs	1,046	889	1,454
Change in fair value of contingent consideration	4,936	1,656	1,866
Total operating costs and expenses	263,777	307,081	271,647

Loss from operations	(21,216)	(43,337)	12,392

Other income (expense):
Interest expense	(35,997)	(40,980)	(41,945)
Write-off of deferred debt issue costs	(1,639)	-	-
Loss on extinguishment of debt	(805)	-	-
Other income	15	4	-
Total other expense, net	(38,426)	(40,976)	(41,945)

Loss from operations before income taxes	(59,642)	(84,313)	(29,553)

Benefit for income taxes	(4,094)	(878)	(410)
Net loss	$(55,548)	$(83,435)	$(29,143)

See Notes to Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Consolidated Statements of Members’ Deficit

Years Ended December 31, 2014, 2015 and 2016

(in thousands, except for member units)

			Equity Based
		Member	Compensation		Total
	Member	Contributions	and Transaction	Retained	Members'
	Units	(Distributions)	Costs	Deficit	Deficit
Balance, January 1, 2014	23,549,812	$199,993	$(807)	$(251,680)	$(52,494)
Net loss	-	-	-	(55,548)	(55,548)
Equity based compensation	-	-	468	-	468
Balance, December 31, 2014	23,549,812	$199,993	$(339)	$(307,228)	$(107,574)
Net loss				(83,435)	(83,435)
Equity based compensation	-	-	226	-	226
Balance, December 31, 2015	23,549,812	$199,993	$(113)	$(390,663)	$(190,783)
Net loss	-	-	-	(29,143)	(29,143)
Equity based compensation	-	-	140	-	140
Balance, December 31, 2016	23,549,812	$199,993	$27	$(419,806)	$(219,786)

See Notes to Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Consolidated Statements of Cash Flows

Years Ended December 31, 2014, 2015 and 2016

(in thousands)

	2014	2015	2016
Cash Flows From Operating Activities
Net loss	$(55,548)	$(83,435)	$(29,143)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	22,587	23,274	23,472
Amortization of deferred debt issue costs	1,932	2,071	2,111
Amortization of original issue discount on debt	699	1,100	1,119
Deferred income taxes	(3,705)	(1,895)	(1,883)
Equity based compensation	468	226	140
Change in fair value of contingent consideration	4,936	1,656	1,866
Impairment of goodwill and other intangible assets	27,516	56,725	6,718
Write-off of financing transaction costs	-	-	1,494
Loss on abandonment of lease	-	-	1,171
Write-off of deferred debt issue costs	1,639	-	-
Loss on extinguishment of debt	805	-	-
(Gain) loss on sale of leased facility and property	(972)	-	-
Changes in assets and liabilities, net of working capital
acquired in business combinations:
(Increase) decrease in:
Accounts receivable	(191)	(4)	(2,005)
Prepaid income taxes	947	992	175
Prepaid expenses	3,195	(452)	(110)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	2,675	1,147	2,335
Accrued compensation	(2,755)	323	(425)
Accrued interest	3,606	602	(59)
Net cash provided by operating activities	7,834	2,330	6,976
Cash Flows From Investing Activities
Purchase of property and equipment	(2,746)	(2,279)	(2,417)
Proceeds from sale of facility	925	-	-
(Increase) decrease in deposits and other noncurrent assets	(31)	(40)	(4)
Payments of contingent notes	(5,779)	(4,506)	(5,372)
Repayments of contingent notes	1,213	-	-
Businesses acquired, net of cash acquired	(15,394)	(15,323)	(7,250)
Net cash used in investing activities	(21,812)	(22,148)	(15,043)
Cash Flows From Financing Activities
Payments of capital lease obligations	(109)	(81)	(79)
Borrowing under new term loan facility	169,575	15,070	10,000
Repayments under term loan facility	(102,500)	(1,000)	(2,000)
Repayments of subordinated notes payable	(1,000)	(566)	(67)
Net borrowings (repayments) under revolver	(22,200)	-	-
Payment of financing transaction costs	(4,773)	(942)	(301)
Net cash provided by financing activities	38,993	12,481	7,553
Net (decrease) increase in cash and cash equivalents	25,015	(7,337)	(514)
Cash and cash equivalents, beginning	1,407	26,422	19,085
Cash and cash equivalents, ending	$26,422	$19,085	$18,571

(Continued)

Aurora Diagnostics Holdings, LLC

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2014, 2015 and 2016

(in thousands)

	2014	2015	2016
Supplemental Disclosures of Cash Flow Information
Cash interest payments	$29,703	$37,238	$38,791
Cash tax payments	$414	$1,171	$518

Supplemental Schedule of Noncash Investing and Financing Activities
Notes and fair value of contingent consideration issued in acquisitions	$1,400	$6,940	$1,100
Assets acquired under capital leases and fixed minimum purchase commitments	$673	$1,262	$355

See Notes to Consolidated Financial Statements.

Note 1.	Nature of Business; Going Concern Considerations; Sale of Leased Facility; Summary of Significant Accounting Policies; and Recent Accounting Standards

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

Going Concern Considerations

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  The Company requires significant cash flow to service its debt obligations.   However, as further described in Note 7, as of December 31, 2016, the Company had outstanding $200.0 million of senior notes maturing on January 15, 2018 (the “Senior Notes”) and owed $197.0 million under its senior secured credit facility.  The Company’s senior secured credit facility matures on July 14, 2019, but is subject to an accelerated maturity date of October 14, 2017, and will become due on such date, if the Company’s Senior Notes are not refinanced or their maturity is not extended prior to October 14, 2017. Although, as discussed below, the Company has devised a plan to refinance the Senior Notes to avoid the acceleration of the maturity of its senior secured credit facility, as of December 31, 2016, the amounts due under the Company’s senior secured credit facility have been classified as current liabilities.

On March 30, 2017, the Company executed a non-binding term sheet with holders of over 98% of its Senior Notes setting forth the terms of an offer to exchange the Senior Notes for a combination of up to $200.0 million of new senior notes due January 15, 2020 and penny warrants to purchase up to 15% of the Company’s equity interests.  The term sheet provides that, concurrently with the exchange offer, the Company will commence a consent solicitation to remove substantially all of the restrictive covenants and events of default from the indenture governing the Senior Notes. The term sheet also provides that the holders parties thereto will enter into a support agreement pursuant to which, subject to certain conditions and exceptions, they will agree to tender their Senior Notes in the exchange offer and provide consents in the consent solicitation. The Company has agreed to close the exchange offer by May 30, 2017. To the extent that any of the holders of the remaining 2% of Senior Notes do not participate in the exchange offer, the Company could, with the consent of the administrative agent under the senior secured credit facility, call any remaining Senior Notes for redemption and repay them at par using cash on hand.

If the Company is able to conduct and close the exchange offer on the terms contemplated by the term sheet, assuming that all Senior Notes are tendered therein, at the closing thereof the Company will have extended the maturity of the Senior Notes to January 15, 2020, and therefore, the maturity of the senior secured credit facility should not be accelerated.

In light of the plan to exchange the Senior Notes as described above, the Company’s management believes its current cash and cash equivalents, cash from operations and the amount available under its revolving credit facility will be sufficient to fund working capital requirements for the next 12 months. This belief assumes, among other things, that the Company will be able to conduct and close the exchange offer and therefore avoid acceleration of the maturity date of the senior secured credit facility, will continue to be successful in implementing its business strategy and that there will be no material adverse developments in its business, liquidity or capital requirements. There is no assurance the Company will be able to conduct and close the exchange offer with respect to the Senior Notes because, among other reasons, the term sheet described above is non-binding on the parties thereto. There is also no assurance that the Senior Notes or the senior secured credit facility will otherwise be extended, or refinanced in a timely manner or on terms acceptable to the Company, or at all, or that the Company will be able to achieve its forecasted cash from operations. If one or more of these factors do not occur as expected, it could cause a default under one or more of the agreements governing the Company’s indebtedness. If the Company is unable to exchange its Senior Notes or otherwise refinance or extend the maturity of the Senior Notes or the senior secured credit facility and if the Company’s cash from operations and refinancing sources are insufficient to service its debt or to fund its other liquidity needs, the Company may be forced to reduce or delay its business activities, sell material assets, seek additional capital or be forced into insolvency or liquidation.

In addition, in order to access the funds available under its revolving credit facility, the Company must meet the financial tests and ratios contained in its senior secured credit facility. If the Company fails to meet these financial tests and ratios, its ability to access the amounts otherwise available under its revolving credit facility could be limited.

Sale of Leased Facility

On December 31, 2014, the Company sold certain assets, including equipment and other assets, pertaining to its sole clinical laboratory facility for $0.9 million.  This leased facility was the Company’s only location to exclusively perform clinical laboratory testing.  The Company also entered into a laboratory services agreement with the purchaser of the clinical laboratory facility effective January 1, 2015, under which the Company is outsourcing the clinical laboratory testing to the purchaser.  As a result of the facility sale, the Company recorded a gain of approximately $1.0 million for the year ended December 31, 2014.

Summary of Significant Accounting Policies

Principles of consolidation: The accompanying consolidated financial statements of the Company include the accounts of Aurora Diagnostics Holdings, LLC, its wholly-owned subsidiaries, and affiliated practices in which the Company has a controlling financial interest by means other than the direct record ownership of voting stock. All accounts and transactions between the entities have been eliminated in consolidation.

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

Fair value of financial instruments: As of December 31, 2015 and 2016, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value based on the short maturity of these instruments. Refer to Note 11 for discussion of the fair value of the Company’s contingent consideration issued in acquisitions and long-term debt.

Revenue recognition and accounts receivable: The Company recognizes revenue at the time services are performed. Unbilled receivables are recorded for services rendered during, but billed subsequent to, the reporting period. Revenue is reported at the estimated realizable amounts from patients, third-party payors and others for services rendered. Revenue under certain third-party payor agreements is subject to audit and retroactive adjustments. Provisions for estimated third-party payor settlements and adjustments are estimated in the period the related services are rendered and adjusted in future periods as final settlements are determined. The provision for doubtful accounts and the related allowance are adjusted periodically based upon an evaluation of historical collection experience with specific payors for particular services, anticipated collection levels with specific payors for new services, industry reimbursement trends, and other relevant factors. Changes in these factors in future periods could result in increases or decreases in the Company’s provision for doubtful accounts and impact its results of operations, financial position and cash flows. In 2014, 2015 and 2016, approximately 22%, 24% and 24%, respectively, of the Company’s consolidated net revenues were generated by Medicare and Medicaid programs.

Segment Reporting: The Company operates throughout the United States in one reportable segment, the medical laboratory industry. Medical laboratories offer a broad range of testing services to the medical profession. The Company’s testing services are categorized based upon the nature of the test: general anatomic pathology, clinical pathology, dermatopathology, molecular diagnostic services and other esoteric testing services to physicians, hospitals, clinical laboratories and surgery centers. The Company’s revenue consists of payments or reimbursements for these services. For the year ended December 31, 2014, net revenue consisted of 60% from private insurance, including managed care organizations and commercial payors, 22% from Medicare and Medicaid and 18% from physicians and individual patients. For each of the years ended December 31, 2015 and 2016, net revenue consisted of approximately 58% from private insurance, 24% from Medicare and Medicaid and 18% from physicians and individual patients.

Cash and cash equivalents: The Company considers deposits and investments that have original maturities of less than three months, when purchased, to be cash equivalents. The Company maintains its cash balances at high quality financial institutions. At December 31, 2015 and 2016, the Company’s balances in its accounts exceeded amounts insured by the Federal Deposit Insurance Corporation, which insures amounts of up to $250,000. The Company does not believe it is exposed to any significant credit risk and has not experienced any losses.

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

As further discussed in Note 5, the Company performed impairment testing of goodwill and intangible assets as of November 30, 2014, 2015 and 2016 and recorded goodwill impairment charges of $27.3 million, $17.1 million and $6.7 million, respectively. Additionally, as of June 30, 2015, the Company identified indicators of impairment at two of its reporting units, tested goodwill for impairment at these two reporting units and recorded non-cash impairment charges of $39.6 million to write down the carrying value of goodwill.

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

The Company reviews its finite lived intangible assets for impairment whenever events indicate the recorded value of the intangible assets may not be recoverable. If the undiscounted cash flows attributable to the intangible asset exceed the carrying value, no further analysis or write-down of the intangible asset is required. If the carrying value of the intangible asset exceeds the undiscounted cash flows attributable to the intangible asset, then the Company recognizes an impairment loss to reduce the recorded value down to, but not below, the estimated fair value of the intangible asset. In connection with its goodwill impairment testing on November 30, 2014 the Company identified certain intangible assets that were determined to be impaired and recorded a non-cash impairment charge of $0.2 million to write down the carrying value of other intangible assets.

Long-lived assets: The Company recognizes impairment losses for long-lived assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

Deferred debt issue costs: The Company recognizes the direct costs of issuing debt financing as deferred debt issue costs.  Deferred debt issue costs pertaining to the Senior Notes, term loan and delayed draw term loans are reflected as a reduction in the long-term debt balances in the accompanying consolidated balance sheets. Deferred debt issue costs pertaining to the revolving credit facility are included in other assets in the accompanying consolidated balance sheets. Deferred debt issue costs are amortized to interest expense using the effective interest method over the term of the related debt.

As further discussed in Note 7, on December 20, 2010, the Company issued $200.0 million of Senior Notes, and incurred $6.5 million of related costs.  These costs are being amortized to interest expense using the effective interest method through the January 15, 2018 maturity date.

In connection with its $220.0 million credit facility entered into on July 31, 2014, the Company incurred $4.8 million of direct costs, which were deferred and are being amortized to interest expense using the effective interest method over the term of the credit facility, which has a maturity of five years, or earlier under certain circumstances.  The Company used a portion of the proceeds from the credit facility to retire its previous credit facility with Barclays and recorded a non-cash charge of $1.6 million to write off the unamortized balance of the deferred issuance costs related to the Barclays credit facility and a non-cash loss on extinguishment of debt of $0.8 million for the related original issue discount.

As further discussed in Note 7, on April 10, 2015, the Company entered into a second amendment to its credit facility which added a $40 million delayed draw term loan B facility. In connection with the second amendment the Company incurred an additional $0.9 million of direct costs related to the $40 million delayed draw term loan B facility, which were deferred and are being amortized to interest expense using the effective interest method over the remaining term of the credit facility.

Interest expense from the amortization of deferred debt issue costs was $1.9 million, $2.1 million and $2.1 million for the years ended December 31, 2014, 2015 and 2016, respectively. The Company has $3.7 million in net deferred debt issue costs remaining at December 31, 2016, consisting of $2.7 million related to the credit facility and $1.0 million related to the Senior Notes. As described in Note 7, deferred debt issue costs pertaining to the revolving credit facility as of December 31, 2015 and 2016 amounted to $0.5 million and $0.3 million, respectively.

Medical malpractice claims insurance: The Company is insured on a claims-made basis up to its policy limits through a third party malpractice insurance policy. The Company establishes reserves, on an undiscounted basis, for self-insured deductibles, claims incurred and reported and claims incurred but not reported (IBNR) during the policy period. The Company had recorded medical claims liabilities of $2.2 million and $1.9 million as of December 31, 2015 and 2016, respectively, which are included in accounts payable, accrued expenses and other current liabilities. The Company also records a receivable from its insurance carrier for expected recoveries. Expected insurance recoveries, which are included in prepaid expenses and other current assets were $0.3 million and $0.4 million, as of December 31, 2015 and 2016, respectively. Medical claims insurance costs were $1.8 million, $1.5 million and $1.1 million for the years ended December 31, 2014, 2015 and 2016, respectively, inclusive of adjustments to the Company’s reserves for medical claims.

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

Concentration of credit risk: Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable. The Company’s policy is to place cash in highly-rated financial institutions. Concentration of credit risk with respect to accounts receivable is mitigated by the diversity of the Company’s payers and their dispersion across many different geographic regions. While the Company has receivables due from federal and state governmental agencies, the Company does not believe such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments and given that payment is primarily dependent on the Company’s submission of appropriate documentation.

Distributions to members and allocation of profits and losses: Profits and losses are allocated to the members in accordance with certain provisions contained in the LLC Agreement. Distributions are also made in accordance with the terms of the LLC Agreement.

Recent Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which will replace numerous requirements in U.S. GAAP and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for interim and annual reporting periods beginning after December 15, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company expects to adopt the full retrospective method under ASU 2014-09 for its first quarter of 2018 and is currently evaluating the effect of adoption on its financial position, results of operations and cash flows.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.”  Under the new guidance, management is required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods ending after December 15, 2016 and interim periods beginning after December 15, 2016.   As a result of adopting this guidance, the Company has disclosed additional information related to uncertainties about its ability to continue as a going concern in this Note 1.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.”  ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This update was effective for interim and annual periods beginning after December 15, 2015.  The adoption of ASU 2015-02 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”  The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standards update.  The new guidance was effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. An entity should apply the guidance either retrospectively to each prior reporting period presented or retrospectively with the cumulative adjustment at the date of the initial application. The Company’s adoption of ASU 2015-03 resulted in the inclusion of approximately $5.6 million and $3.6 million of deferred debt issue costs as a reduction of long-term debt as of December 31, 2015 and as a reduction of current portion of long-term debt as of December 31, 2016, respectively. The change in accounting principle has been applied on a retrospective basis.  Deferred debt issue costs were originally included in other assets in the consolidated balance sheets at December 31, 2015.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends Accounting Standards Codification Topic 718, Compensation – Stock Compensation.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company’s fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company does not expect the adoption of ASU 2016-09 to have a material effect on its financial position, results of operations or cash flows..

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for the Company in the first quarter of 2018 with early adoption permitted and must be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adoption of ASU 2016-15 on the presentation and classification of the Company’s statements of cash flows.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This ASU requires entities to recognize the income tax consequences of many intercompany asset transfers at the transaction date. The seller and buyer will immediately recognize the current and deferred income tax consequences of an intercompany transfer of an asset other than inventory. The tax consequences were previously deferred until the asset is sold to a third party or recovered through use. ASU 2016-16 is effective for the Company for its annual reporting period beginning after December 15, 2017, including interim reporting periods within that annual reporting period. The Company is currently evaluating the impact of adoption of ASU 2016-16 on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This ASU is intended to clarify the definition of a business to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for public companies for annual and interim periods beginning after December 15, 2017, and early adoption is permitted under certain circumstances. ASU 2017-01 should be applied prospectively as of the beginning of the period of adoption. The Company is currently evaluating the impact of adoption of ASU 2017-01 on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” to simplify the subsequent measurement of goodwill. The amendment reduces the cost and complexity of evaluating goodwill for impairment by eliminating the second step in the goodwill impairment test. This update is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU 2017-04 on its consolidated financial statements and related disclosures.

Note 2.	Acquisitions

The Company has made strategic acquisitions of small local pathology practices to achieve greater economies of scale and expand or augment its geographic presence. In connection with its acquisition related activities during 2014, 2015 and 2016, the Company has expensed $1.0 million, $0.9 million and $0.8 million, respectively, of acquisition costs in the accompanying consolidated statements of operations.

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

2015 Acquisitions

On July 15, 2015, the Company acquired the assets of two pathology practices and a billing service, all located in Texas. On October 29, 2015, the Company acquired 100% of the equity of a pathology practice in Ohio. The Company paid a total of $15.4 million of cash in aggregate at closing and issued contingent notes payable over from three to six years. Payments under the contingent notes will be paid annually, up to a maximum of $11.9 million over the term of the notes, subject to the retention of certain key facility contracts, financial results and the cash received under specified client contracts. The Company used the available cash under its $25.0 million delayed draw term loan to pay the $15.4 million cash portion of the purchase price for the acquisitions.

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

Intangible assets acquired as the result of a business combination are recognized at fair value as an asset apart from goodwill if the asset arises from contractual or other legal rights or if it is separable.  The Company’s intangible assets, which principally consist of the fair value of customer relationships, health care facility agreements and non-competition agreements acquired in connection with the acquisition of diagnostic companies, are capitalized and amortized on the straight-line method over their useful lives, which generally range from 3 to 15 years.  The goodwill recorded by the Company in acquisitions relates to intangible assets that do not qualify for separate recognition, such as the assembled workforce and anticipated synergies.  The Company recorded $11.1 million, $2.6 million, and $2.0 million of tax deductible goodwill related to the 2014, 2015 and 2016 acquisitions, respectively.

The following table summarizes the estimated aggregate fair value of the assets acquired and liabilities assumed in connection with the 2016 acquisitions (in thousands):

Cash	$602
Accounts receivable	849
Other assets	65
Intangible assets	5,860
Goodwill	2,140
Assets acquired	9,516

Accounts payable and accrued expenses	282
Accrued compensation	282
Liabilities assumed	564

Net assets acquired	$8,952

Net assets acquired	$8,952
Less:
Fair value of contingent consideration	(1,100)
Cash acquired	(602)
Net cash paid for acquisitions, net of cash acquired	$7,250

Pro-forma information (unaudited)

The accompanying consolidated financial statements include the results of operations of the acquisitions from the date acquired through December 31, 2016.  The 2015 acquisitions contributed approximately $7.7 million of revenue and approximately $1.4 million of net income for the year ended December 31, 2015. The 2015 and 2016 acquisitions contributed approximately $26.3 million of revenue and approximately $4.8 million of net income for the year ended December 31, 2016.

The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the 2015 and 2016 acquisitions for the years ended December 31, 2015 and 2016, after giving effect to amortization, depreciation, interest, income tax, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the 2015 acquisitions had been consummated on January 1, 2014 and the 2016 acquisitions had been consummated on January 1, 2015.  Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2015 and 2016 acquisitions and does not include operational or other changes which might have been effected by the Company.  The unaudited pro forma information for the years ended December 31, 2015 and 2016 presented below is for illustrative purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands):

	2015	2016
Net revenue	284,436	286,006

Net loss	(80,066)	(28,744)

Contingent Consideration

In connection with certain of its acquisitions, the Company has agreed to pay additional consideration in future periods based upon the attainment of stipulated levels of operating results by each of the acquired entities, as defined in their respective agreements.

In connection with an acquisition in 2007, the sellers repaid to the Company $1.2 million in April 2014 in final settlement of the contingent notes.  The $1.2 million repayment related to an acquisition for which the full balance of goodwill had been previously written off during 2012.  The Company also assumed approximately $0.1 million of liabilities and recorded a $1.1 million gain as part of the change in fair value of contingent consideration in its consolidated statement of operations for the year ended December 31, 2014.

As of December 31, 2016, assuming the practices achieve the maximum level of stipulated operating results, the maximum principal amount of contingent consideration payable over the next five years is $17.7 million. A lesser amount will be paid if the performance criteria fall below the maximum levels or no payments will be made if the practices do not achieve the minimum level of performance criteria as outlined in their respective agreements. For the years ended December 31, 2014, 2015 and 2016, the Company paid consideration under contingent notes related to acquisitions completed subsequent to January 1, 2009 of $5.8 million, $4.5 million and $5.4 million, respectively. Actual contingent note payments are reflected in the changes in the fair value of the contingent consideration. The total fair value of the contingent consideration reflected in the accompanying consolidated balance sheets as of December 31, 2015 and 2016 is $13.1 million and $10.7 million, respectively.

2017 Acquisition

In line with its acquisition strategy, during March 2017 the Company acquired 100% of the equity of a hospital-based pathology practice located in Rhode Island.  The Company paid $11.4 million at closing primarily with funds borrowed under its revolving credit facility and issued contingent notes payable annually over three years up to a total of $2.0 million.

Note 3.	Accounts Receivable

Accounts receivable consisted of the following as of December 31, 2015 and 2016 (in thousands):

	2015	2016
Accounts Receivable	$49,142	$51,865
Less: Allowance for doubtful accounts	(16,291)	(16,185)
Accounts receivable, net	$32,851	$35,680

Note 4.	Property and Equipment

Property and equipment, including assets acquired under capital leases, as of December 31, 2015 and 2016 consisted of the following (in thousands):

	Estimated useful
	life (years)	2015	2016
Laboratory, office and data processing equipment	3 – 5	$19,436	$21,711
Leasehold improvements	5 – 10	7,079	6,454
Furniture, fixtures and other	3 – 5	1,168	1,293
Software	3	5,814	6,755
Vehicles	3 – 5	372	363
		33,869	36,576
Less accumulated depreciation		(27,674)	(29,768)
		6,195	6,808
Assets to be placed in service		2,451	709
		$8,646	$7,517

Depreciation expense, inclusive of amortization of capital leases, was $4.5 million, $4.2 million and $3.8 million for the years ended December 31, 2014, 2015 and 2016, respectively.

Note 5.	Goodwill and Intangible Assets

The following table presents adjustments to goodwill during the years ended December 31, 2015 and 2016 (in thousands):

	2015	2016
Goodwill, beginning of period	$177,774	$125,188
Acquisitions	4,139	2,285
Goodwill impairment	(56,725)	(6,718)
Goodwill, end of period	$125,188	$120,755

For the years ended December 31, 2014, 2015 and 2016, the Company recorded expense for the amortization of intangible assets of $18.1 million, $19.0 million and $19.7 million, respectively related to its continuing operations. The Company’s balances for intangible assets as of December 31, 2015 and 2016 and the related accumulated amortization are set forth in the table below (in thousands):

		Weighted Average	December 31, 2015
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	8	$130,748	$(99,516)	$31,232
Health care facility agreements	15	15	43,580	(10,303)	33,277
Non-compete agreements	3 – 5	4	5,729	(4,544)	1,185
Total intangible assets			$180,057	$(114,363)	$65,694

		Weighted Average	December 31, 2016
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	8	$130,748	$(115,268)	$15,480
Health care facility agreements	15	15	48,970	(13,794)	35,176
Non-compete agreements	3 – 5	4	6,199	(5,001)	1,198
Total intangible assets			$185,917	$(134,063)	$51,854

As of December 31, 2016, estimated future amortization expense is as follows (in thousands):

Year Ending December 31,
2017	$14,081
2018	6,676
2019	4,847
2020	4,727
2021	4,252
Thereafter	17,271
$51,854

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

The following assumptions were made by management in determining the fair value of the reporting units and related intangibles as of November 30, 2014: (a) the discount rates ranged between 13.9% and 17.0%, based on relative size and perceived risk of the reporting unit; and (b) an average compound annual growth rate (CAGR) of 2.6% during the five year forecast period. These assumptions are based on both the actual historical performance of the reporting units and management’s estimates of future performance of the reporting units.

In connection with the Company’s testing of goodwill as of November 30, 2014, the reporting units for which testing indicated there was no impairment, their calculated fair values exceeded their carrying values by a weighted average 25.0%. Two of the unimpaired reporting units were calculated to have fair values that were 1.9% and 4.0% in excess of their carrying values. As of November 30, 2014, the Company had goodwill of $9.8 million and $18.8 million, respectively, recorded for these two reporting units. As noted above, assumptions were made regarding the revenue, operating expense, and anticipated economic and market conditions related to these reporting units as part of the impairment analysis. Assumptions made regarding future operations involve significant uncertainty, particularly with regard to anticipated economic and market conditions that are beyond the control of the Company’s management. Potential events or circumstances that could negatively impact future performance include, but are not limited to, losses of customers, changes in regulations or reimbursement rates and increased internalization of diagnostic testing by clients.

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

The following assumptions were made by management in determining the fair value of the reporting units and related intangibles as of June 30, 2015: (a) the discount rates were 14.1% and 15.3%, based on relative size and perceived risk of the reporting unit; and (b) an average compound annual growth rate (CAGR) of 1.6% and 2.0% during the five year forecast period. These assumptions are based on both the actual historical performance of the reporting units and management’s estimates of future performance of the reporting units.

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

The following assumptions were made by management in determining the fair value of the reporting units and related intangibles as of November 30, 2015: (a) the discount rates ranged between 15.8% and 21.3%, based on relative size and perceived risk of the reporting unit; and (b) an average compound annual growth rate (CAGR) of 3.1% during the five year forecast period. These assumptions are based on both the actual historical performance of the reporting units and management’s estimates of future performance of the reporting units.

In connection with the Company’s testing of goodwill as of November 30, 2015, with respect to the reporting units for which testing indicated there was no impairment, their calculated fair values exceeded their carrying values by a weighted average 23.5%. Two of the unimpaired reporting units were calculated to have fair values that were 4.5% and 9.1% in excess of their carrying values. As of November 30, 2015, the Company had goodwill of $2.3 million and $7.5 million, respectively, recorded for these two reporting units. As noted above, assumptions were made regarding the revenue, operating expense, and anticipated economic and market conditions related to these reporting units as part of the impairment analysis. Assumptions regarding future operations involve significant uncertainty, particularly with regard to anticipated economic and market conditions that are beyond the control of the Company’s management. Potential events or circumstances that could negatively impact future performance include, but are not limited to, losses of customers, changes in regulations or reimbursement rates and increased internalization of diagnostic testing by clients.

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

2016 Impairment Testing

As of November 30, 2016, the Company performed qualitative analyses to assess the likelihood of impairment of goodwill at its reporting units.  The Company’s assessment considered various factors, including the results of the impairment analyses performed as of November 30, 2015, changes in the carrying amount of net assets since November 30, 2015, management’s expectations of future performance, historical financial results and trends, changes in interest rates and other market conditions and other factors affecting reporting unit fair values.  The Company also considered each reporting unit’s performance in relation to previous projections, the economic outlook for the healthcare services industry and various other factors during the testing process, including hospital and physician contract changes, local market developments, changes in third party payor payments, and other publicly available information.  Based on its assessment, the Company determined it was more likely than not that the fair value exceeded the carrying value for four of its twenty reporting units with recorded goodwill.  For these four reporting units, the Company did not perform the two-step impairment testing.

As of November 30, 2016, the Company tested goodwill for impairment and recorded a non-cash impairment charge of $6.7 million to write down the carrying value of goodwill. The write-down of the goodwill related to one reporting unit which lost its most significant client in December 2016, resulting in a reduction in the fair value of the reporting unit below its carrying value.

The following assumptions were made by management in determining the fair value of the reporting units and related intangibles as of November 30, 2016: (a) the discount rates ranged between 12.9% and 19.4%, based on relative size and perceived risk of the reporting unit; and (b) an average compound annual growth rate (CAGR) of 1.4% during the five year forecast period. These assumptions are based on both the actual historical performance of the reporting units and management’s estimates of future performance of the reporting units.

In connection with the Company’s testing of goodwill as of November 30, 2016, with respect to the reporting units for which testing indicated there was no impairment, their calculated fair values exceeded their carrying values by a weighted average 54.5%. As noted above, assumptions were made regarding the revenue, operating expense, and anticipated economic and market conditions related to these reporting units as part of the impairment analysis. Assumptions regarding future operations involve significant uncertainty, particularly with regard to anticipated economic and market conditions that are beyond the control of the Company’s management. Potential events or circumstances that could negatively impact future performance include, but are not limited to, losses of customers, changes in regulations or reimbursement rates and increased internalization of diagnostic testing by clients.

In March 2017, the Company was notified by one of its hospital clients the hospital was not going to renew its contract with one of our practices.  The Company is evaluating the impact of the loss of the hospital contract on the related reporting unit and, depending on the evaluation, the Company may conclude the goodwill or other intangible assets or both of such unit may be impaired.

As of December 31, 2015 and 2016, the Company had accumulated impairment charges related to goodwill of $304.6 million and $311.3 million, respectively.

Note 6.	Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities as of December 31, 2015 and 2016 consisted of the following (in thousands):

	2015	2016
Accounts payable and accrued payables	$11,513	$11,797
Reserve for medical claims	2,200	1,875
Other accrued expenses	3,126	4,752
	$16,839	$18,424

Note 7.	Long-Term Debt

On December 20, 2010, the Company issued $200.0 million in unsecured Senior Notes that mature on January 15, 2018. The Senior Notes bear interest at an annual rate of 10.75%, which is payable each January 15th and July 15th. In accordance with the indenture governing our Senior Notes, the Company is subject to certain limitations on issuing additional debt and is required to submit quarterly and annual financial reports. As of December 31, 2016, the Senior Notes were redeemable at the Company’s option at 102.688% of par, plus accrued interest. The redemption price decreased to 100% of par on January 15, 2017. The Senior Notes rank equally in right of repayment with all of the Company’s other senior indebtedness, but are subordinated to the Company’s secured indebtedness to the extent of the value of the assets securing that indebtedness.

On July 31, 2014, the Company entered into a $220.0 million senior secured credit facility with Cerberus Business Finance, LLC, which replaced the then existing credit facility with Barclays Bank PLC and certain other lenders.  The Cerberus credit facility consists of a $165.0 million initial term loan, $30.0 million revolving credit line and $25.0 million delayed draw term loan.  Prior to the amendments discussed below, the delayed draw term loan facility was available through July 31, 2015 to pay the consideration for acquisitions, as permitted under the credit facility, including acquisition related fees and expenses. Each of the term loan, revolving credit line and delayed draw term loan under the credit facility has a maturity of five years but is subject to a maturity date of October 14, 2017 if the Company’s existing Senior Notes are not refinanced or their maturity is not extended prior to such date.  Under the outstanding term loans, the Company made quarterly principal repayments of $0.5 million from September 30, 2015 through December 31, 2016.  Quarterly principal repayments increase to approximately $0.9 million on March 31, 2017 through June 30, 2018 and to $1.3 million on September 30, 2018 and each quarter end thereafter, with the balance due at maturity. Prior to the second amendment on April 10, 2015 discussed below, at the Company’s option, interest under the credit facility was either LIBOR, with a 1.25% floor, plus 7%, or at a base rate, with a 2.25% floor, plus 6%. The credit facility is subject to a 2.25% per annum fee on the undrawn amount thereof, payable quarterly in arrears. The credit facility is secured by essentially all of the Company’s assets and unconditionally guaranteed by the Company and certain of the Company’s existing and subsequently acquired or organized domestic subsidiaries and is subject to certain financial covenants.

The Company used $145.6 million of the $165.0 million proceeds from the credit facility to retire the Barclays revolving credit facility due May 2015 and term loan facility due May 2016, including accrued interest and fees.  The proceeds under the credit facility were reduced by discounts of $5.1 million.  Additionally, the Company used $3.9 million of the proceeds to pay issuance costs in connection with the credit facility.  The remaining $10.4 million balance of the proceeds under the credit facility initial term loan and the funds available under the $30.0 million revolving credit line are available to execute future acquisitions and for the Company’s general working capital and operational needs.  In connection with the retirement of its previous Barclays credit facility, the Company recorded a non-cash charge of $1.6 million to write off the unamortized balance of deferred issuance costs and a non-cash loss on extinguishment of debt of $0.8 million for the related original issue discount.

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

In connection with the acquisition consummated by the Company on July 15, 2015, the Company borrowed the remaining $15.3 million available under the delayed draw term loan. The amount borrowed exceeded the total paid by the Company for eligible acquisitions, inclusive of related expenses, by $5.4 million. The Company entered into third and fourth amendments to its credit facility that extended the period that the Company was able to use the remaining $5.4 million availability under the $25.0 million delayed draw term loan from July 31, 2015, to October 31, 2015. The Company used the remaining $5.4 million for an acquisition completed on October 29, 2015.

As of December 31, 2016, the balance outstanding under the term loan facility was $162.0 million and the combined balance outstanding under the delayed draw term loans was $35.0 million. As of December 31, 2016, no amounts were outstanding and $30.0 million was available under the revolving credit facility.   As of December 31, 2016, the Company was in compliance with all financial loan covenants.

Generally, the Company is permitted to make voluntary prepayments under the credit facility and to reduce the existing revolving loan commitments at any time. However, subject to certain exceptions, prepayments and commitment reductions are subject to a premium equal to 2.0% of the term loans prepaid and revolving credit commitments reduced through July 31, 2017.  The premium is reduced to 1.0% effective August 1, 2017 and eliminated entirely after July 31, 2018.

Subject to certain exceptions, the Company is required to prepay borrowings under the credit facility as follows:  (i) with 100% of the net cash proceeds the Company or any of its subsidiaries receives from the incurrence of debt obligations other than debt obligations otherwise permitted under the financing agreement, (ii) with 100% of the net cash proceeds in excess of $1 million in the aggregate in any fiscal year the Company or any of its subsidiaries receives from specified non-ordinary course asset sales or as a result of casualty or condemnation events, subject to reinvestment provisions, (iii) with 50% of excess cash flow of the Company for each fiscal year ended December 31, 2015 or later and (iv) 100% of the net cash proceeds from the exercise of any “equity cure” with respect to the financial covenants contained in the financing agreement.

The credit facility requires the Company to maintain a maximum leverage ratio (based upon the ratio of total funded debt to consolidated EBITDA, net of agreed cash amounts) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to net cash interest expense), each quarter based on the last four fiscal quarters. The maximum leverage ratio as of December 31, 2016 was 9.8:1.0 and becomes more restrictive each quarter to 8.2:1.0 at June 30, 2019.  The minimum interest coverage ratio is 1.00:1.00 as of December 31, 2016 through September 30, 2017, increases to 1.05:1.00 on December 31, 2017, and further increases to 1.10:1.00 on December 31, 2018.  In addition, the Company is required to maintain liquidity (defined as availability under the revolving credit facility plus amounts in bank accounts that are subject to the agent’s perfected first priority liens) of at least $5.0 million at any time and $10.0 million on the last business day of each month.  The Company’s compliance with the maximum leverage ratio and the minimum interest coverage ratio is subject to customary “equity cure” rights.

The credit facility specifies maximum limits for the Company’s consolidated capital expenditures on an annual basis and includes negative covenants restricting or limiting the Company’s ability to, among other things, incur, assume or permit to exist additional indebtedness or guarantees; incur liens and engage in sale leaseback transactions; make loans and investments; declare dividends, make payments or redeem or repurchase capital stock; engage in mergers, acquisitions and other business combinations; prepay, redeem or purchase certain indebtedness; amend or otherwise alter terms of its indebtedness; sell assets; enter into transactions with affiliates and alter the business it conducts without prior approval of the lenders. The credit facility also contains customary default provisions that include material adverse events, as defined therein.

Long-term debt consists of the following as of December 31, 2015 and 2016 (in thousands):

	2015	2016
Senior Notes	$200,000	$200,000
Term loans	164,000	162,000
Delayed draw term loans	25,000	35,000
Notes payable	133	67
Capital lease obligations	129	50
	389,262	397,117
Less:
Original issue discount, net	(3,877)	(2,759)
Debt issuance costs, net	(5,621)	(3,636)
Current portion	(2,147)	(191,681)
Long-term debt, net of current portion	$377,617	$199,041

As of December 31, 2016, future debt maturities are as follows (in thousands):

Year Ending December 31,
2017*	$197,112
2018	200,005
2019*	-
$397,117

*

The Company’s senior secured credit facility matures on July 14, 2019, but is subject to a maturity date of October 14, 2017 and would be become due on such date if the Company’s Senior Notes are not refinanced or their maturity is not extended prior to October 14, 2017. As of December 31, 2016, the amounts due under the term loans are classified as current liabilities and the future debt maturities in 2017 include $194.4 million for the accelerated balance of the term loans. However, as discussed in Note 1 under the sub-heading “Going Concern Considerations,” the Company’s management expects to conduct an exchange offer to refinance its Senior Notes to avoid the acceleration of the maturity of its senior secured credit facility.

Note 8.	Related Party Transactions

Acquisition Target Consulting Agreement

The Company has a professional services agreement with an entity owned by two of the Company’s members. Under this agreement, the entity provides certain acquisition target identification consulting services to the Company. In exchange for these services the Company pays the entity a monthly retainer of $12,000, plus reimbursable expenses, as well as a success fee of $65,000 for each identified acquisition consummated by the Company. The entity also will be paid a fee of 8% of revenue for certain new business development efforts as outlined in the agreement. During the years ended December 31, 2014, 2015 and 2016, a total of approximately $0.4 million, $0.3 million and $0.3 million, respectively, was paid to the entity. No balance was owed by the Company to the entity as of December 31, 2015. As of December 31, 2016 the Company owed the entity $13,000.

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

In connection with the third amendment to the Company’s previous credit facility in April 2013, the Company agreed to not make any payments of management or similar fees until payment in full of all loans under the credit facility. Management fees to the Company’s members under the management agreement have continued to accrue since the amendment.  The Company expects to pay no management fees through December 31, 2017. As of December 31, 2015 and 2016, $8.6 million and $11.5 million, respectively, of these management fees are reflected in long-term liabilities in the accompanying consolidated balance sheets. The consolidated statements of operations includes management fees, related parties of $2.5 million, $2.6 million and $2.8 million for the years ended December 31, 2014, 2015 and 2016, respectively. During the years ended December 31, 2014, 2015 and 2016, the Company paid expenses of $40,000, $39,000 and $21,000 respectively, but paid no management fees under the management agreement.

Facilities Lease Agreements

The Company leases certain of its facilities from entities owned by physician employees or affiliated physicians who are also former owners of the acquired practices. The Company currently leases five of its facilities from affiliated physicians or entities. These leases terminate in April 2017, January 2018, December 2019, October 2020 and June 2022. In aggregate, the five leases provide for monthly aggregate base payments of approximately $90,000. Rent paid to the related entities was $0.9 million, $1.0 million and $1.1 million for the years ended December 31, 2014, 2015 and 2016, respectively.

Management and Financial Consultancy Services Agreement

On March 12, 2013, Daniel D. Crowley was appointed as the Chief Executive Officer and President of the Company. In connection with the appointment of Mr. Crowley, the Company entered into an agreement with Dynamic Healthcare Solutions (“DHS”), of which Mr. Crowley is the founder, sole owner and a principal. Pursuant to the agreement, the Company pays DHS a monthly fee of $100,000, plus reasonable out of pocket expenses and hourly fees for DHS staff (other than Mr. Crowley) and consultants that provide services under the agreement. The agreement may be terminated by the board of managers of the Company with thirty days’ notice with or without cause and without the payment of termination fees. In addition, the agreement requires the Company to pay DHS a success fee in the event that a change of control of the Company occurs at any time during the term of the agreement or the one-year period following the termination of the agreement. The amount of the success fee would be based on the aggregate transaction value received by the Company at the time of the change of control event. Other than the agreement with DHS, Mr. Crowley does not receive any direct or indirect compensation or benefits from the Company. The Company paid $2.6 million, $3.1 million and $2.2 million, respectively, to DHS.  During 2013 the Company paid a retainer of $0.2 million, which is included in deposits and other non-current assets as of December 31, 2015 and 2016.

Healthcare Administration Services

Effective December 1, 2013 the Company entered into an agreement with HealthSmart Benefit Solutions, Inc. (“HBS”), of which Mr. Crowley served as the Executive Chairman and President through July 2014. Pursuant to the agreement, the Company paid fees to HBS of approximately $20,000 per month to process claims under its self-insured health benefits plan and to perform other health plan related services. Premiums for the Company’s stop loss coverage were collected by HBS and remitted to the coverage provider.  Effective June 1, 2015, the Company transitioned the administration of its health plan benefits to another provider, however HBS continued to process claims through May 31, 2016, for dates of service prior to June 1, 2015. During the years ended December 31, 2014, 2015 and 2016, the Company paid $0.8 million, $1.2 million and $27,000, respectively, inclusive of the stop loss premiums, to HBS. No balance was owed by the Company to HBS as of December 31, 2015 or 2016.

Acquisition Consulting Services

Since September 2013, the Company has engaged Crowley Corporate Legal Strategy (“CCLS”), on an as needed basis, to provide acquisition consulting services.  Matthew Crowley is a principal of CCLS and son of Daniel D. Crowley, the Company’s Chief Executive Officer. During each of the years ended December 31, 2014, 2015 and 2016, the Company paid approximately $0.1 million to CCLS.

Executive Consulting Agreement

The Company had a consulting agreement with Mr. James New, a member of the Company, current Board member and former CEO of the Company. Pursuant to the consulting agreement, Mr. New provided consulting services as requested by the Company for a fee of $12,500 per month.  The agreement terminated by its terms on March 1, 2016. During each of the years ended December 31, 2014, 2015 and 2016, the Company paid $0.2 million, $0.2 million and $32,000, respectively, to Mr. New. No balance was owed by the Company to Mr. New as of December 31, 2015 or December 31, 2016.

Broker of Record

OmegaComp acted as broker of record to the Company with respect to health coverage in 2015. Daniel D. Crowley is Executive Chairman and majority owner of OmegaComp. OmegaComp received commissions from carriers of $0.1 million, $0.2 million and $0.3 million, during the years ended December 31, 2014, 2015 and 2016, respectively, which amounts were included in premiums paid by the Company for insurances, benefits and services OmegaComp arranged on the Company’s behalf.

Chief Medical Officer

On October 29, 2015, prior to his appointment as the Company’s Chief Medical Officer, the Company issued a non-negotiable unsecured subordinated contingent note to Dr. F. Michael Walsh in connection with the acquisition of the pathology practice he owned. Pursuant to the contingent note, the Company agreed to pay to Dr. Walsh up to a maximum amount of $2.7 million if the acquired pathology practice met certain financial measures within certain periods of time. On June 13, 2016, the contingent note was amended to reduce the maximum amount payable thereunder to $2.4 million, and on June 15, 2016, the Company made a first payment of $650,000 under the note.  As of December 31, 2016, the Company had recorded $1.4 million for the estimated fair value of the future payments under the amended contingent note to Dr. Walsh.

Client Interface Services

One of the Company’s members holds a minority ownership interest in an entity that the Company has engaged, from time to time, to provide client interface services.  The Company paid the entity approximately $0.2 million during each of the years ended December 31, 2015 and 2016. As of December 31, 2016, the Company owed to the entity $8,000, and no balance was owed to the entity as of December 31, 2015 for these services.

Note 9.	Equity-Based Compensation

On July 6, 2011, the Company adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan for the grant of options to purchase units of Aurora Diagnostics Holdings, LLC to employees, officers, managers, consultants and advisors of the Company and its affiliates. As of December 31, 2016, the Company has authorized the grant of up to 1,931,129 options and reserved the equivalent number of units for issuance upon the future exercise of awards pursuant to the plan.

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

The Company values options using the Black-Scholes method.  In the absence of publicly traded information, the Company considers its best estimates of future operating performance, its capitalization and market multiples for publicly traded laboratory companies in calculating the Company’s enterprise value. During the year ended December 31, 2016 no options were granted or exercised. The following table shows the weighted average grant date fair values of options and the weighted average assumptions that the Company used to develop the fair value estimates for the years ended December 31, 2014, 2015 and 2016:

	2014	2015	2016
Weighted average fair value of options at grant date	$0.00	$0.23	N/A
Expected volatility	40%	40%	N/A
Dividend yield	0.0%	0.0%	N/A
Risk-free interest rate	1.8%	1.8%	N/A
Expected term, in years	6.5	6.5	N/A

The options, which have a contractual term of 10 years, generally vest in five equal annual installments, contingent upon continued employment, on each anniversary of the grant date. Equity compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on the Company’s historical employee turnover experience and future expectations. The grant date fair value of options expected to vest is being amortized over the vesting periods. Equity compensation costs, which are included in selling, general and administrative expenses, were $0.5 million, $0.2 million and $0.1 million for the years ended December 31, 2014, 2015 and 2016, respectively. As of December 31, 2016, the remaining unamortized equity compensation cost was approximately $50,000 and the weighted average period over which the non-vested options are expected to be recognized was 0.8 years.

The following table summarizes the option activity for the years ended December 31, 2015 and 2016.

		Weighted	Weighted	Aggregate
	Number	Average	Average	Intrinsic
	of	Exercise	Remaining	Value
	Options	Price	Term (years)	(in thousands)
Outstanding at January 1, 2015	1,648,000	$2.00
Granted	115,000	2.00
Exercised	-	N/A
Forfeited or cancelled	(218,000)	2.00
Outstanding at December 31, 2015	1,545,000	$2.00	6.6	$-
Vested and expected to vest at December 31, 2015	1,481,154	$2.00	7.2	$-
Exercisable at December 31, 2015	761,950	$2.00	6.6	$-

Outstanding at January 1, 2016	1,545,000	$2.00
Granted	-	N/A
Exercised	-	N/A
Forfeited or cancelled	(57,500)	2.00
Outstanding at December 31, 2016	1,487,500	$2.00	5.9	$-
Vested and expected to vest at December 31, 2016	1,457,653	$2.00	6.2	$-
Exercisable at December 31, 2016	988,226	$2.00	5.9	$-

Note 10.	Commitments and Contingencies

During the ordinary course of business, the Company has become and may in the future become subject to pending and threatened legal actions and proceedings. The Company may have liability with respect to its employees and its pathologists. Medical malpractice claims are generally covered by insurance. While the Company believes the outcome of any such pending legal actions and proceedings, individually or in the aggregate, will not have a materially adverse effect on the Company’s financial condition, results of operations or liquidity, if the Company is ultimately found liable under any medical malpractice claims, there can be no assurance the Company’s medical malpractice insurance coverage will be adequate to cover any such liability. The Company may also, from time to time, be involved with legal actions related to the acquisition of and affiliation with physician practices, the prior conduct of such practices, or the employment (and restriction on competition) of its physicians. There can be no assurance that any costs or liabilities for which the Company becomes responsible in connection with such claims or actions will not be material or will not exceed the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. As disclosed in Note 6, the Company had accrued $2.2 million and $1.9 million as of December 31, 2015 and 2016, respectively, for medical malpractice claims.

In January 2016, the Company vacated two of its leased facilities before the expiration of the lease term.  The Company has not reached a settlement with the landlord of one of the leased facilities regarding the early termination of the lease and recorded a non-cash charge included in selling, general and administrative expenses in the Company’s consolidated statement of operations of approximately $1.1 million in the first quarter of 2016 for the abandoned leasehold improvements and to accrue the present value of the future lease payments stipulated under the lease agreement in the event that it is required to pay such amounts to the landlord. The landlord claims a total of $1.9 million due from the Company, for rent and damages in excess of normal wear and tear. At this time the Company cannot reasonably predict what amount, if any, will ultimately be paid in connection with this matter. The Company had accrued $1.0 million as of December 31, 2016 for the abandoned facility lease liability.

In August 2015, the Company received a notice of non-compliance for payroll tax withholding related to a reorganization of two of its subsidiaries during 2011.  The Company believes its Form 941 filings for these subsidiaries in 2011 were appropriate and formally appealed approximately $0.5 million of additional taxes, interest and penalties assessed by the IRS in November 2015.  The Company cannot currently determine whether or not its appeal will be successful. If the Company’s appeal is unsuccessful, it may incur a charge of approximately $0.5 million for the additional taxes, interest and penalties.

During 2011, the Company received claims of overpayments from the U.S. Veterans Administration, or VA, for a total of $1.6 million. In August 2015, the Company and the VA entered into a final settlement under which the Company paid $1.2 million to the VA in twelve monthly installments of $100,000. As of December 31, 2015 the Company had recorded an accrued liability for the settlement of $0.8 million. The settlement was paid in full as of December 31, 2016.

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

The Company and one of the sellers of an acquired practice disagree over contingent note payment amounts.  These sellers have asserted the Company owes an additional aggregate amount of $2.7 million. The Company’s calculations reflect a repayment of $2.8 million due from the seller.  The Company’s management believes its calculations are correct, but at this time cannot estimate what additional amount, if any, will ultimately be paid in connection with these contingent notes.

Under a settlement agreement with the sellers of one of our acquired practices, the Company committed to extend payments for two additional years under the contingent notes and stipulated minimum operating results to be used in the calculation of the amounts to be paid through the maturity of the notes in 2018. In connection with the settlement the Company recognized a charge of approximately $5.4 million for the change in fair value of contingent consideration for the year ended December 31, 2014 and had recorded a $7.2 million liability as of December 31, 2014 for the estimated fair value of the projected future payments of $9.2 million under the related contingent notes. The minimum operating results stipulated under the settlement agreement will cease to apply when and if the sellers voluntarily terminate their employment by the Company.

As of December 31, 2016, the maximum total future payments for contingent consideration issued in acquisitions was $17.7 million. Lesser amounts will be paid for earnings below the maximum level of performance criteria as prescribed in their respective agreements. Any future payments of contingent consideration will be reflected in the change in the fair value of the contingent consideration. As of December 31, 2016, the fair value of contingent consideration related to acquisitions was $10.7 million, representing the present value of approximately $14.2 million in estimated future payments through 2021.

Purchase Obligation

The Company has entered into non-cancelable commitments to purchase reagents and other laboratory supplies. Under these agreements, the Company must purchase minimum amounts of reagents and other laboratory supplies through 2021.

At December 31, 2016, the remaining minimum purchase commitments are as follows (in thousands):

Year Ending December 31,
2017	$2,134
2018	829
2019	790
2020	788
2021	97
$4,638

In connection with these commitments, the Company received lab testing equipment, to which the Company has either received title, or will receive title upon fulfillment of its purchase obligations under the respective commitment. The Company recorded the obligation under purchase commitment for the fair value of the equipment, reduced by the cash paid. The remaining obligations under purchase commitments included in other liabilities in the accompanying consolidated balance sheets were $1.6 million and $1.4 million as of December 31, 2015 and 2016, respectively.

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

Self-insured health benefits

The Company provides health care benefits to the majority of its employees through a partially self-insured plan. The Company records its estimate of the ultimate cost of, and reserves for, health care benefits based on computations using the Company’s loss history as well as industry statistics. In determining its reserves, the Company includes reserves for estimated claims incurred but not reported. The amount reserved for estimated claims was $0.8 million and $0.6 million as of December 31, 2015 and 2016, respectively. The ultimate cost of health care benefits will depend on actual costs incurred to settle the claims and may differ from the amounts reserved by the Company for those claims.

Operating leases

The Company leases various office and medical laboratory facilities and equipment under non-cancelable lease agreements with varying terms through February 2026. The terms of some of the facility leases require the Company to pay for certain taxes or common utility charges. Rent expense, including these taxes and common utility charges, was $4.9 million, $5.1 million, and $6.7 million for the years ended December 31, 2014, 2015, and 2016, respectively. Rent expense for the year ended December 31, 2016 included approximately $1.0 million to accrue the present value of the future lease payments stipulated under the lease agreements for 2 facilities vacated during 2016. Rent expense associated with operating leases that include scheduled rent increases and tenant incentives are recorded on a straight-line basis over the term of the lease. Aggregate future minimum annual rentals under the lease agreements as of December 31, 2016 are as follows (in thousands):

Year Ending December 31,
2017	$5,425
2018	5,174
2019	4,581
2020	2,983
2021	2,187
Thereafter	3,570
$23,920

Note 11.	Fair Value of Financial Instruments

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

Recurring Fair Value Measurements

As of December 31, 2015 and 2016, the fair value of contingent consideration related to acquisitions since January 1, 2009 was $13.1 million and $10.7 million, respectively. The fair value of contingent consideration is derived using valuation techniques that incorporate unobservable inputs and are considered Level 3 items. The Company uses a present value of estimated future payments approach to estimate the fair value of the contingent consideration. Estimates for fair value of contingent consideration primarily involve two inputs, which are (i) the projections of the financial performance of the acquired practices that are used to calculate the amount of the payments and (ii) the discount rates used to calculate the present value of future payments. Changes in either of these inputs will impact the estimated fair value of contingent consideration. At December 31, 2015, the discount rates ranged from 15.8% to 20.1%, and at December 31, 2016, the discount rates ranged from 14.8% to 18.5%.

The Company had no transfers of fair value instruments between Level 2 and Level 3 during 2015 or 2016.  The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of December 31, 2015 (in thousands):

		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Current portion of fair value of contingent consideration	$4,820	$-	$-	$4,820

Fair value of contingent consideration, net of current portion	$8,320	$-	$-	$8,320

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of December 31, 2016 (in thousands):

		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Current portion of fair value of contingent consideration	$4,834	$-	$-	$4,834

Fair value of contingent consideration, net of current portion	$5,900	$-	$-	$5,900

The following is a roll-forward of the Company’s Level 3 fair value instruments for the years ended December 31, 2015 and 2016 (in thousands):

	Beginning	Total (Gains) /			Ending
	Balance	Losses Realized			Balance
	January 1,	and Unrealized	Issuances	Settlements	December 31,
Year ended December 31, 2015
Contingent consideration	$9,050	$1,656	$6,940	$(4,506)	$13,140

Year ended December 31, 2016
Contingent consideration	$13,140	$1,866	$1,100	$(5,372)	$10,734

Non-Recurring Fair Value Measurements

Certain assets that are measured at fair value on a non-recurring basis, including property and equipment and intangible assets, are adjusted to fair value only when the carrying values are greater than their fair values. As described in Note 5, Goodwill and Intangible Assets, the Company completed its annual impairment evaluations as of June 30, 2015, November 30, 2015 and November 30, 2016, and recorded write-offs of goodwill and intangibles to reflect the current estimated fair value of the impaired reporting units and intangible assets. The fair value was derived with fair value models utilizing unobservable inputs that therefore are considered Level 3 items.  The following table presents the non-recurring fair value measurements and related impairment charges recognized for the years ended December 31, 2015 and 2016 (in thousands):

		Quoted Prices	Significant Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3	Impairments
Year ended December 31, 2015
Goodwill	$38,628	$-	$-	$38,628	$56,725

Year ended December 31, 2016
Goodwill	$10,023	$-	$-	$10,023	$6,718

As of December 31, 2015 and 2016, the carrying amounts of cash, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value based on the short maturity of these instruments. As of December 31, 2015 and 2016, the fair value of the Company’s long-term debt was $332.1 million and $369.1 million, respectively. The Company uses quoted market prices and yields for the same or similar types of borrowings in active markets when available to determine the fair value of the Company’s debt. These fair values are considered Level 2 items.

Note 12.	Defined Contribution Plan

The Company sponsors a salary deferral plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to defer up to 100% of their compensation in accordance with IRS guidelines. Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds. The Company is required to match a portion of the employees’ contribution. For 2014, 2015 and 2016, the rate of the Company’s match was 25%, up to $1,000 per participating employee. Total expense recorded for the Company’s match was $0.4 million, $0.5 million and $0.5 million for of the years ended December 31, 2014, 2015 and 2016, respectively.

Note 13.	Income Taxes

The benefit for federal and state taxes was $4.1 million, $0.9 million and $0.4 million for the years ended December 31, 2014, 2015 and 2016, respectively.

The provision for income taxes for certain of the Company’s subsidiaries structured as corporations and states that tax partnerships for the years ended December 31, 2014, 2015 and 2016 consist of the following (in thousands):

	2014	2015	2016
Current:
Federal	$(639)	$680	$1,251
State	250	337	222
Total current provision	(389)	1,017	1,473

Deferred:
Federal	(3,441)	(1,717)	(1,807)
State	(264)	(178)	(76)
Total deferred benefit	(3,705)	(1,895)	(1,883)

Total benefit for income taxes	$(4,094)	$(878)	$(410)

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. federal income tax rate of 34% to actual income taxes, primarily for the Company’s subsidiaries structured as corporations for the years ended December 31, 2014, 2015 and 2016 was as follows (in thousands):

	2014	2015	2016
Income tax benefit at statutory rate of 34 percent	$(20,278)	$(28,645)	$(10,048)
Income tax (provision) benefit to partnership	15,308	26,137	7,299
Impairment of goodwill on non-deductible stock acquisitions	1,029	1,480	2,284
Change in fair value of contingent consideration	(321)	87	46
Change in federal and state deferred tax rate	42	(180)	23
Provision (benefit) for state income taxes	(92)	9	55
Valuation allowance	172	301	29
Other permanent differences	46	(67)	(98)
Benefit for income taxes	$(4,094)	$(878)	$(410)

Effective income tax rate	7%	1%	1%

The following is a summary of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2016, respectively (in thousands):

	2015	2016
Deferred tax assets:
Allowance for doubtful accounts	$154	$146
Alternative minimum tax credit	52	5
Accrued wages	100	121
Other accrued expenses	340	4
Reserve for lease abandonments	-	350
Intangible assets acquired	3,415	2,883
Net operating losses	3,416	3,665
Valuation allowance	(6,543)	(6,569)
Total deferred tax assets:	$934	$605

Deferred tax liabilities:
Intangible assets acquired	(6,873)	(4,839)
Current portion cash to accrual adjustment	(50)	(51)
Change from cash to accrual basis
of accounting by the businesses acquired	(50)	-
Self-insured health insurance	(164)	(22)
Property and equipment	(270)	(283)
Total deferred tax liabilities	$(7,407)	$(5,195)

Total deferred tax liabilities, net	$(6,473)	$(4,590)

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following a tax audit.  For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company has no material unrecognized tax benefits and has accrued no interest or penalties related to uncertain tax positions for the years ended December 31, 2015 and 2016. As of December 31, 2016, tax years 2012 through 2016 are subject to examination by the tax authorities.

The Company has $9.4 million of Federal net operating loss carryforwards which begin to expire in 2033 and $10.8 million of combined net operating loss carryforwards in various states which begin to expire in 2022.  The Company has recorded a partial valuation allowance against the deferred tax assets related to the Federal and state net operating losses.

Deferred income taxes should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.  On a periodic basis, management evaluates and determines the amount of the valuation allowance required and adjusts such valuation allowance accordingly.  For the years ended December 31, 2015 and 2016, the Company has recorded a valuation allowance of $6.5 million and $6.6 million, respectively, related to the deferred tax assets of two of the Company’s corporate subsidiaries.  The valuation allowance increased by $26,000 during the year ended December 31, 2016.

Note 14.	Guarantor Subsidiaries

The following information is presented as required by regulations of the Securities and Exchange Commission in connection with the Company’s Senior Notes. This information is not routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the Company’s consolidated financial statements are fully interdependent and integrated. Accordingly, consolidating the operating results of those separate legal entities is not representative of what the actual operating results of those entities would be on a stand-alone basis. Operating expenses of those separate legal entities include intercompany charges for management fees and other services. Certain expense items that are applicable to the Company’s subsidiaries are typically recorded in the books and records of Aurora Diagnostics Holdings, LLC. For purposes of this footnote disclosure, such balances and amounts have been “pushed down” to the respective subsidiaries either on a specific identification basis or, when such items cannot be specifically attributed to an individual subsidiary, have been allocated on an incremental or proportional cost basis to Aurora Diagnostics Holdings, LLC and the Company’s subsidiaries.

The following tables present consolidating financial information as of December 31, 2015, and 2016 and for the years ended December 31, 2014, 2015 and 2016 for (i) Aurora Diagnostics Holdings, LLC, (ii) on a combined basis, the subsidiaries of the Company that are guarantors of the Company’s Senior Notes (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of the Company that are not guarantors of the Company’s Senior Notes (the “Non-Guarantor Subsidiaries”). For presentation in the following tables, Subsidiary Guarantors includes revenue and expenses and assets and liabilities for those subsidiaries directly or indirectly 100% owned by the Company, including those entities that have contractual arrangements with affiliated physician groups. Essentially, all property and equipment reflected in the accompanying consolidated balance sheets collateralize the Company’s debt. As such, as of December 31, 2015 and 2016, $2.2 million and $2.0 million, respectively, of property and equipment held by Non-Guarantor Subsidiaries are reflected under Subsidiary Guarantors in the following tables.

Consolidating Balance Sheets (in thousands):

	Aurora
	Diagnostics	Subsidiary	Non-Guarantor	Consolidating	Consolidated
December 31, 2015	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$17,833	$1,198	$54	$-	$19,085
Accounts receivable, net	759	16,317	15,775	-	32,851
Prepaid expenses and other assets	1,890	1,292	1,139	-	4,321
Prepaid income taxes	-	60	115	-	175
Deferred tax assets	-	-	-	-	-
Total current assets	20,482	18,867	17,083	-	56,432

Property and equipment, net	2,453	6,193	-	-	8,646

Other Assets:
Intercompany receivable	373,041	-	-	(373,041)	-
Deferred debt issue costs, net	453	-	-	-	453
Deposits and other noncurrent assets	345	143	108	-	596
Goodwill	-	77,110	48,078	-	125,188
Intangible assets, net	118	34,450	31,126	-	65,694
	373,957	111,703	79,312	(373,041)	191,931
	$396,892	$136,763	$96,395	$(373,041)	$257,009

Liabilities and Members' Equity (Deficit)
Current Liabilities
Current portion of long-term debt	$2,021	$126	$-	$-	$2,147
Current portion of fair value of contingent consideration	-	1,013	3,807	-	4,820
Accounts payable, accrued expenses and other current liabilities	9,979	2,543	4,317	-	16,839
Accrued compensation	2,784	2,378	1,868	-	7,030
Accrued interest	14,228	-	-	-	14,228

Total current liabilities	29,012	6,060	9,992	-	45,064

Intercompany payable	-	170,121	202,920	(373,041)	-
Long-term debt, net of current portion	377,562	55	-	-	377,617
Deferred tax liabilities	-	2,443	4,030	-	6,473
Accrued management fees, related parties	8,633	-	-	-	8,633
Fair value of contingent consideration, net of current portion	-	1,367	6,953	-	8,320
Other liabilities	1,603	-	82	-	1,685

Members' Equity (Deficit)	(19,918)	(43,283)	(127,582)	-	(190,783)
	$396,892	$136,763	$96,395	$(373,041)	$257,009

	Aurora
	Diagnostics	Subsidiary	Non-Guarantor	Consolidating	Consolidated
December 31, 2016	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$18,247	$22	$302	$-	$18,571
Accounts receivable, net	-	17,258	18,422	-	35,680
Prepaid expenses and other assets	1,832	1,430	1,234	-	4,496
Total current assets	20,079	18,710	19,958	-	58,747

Property and equipment, net	1,692	5,825	-	-	7,517

Other Assets:
Intercompany receivable	227,237	-	-	(227,237)	-
Deferred debt issue costs, net	327	-	-	-	327
Deposits and other noncurrent assets	345	167	87	-	599
Goodwill	-	70,722	50,033	-	120,755
Intangible assets, net	-	22,401	29,453	-	51,854
	227,909	93,290	79,573	(227,237)	173,535
	$249,680	$117,825	$99,531	$(227,237)	$239,799

Liabilities and Members' Equity (Deficit)
Current Liabilities
Current portion of long-term debt	$191,605	$76	$-	$-	$191,681
Current portion of fair value of contingent consideration	-	1,027	3,807	-	4,834
Accounts payable, accrued expenses and other current liabilities	10,090	2,941	5,393	-	18,424
Accrued compensation	2,338	2,652	1,924	-	6,914
Accrued interest	14,169	-	-	-	14,169

Total current liabilities	218,202	6,696	11,124	-	236,022

Intercompany payable	-	148,139	79,098	(227,237)	-
Long-term debt, net of current portion	199,040	1	-	-	199,041
Deferred tax liabilities	-	1,675	2,915	-	4,590
Accrued management fees, related parties	11,473	-	-	-	11,473
Fair value of contingent consideration, net of current portion	-	643	5,257	-	5,900
Other liabilities	1,422	-	1,137	-	2,559

Members' Equity (Deficit)	(180,457)	(39,329)	-	-	(219,786)
	$249,680	$117,825	$99,531	$(227,237)	$239,799

Consolidating Statements of Operations (in thousands):

	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2014	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$-	$138,447	$104,114	$242,561

Operating costs and expenses:
Cost of services	-	56,066	76,199	132,265
Selling, general and administrative expenses	20,102	22,949	18,769	61,820
Provision for doubtful accounts	-	7,857	8,743	16,600
Intangible asset amortization expense	-	11,866	6,226	18,092
Management fees	19,039	12,067	(28,647)	2,459
Impairment of goodwill and other intangible assets	-	15,115	12,401	27,516
Gain on sale of facility	-	(957)	-	(957)
Acquisition and business development costs	1,046	-	-	1,046
Change in fair value of contingent consideration	-	494	4,442	4,936
Total operating costs and expenses	40,187	125,457	98,133	263,777

Income (loss) from operations	(40,187)	12,990	5,981	(21,216)

Other income (expense):
Interest expense	(24,616)	(1,316)	(10,065)	(35,997)
Write-off of deferred debt issue costs	(1,639)	-	-	(1,639)
Loss on extinguishment of debt	(805)	-	-	(805)
Other income	-	9	6	15
Total other expense, net	(27,060)	(1,307)	(10,059)	(38,426)

Income (loss) from operations before income taxes	(67,247)	11,683	(4,078)	(59,642)

Provision (benefit) for income taxes	21	(37)	(4,078)	(4,094)
Net (loss) income	$(67,268)	$11,720	$-	$(55,548)

	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2015	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$473	$149,200	$114,071	$263,744

Operating costs and expenses:
Cost of services	319	61,092	81,252	142,663
Selling, general and administrative expenses	22,006	26,772	18,112	66,890
Provision for doubtful accounts	-	9,190	7,407	16,597
Intangible asset amortization expense	-	12,549	6,498	19,047
Management fees	20,442	-	(17,828)	2,614
Impairment of goodwill and other intangible assets	-	48,732	7,993	56,725
Acquisition and business development costs	889	-	-	889
Change in fair value of contingent consideration	-	190	1,466	1,656
Total operating costs and expenses	43,656	158,525	104,900	307,081

Income (loss) from operations	(43,183)	(9,325)	9,171	(43,337)

Other income (expense):
Interest expense	(28,230)	(2,199)	(10,551)	(40,980)
Other income	-	1	3	4
Total other expense, net	(28,230)	(2,198)	(10,548)	(40,976)

Loss from operations before income taxes	(71,413)	(11,523)	(1,377)	(84,313)

Provision (benefit) for income taxes	35	464	(1,377)	(878)
Net loss	$(71,448)	$(11,987)	$-	$(83,435)

	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2016	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$-	$155,514	$128,525	$284,039

Operating costs and expenses:
Cost of services	-	65,927	85,545	151,472
Selling, general and administrative expenses	21,561	28,596	20,157	70,314
Provision for doubtful accounts	-	7,880	7,909	15,789
Intangible asset amortization expense	-	12,788	6,912	19,700
Management fees	(4,624)	12,394	(4,930)	2,840
Impairment of goodwill and other intangible assets	-	6,718	-	6,718
Write-off of financing transaction costs	1,494	-	-	1,494
Acquisition and business development costs	1,454	-	-	1,454
Change in fair value of contingent consideration	-	240	1,626	1,866
Total operating costs and expenses	19,885	134,543	117,219	271,647

Income (loss) from operations	(19,885)	20,971	11,306	12,392

Other income (expense):
Interest expense	(27,634)	(2,791)	(11,520)	(41,945)
Total other expense, net	(27,634)	(2,791)	(11,520)	(41,945)

Loss from operations before income taxes	(47,519)	18,180	(214)	(29,553)

Provision (benefit) for income taxes	-	(196)	(214)	(410)
Net loss	$(47,519)	$18,376	$-	$(29,143)

Consolidating Statements of Cash Flows (in thousands):

	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2014	Holdings, LLC	Guarantors	Subsidiaries	Total
Cash Flows From Operating Activities:
Net (loss) income	$(67,268)	$11,720	$-	$(55,548)
Adjustments to reconcile net (loss) income to net cash provided by operating activities	5,727	33,404	16,774	55,905
Changes in assets and liabilities, net of effects of acquisitions	63,354	(39,629)	(16,248)	7,477
Net cash provided by operating activities	1,813	5,495	526	7,834
Net cash used in investing activities	(15,906)	(5,194)	(712)	(21,812)
Net cash provided by (used in) financing activities	39,102	(109)	-	38,993

Net increase (decrease) in cash	25,009	192	(186)	25,015

Cash and cash equivalents, beginning of period	1,200	-	207	1,407
Cash and cash equivalents, end of period	$26,209	$192	$21	$26,422

	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2015	Holdings, LLC	Guarantors	Subsidiaries	Total
Cash Flows From Operating Activities:
Net loss	$(71,448)	$(11,987)	$-	$(83,435)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	4,638	63,366	15,153	83,157
Changes in assets and liabilities, net of effects of acquisitions	62,379	(48,757)	(11,014)	2,608
Net cash (used in) provided by operating activities	(4,431)	2,622	4,139	2,330
Net cash used in investing activities	(16,483)	(1,559)	(4,106)	(22,148)
Net cash provided by (used in) financing activities	12,538	(57)	-	12,481

Net increase (decrease) in cash	(8,376)	1,006	33	(7,337)

Cash and cash equivalents, beginning of period	26,209	192	21	26,422
Cash and cash equivalents, end of period	$17,833	$1,198	$54	$19,085

	Aurora
For the Year Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
December 31, 2016	Holdings, LLC	Guarantors	Subsidiaries	Total
Cash Flows From Operating Activities:
Net loss	$(47,519)	$18,376	$-	$(29,143)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities	5,904	14,989	8,594	29,487
Changes in assets and liabilities, net of effects of acquisitions	41,062	(30,506)	(3,924)	6,632
Net cash (used in) provided by operating activities	(553)	2,859	4,670	6,976
Net cash used in investing activities	(6,644)	(3,977)	(4,422)	(15,043)
Net cash provided by (used in) financing activities	7,611	(58)	-	7,553

Net increase (decrease) in cash	414	(1,176)	248	(514)

Cash and cash equivalents, beginning of period	17,833	1,198	54	19,085
Cash and cash equivalents, end of period	$18,247	$22	$302	$18,571

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 15d-15(e) under the Exchange Act, were effective as of December 31, 2016.

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

Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making its evaluation, management has used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because the Securities and Exchange Commission’s rules regarding such attestations do not apply to emerging growth companies.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of our executive officers and managers as of March 30, 2017.

Name	Age	Position(s)
Daniel D. Crowley	69	Chief Executive Officer, President and Chairman of the Board of Managers
Bruce C. Walton	57	Chief Operating Officer and Executive Vice President
Michael C. Grattendick	51	Chief Financial Officer
Michael J. Null	47	President, Aurora Research Institute
F. Michael Walsh, M.D.	71	Chief Medical Officer
Anthony D. Bobos	52	Chief Information Officer, Chief Security Officer and Vice President
James C. New	71	Manager
Thomas S. Roberts	53	Manager
Christopher Dean	43	Manager
Steven Neumann	49	Manager
Bennett Thompson	38	Manager
James Emanuel	68	Manager

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

Michael C. Grattendick Chief Financial Officer

Mr. Grattendick has served as our CFO since July 2016 and prior to that as our Vice President of Finance since May 2013.  Mr. Grattendick has served as our Controller and Treasurer since he joined Aurora Diagnostics as our Director of Finance in September 2006. Mr. Grattendick has over 18 years of experience in the health care industry.

Michael J. Null President, Aurora Research Institute

Mr. Null has served as our President of the Aurora Research Institute since June 1, 2015.  Prior to his current position, Mr. Null was Vice President, Sales & Marketing since April 2007 and received the additional title of Executive Vice President in March 2012.

F. Michael Walsh, M.D. Chief Medical Officer

Dr. Walsh has served as our Chief Medical Officer since April 2016 and as chair of Aurora Diagnostics’ Surgical Pathology Medical Advisory Committee since February 2016. Dr. Walsh joined Aurora Diagnostics in October 2015 when Aurora acquired Consultants in Laboratory Medicine of Greater Toledo, which Dr. Walsh founded in 1989. Dr. Walsh has served as the Chairman of the Department of Pathology and Medical Director of the Clinical Laboratories for ProMedica Health Systems for 27 years.

Anthony D. Bobos Chief Information Officer, Chief Security Officer and Vice President

Mr. Bobos has served as our Chief Information Officer since joining Aurora Diagnostics in January 2015 and as our Chief Security Officer since October 2015.  Prior to joining Aurora Diagnostics, he was the Chief Technology Officer for BloodCenter of Wisconsin, where he was responsible for overseeing the technology for their five service lines.  Mr. Bobos has over 14 years of experience in technology in the healthcare industry.

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

Steven Neumann Manager

Mr. Neumann has served as one of our managers since August 2012 and is a consultant of KRG Capital Partners, a private equity investment firm. Mr. Neumann joined KRG Capital Partners in 1998. The Board has concluded that Mr. Neumann should serve as a manager because of his significant executive experience as well as the fact that his relationship with KRG Capital Partners, which has a substantial ownership interest in us, aligns his interests with those of our other stakeholders.

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

James Emanuel Manager

Mr. Emanuel has served as one of our managers since June 2011. Mr. Emanuel has engaged in consulting and private investment activities since his retirement from Lincare Holdings, Inc., a national provider of respiratory therapy services for patients with pulmonary disorders, where he served as Chief Financial Officer from January 1984 to June 1997. Mr. Emanuel served as a director of SRI/Surgical Express Inc. from 1996 to 2012, in addition to serving on private company boards. The Board has concluded that Mr. Emanuel should serve as a manager because of his significant executive experience.

Pursuant to the terms of the LLC Agreement, Messrs. Roberts and Dean were designated to serve on our Board by Summit Partners, and Messrs. Neumann and Thompson were designated to serve on our Board by KRG Capital Partners. Mr. Blair Tikker, a KRG Capital Partners nominee resigned from the Board effective December 19, 2016. The vacancy has not been filled to date.

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

SUMMARY OF COMPENSATION PROGRAMS

In the paragraphs that follow, we provide an overview of our compensation program and policies, the material compensation decisions we have made under those programs and policies with respect to our named executive officers, and the material factors that we considered in making those decisions. Following this summary, you will find a series of tables containing specific data about the compensation earned or paid to the following individuals, whom we refer to as our named executive officers:

•	Daniel D. Crowley, our Chief Executive Officer, President and Chairman;
•	Bruce C. Walton, our Chief Operating Officer; and
•	Dr. F. Michael Walsh, our Chief Medical Officer.

Objectives of Our Compensation Program; How We Set Compensation

Our compensation objectives as a privately-held company have been to recruit and retain a talented team of employees to grow and develop our business and to reward those employees for accomplishments related to our growth and development.

Historically, we have not had a compensation committee and our Board of Managers has determined the compensation for our Chief Executive Officer and, based on the recommendations of our Chief Executive Officer, the rest of our management team. In setting compensation, our Chief Executive Officer and our Board of Managers did not seek to allocate long-term and current compensation, or cash and non-cash compensation, in any particular percentage. Instead, they reviewed each element of compensation independently and determined the appropriate amount for each element, as discussed below. Neither management nor our Board of Managers engaged a compensation consultant during fiscal year 2016. We believe our historical compensation-setting processes have been effective for a privately-held company.

Compensation for Chief Executive Officer

On March 12, 2013, Mr. Daniel D. Crowley was appointed as our Chief Executive Officer and President. In connection with the appointment of Mr. Crowley, we entered into a management and financial consultancy agreement with Dynamic Healthcare Solutions (“DHS”), of which Mr. Crowley is the founder, sole owner and a principal. Pursuant to the agreement, we pay DHS a monthly fee of $100,000, plus reasonable out of pocket expenses and hourly fees for DHS staff (other than Mr. Crowley) and consultants that provide services under the agreement. We can terminate the agreement with thirty days’ notice with or without cause and without payment of termination fees. In addition, the agreement requires us to pay DHS a success fee in a change of control event that occurs at any time during the term of the agreement or the one-year period following the termination of the agreement. The amount of the success fee would be based on the aggregate transaction value received by us at the time of the change of control event. Other than the agreement with DHS, we do not pay any direct or indirect compensation or provide any other benefits to Mr. Crowley. For each of the years ended December 31, 2015 and 2016, we paid $1,250,000 and $1,200,000, respectively, to DHS for the services of Mr. Crowley.

2016 Elements of Compensation for Mr. Walton and Dr. Walsh

The key elements of compensation in fiscal year 2016 were base salary and annual cash bonus for Mr. Walton and base salary for Dr. Walsh. Since Dr. Walsh did not serve the full year as our CMO, he was not eligible for a bonus for 2016. Set forth below is a summary of the salary and bonus program for Mr. Walton.  The Board did not grant equity awards to our named executive officers during 2016.

Base Salaries. We intend for base salaries to reward core competence in the executive role relative to skill, experience and contributions to us. We negotiated the initial base salaries individually with each executive, other than Mr. Crowley, with a focus on the executive’s experience in his respective field and expected contribution to us. In general, we adjust base salaries in connection with performance reviews and/or changes to the scope of an executive officer’s responsibilities.

Effective January 1, 2016, the Board increased Mr. Walton’s salary from $380,000 to $400,000 in recognition of his performance. In connection with his promotion to Chief Medical Officer, effective May 16, 2016 the Board increased Dr. Walsh’s salary from 450,000 to $500,000.

Annual Cash Bonuses. Annual bonuses reward our executive officers, other than Mr. Crowley, for their contribution to our financial goals and focus our executive officers on both short- and long-term objectives. Annual bonuses are earned based on the achievement of certain pre-determined performance goals. On an annual basis, or at the commencement of an executive officer’s employment with us, our Board of Managers sets a target level of bonus compensation that is structured as a percentage of such executive officer’s annual base salary. For 2016, the target bonus for Mr. Walton was 50% of base salary.  Our Board of Managers set such target bonuses after consideration of our Chief Executive Officer’s recommendation and the expected role of each of our executives. The actual amount of the bonus is based on the extent to which we and the executive meet or exceed predetermined financial goals and individual performance goals established for each executive. These goals are set by our Board of Managers prior to the beginning of the performance year and adjusted from time to time to take into consideration the impact of acquisitions or other factors.

For 2016, the cash incentive bonus opportunity for Mr. Walton was based on the achievement of a Company financial goal and individual performance goals. The Company financial component of the 2016 bonus opportunities was based on EBITDA, as adjusted for the credit facility. We selected EBITDA to focus the executive on supporting, improving and growing our business.

The Company’s financial goal sets the potential maximum amount of bonuses that could be paid out under the management incentive plan.  The maximum total amount of bonuses that could be paid out under the management incentive plan for the year ended December 31, 2016 was set at $3.7 million for all eligible participants. For the year ended December 31, 2016, the financial goal for EBITDA, as adjusted for the credit facility, to achieve the maximum bonus was set at $61.1 million and no bonuses would be earned for EBITDA, as adjusted, of less than $53.7 million.

In addition to the Company financial goal, Mr. Walton must achieve his individual performance goals to receive his bonus.  Therefore, for an executive to receive 100% of his target bonus, he must achieve 100% of his individual performance goals and the Company must attain 100% of the EBITDA goal. Linear interpolation is used to determine payouts between the ranges. Individual performance goals are specific to each executive’s role and responsibilities and are assessed by our Board of Managers and Chief Executive Officer. Additional amounts may be added to the individual performance bonus at the discretion of our Board of Managers and Chief Executive Officer.

The Company’s actual 2016 EBITDA, as adjusted for the credit facility, was within the range to pay 26% of the bonuses for 2016.  Based on achievement against this financial goal and, after considering his individual performance over the course of 2016, the Board approved a bonus of $100,000 for Mr. Walton for 2016.

Other Benefits. Our named executive officers, other than Mr. Crowley, participate in various health and welfare programs that are generally made available to all salaried employees. Our named executive officers also participate in our executive-level life insurance program.

Summary Compensation

The following table sets forth the cash and other compensation that we paid to our named executive officers, or that was otherwise earned by our named executive officers, for their services in all capacities during 2016 and 2015.

Summary Compensation Table

				Non-Equity
			Option	Incentive Plan	All Other
Name and Principal Position	Year	Salary ($)	Awards ($)	Compensation ($)(2)	Compensation ($)(3)	Total
Daniel D. Crowley(1)	2016	1,200,000	-	-	-	1,200,000
Chief Executive Officer and President	2015	1,250,000	-	-	-	1,250,000
Bruce C. Walton	2016	399,692	-	100,000	1,000	500,692
Chief Operating Officer and Executive Vice President	2015	393,115	-	145,000	1,000	539,115
F. Michael Walsh, M.D.	2016	478,462	-	-	1,000	479,462
Chief Medical Officer Sales and Marketing	2015	80,385	-	-	545	80,930

(1)

In connection with the Executive Management Agreement effective March 12, 2013, we paid a total of $1,250,000 in 2015 and $1,200,000 in 2016 to Dynamic Health Solutions for Mr. Crowley’s services as our CEO and President. The Company paid Mr. Crowley $50,000 in 2015 for fees earned in 2014. Other than the agreement with DHS, Mr. Crowley does not receive any direct or indirect compensation or benefits from the Company.

(2)

Reflects the annual cash bonuses approved by the Company’s Board of Managers based on the Company’s financial results and the executive’s individual performance during 2016 and 2015, paid in 2017 and 2016, respectively.

(3)

For 2016 each of Mr. Walton and Dr. Walsh received $1,000 in matching contributions under our 401(k) plan. For 2015 we paid matching contributions under our 401(k) plan of $1,000 for Mr. Walton and $545 for Dr. Walsh.

Employment Agreements. We maintain employment agreements with each of Mr. Walton and Dr. Walsh. For Mr. Walton the term of employment will continue until terminated by the executive or us. Dr. Walsh’s employment agreement, which can be terminated by us with 90-day notice or by Dr. Walsh at any time, has an initial term ending on May 31, 2021 and may automatically renew annually thereafter. Pursuant to the agreements, the initial annual base salaries are subject to increases from time to time in the sole discretion of our Board of Managers, and the executives have the opportunity to earn performance bonuses on an annual basis as determined by our Board of Managers. The executives are also entitled to participate in any employee benefit plans that we may from time to time have in effect for our executive-level personnel. In addition, the employment agreements provide certain benefits to the executives upon their termination of employment by us without cause, by the executive for good reason, or by reason of their death or disability. For a description of such benefits, see “— Potential Payments Upon Termination of Employment” below.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table shows, for each of the named executive officers, all equity awards that were outstanding as of December 31, 2016.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Mr. Crowley	-	-		-	-	-
Mr. Walton	7/6/2011	62,202	(1)	-	$2.00	7/6/2021
Mr. Walton	3/1/2012	30,238	(2)	7,560	$2.00	3/1/2022
Mr. Walton	8/1/2013	120,000	(2)	80,000	$2.00	8/1/2023
Dr. Walsh	-	-		-	-	-

(1)	The options vested in five equal annual installments beginning on the date of grant.
(2)	The options vest in five equal annual installments beginning on the first anniversary of the date of grant.

Summary of Potential Payments upon Termination of Employment or Change in Control

As noted above, during 2016, we maintained employment agreements with Mr. Walton and Dr. Walsh.

Payments Made Upon Any Termination of Employment. Regardless of the manner in which an executive officer’s employment terminates, he is entitled to receive amounts earned during his term of employment including accrued but unpaid base salary through the date of termination and accrued but unpaid annual bonus, unreimbursed employment-related expenses owed to the executive officer under our policies. The executive is also entitled to all accrued benefits under any of our employee benefit programs (in accordance with the terms of such programs). These payments do not differ from payments made upon termination to all employees.

Payments Made Upon Termination Without Cause. Mr. Walton’s employment agreement provides that if he is terminated without Cause, the executive will be entitled to receive his base salary for 12 months and any unpaid bonus for the previous fiscal year and a pro rata portion of his bonus for the then-current fiscal year.

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

Restrictive Covenants. Each of the agreements contains confidentiality and customer and employee non-solicitation covenants that apply during the executive’s employment with us and for a period of 12 months for Mr. Walton and 24 months, for Dr. Walsh after his termination of employment.

Change in Control. Upon the occurrence of a sale of the Company, all outstanding options will become fully vested and exercisable.

2016 Director Compensation

We compensate for service as managers only the members of our Board of Managers that are independent from the Company. Mr. Emanuel was the only independent manager during 2016.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation($)		Total ($)
Daniel D. Crowley	-	-		-
James C. New	-	31,541	(1)	31,541
Thomas S. Roberts	-	-		-
Christopher Dean	-	-		-
Steve Neumann	-	-		-
Bennett Thompson	-	-		-
James Emanuel(2)(3)	32,899	-		32,899

(1)

Consists of $25,000 in the aggregate for consulting fees, of $12,500 per month for January and February 2016, and $6,541 for Company paid expenses.  See below for a description of Mr. New’s consulting agreement with the Company.

(2)	Reflects fees for service on our Board of Managers and Audit Committee.
(3)	As of December 31, 2016, Mr. Emanuel had 20,000 outstanding options to purchase member units.

Consulting Agreement with Mr. New. In connection with Mr. New’s retirement as Chief Executive Officer and President, effective September 1, 2011, we entered into a consulting agreement with Mr. New, pursuant to which he provides consulting services as requested by the Company.  On March 1, 2013, the Company and Mr. New amended the agreement to extend the term for an additional three years and increased the consulting fee to $12,500 per month in lieu of any final consulting payment that would have otherwise been due under the agreement. The agreement terminated by its terms on March 1, 2016. Pursuant to the agreement, Mr. New remains subject to confidentiality provisions through March 1, 2021 and to non-compete and non-solicitation obligations through March 1, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of outstanding membership interest units of the Company as of March 30, 2017 by (a) any person or group who beneficially owns more than 5% of such units, (b) each of our managers and executive officers and (c) all managers and executive officers as a group. On March 30, 2017, there were 23,549,812 units outstanding and 1,040,000 additional units issuable upon the exercise of vested options.

	Units Beneficially	Percent
Member(1)(2)	Owned	of Class

Summit Investors
Summit Partners(3)	12,660,998	51.5%

KRG Investors
KRG Capital Partners(4)	8,509,793	34.6%

Managers and Executive Officers
Daniel D. Crowley	-	*
Bruce C.Walton (5)	220,000	*
F. Michael Walsh (5)	0	*
James C. New	1,337,640	5.4%
Thomas S. Roberts	-	*
Christopher Dean	-	*
Steven Neumann	-	*
Bennett R. Thompson	-	*
James Emanuel (6)	20,000	*
All Managers and Executive Officers as a group (12 persons) (7)	23,120,575	94.0%

An asterisk (*) in the Percent of Class column indicates beneficial ownership of less than 1%.

(1)	Unless otherwise specified, the address of each beneficial owner listed in the table below is c/o Aurora Diagnostics, Inc. 11025 RCA Center Drive, Suite 300, Palm Beach Gardens, FL 33410.
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

(4)

KRG Capital Management, L.P. is the general partner of each of KRG Capital Fund IV, L.P., KRG Capital Fund IV-A, L.P., KRG Capital Fund IV (PA), L.P. and KRG Capital Fund IV (FF), L.P., each of which is a stockholder of KRG Aurora Blocker, Inc. KRG Capital Management, L.P., as the general partner of the KRG fund entities, through a six person investment committee with respect to the Class IV series of funds, has voting and dispositive authority over the shares held by KRG Aurora Blocker, Inc. and, therefore, beneficially owns such shares. Decisions of the investment committee are made by a vote of the majority of its members and no individual member of the investment committee has voting or dispositive authority over the shares. Steven Neumann and Bennett Thompson are members of KRG Capital, LLC with respect to the Class IV series of funds, which is the general partner of KRG Capital Management, L.P., and each disclaims beneficial ownership of the shares held by KRG Capital Management, L.P.  The address of each of the KRG Capital Partners entities is 1800 Larimer St., Suite 2200, Denver 80202.

(5)	Represents options exercisable within 60 days to purchase 220,000 units by Mr. Walton.
(6)	Includes options exercisable within 60 days to purchase 20,000 units.
(7)	Includes options exercisable within 60 days to purchase 582,000 units

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 regarding compensation plans under which the Company’s equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	1,487,500(2)	$2.00(3)	443,629
Equity compensation plans not approved by security holders (4)	-	-	-
Total	1, 487,500	$2.00	443,629

(1)	Consists of our 2011 Incentive Plan.
(2)	Consists of outstanding options to purchase Aurora Holdings Units granted under our 2011 Incentive Plan.
(3)	Weighted average exercise price of outstanding options to purchase Aurora Holdings Units.
(4)	The Company does not maintain any equity compensation plans that have not been approved by the Company’s security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Review, Approval or Ratification of Transactions with Related Persons

Our Board has adopted written policies and procedures for the review and approval or ratification of transactions involving us and related persons, which include our managers, executive officers, persons owning 5% or greater of our equity securities, their immediate family members and other related persons required to be reported under Item 404 of Regulation S-K. The policy governs all transactions between us and a related person in which the amount involved exceeds $10,000 and in which the related person has a direct or indirect material interest.

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

The board of managers of Aurora Holdings currently consists of seven managers. Effective December 19, 2016, Mr. Blair Tikker resigned as a director leaving a vacancy in the board that has not yet been filled. The LLC Agreement provides for the appointment of at least eight managers, which are appointed as follows:

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

Management Services Agreement

We, through a wholly-owned subsidiary of Aurora Holdings, and two members of Aurora Holdings, Summit Partners and KRG Capital Partners, are party to a Management Services Agreement pursuant to which Summit Partners and KRG Capital Partners provide certain financial and management advisory services to us in connection with the general business planning and forecasting and acquisition and divestiture strategies. In exchange for the services, we pay an annual fee equal to 1.0% of the revenue of Aurora Holdings, plus expenses. In connection with the third amendment to the Company’s previous credit facility in April 2013, the Company agreed not to make any payments of management or similar fees until payment in full of all loans under the credit facility, provided that such management or similar fees shall continue to accrue. The Company has accrued management fees since then and expects to pay no management fees through December 31, 2017. As of December 31, 2015 and 2016, $8.6 million and $11.5 million, respectively, of management fees under the Management Services Agreement are reflected in accrued management fees, related parties, in the accompanying consolidated balance sheets. The consolidated statement of operations includes management fees of $2.6 million and $2.8 million for the respective years ended December 31, 2015 and 2016. During the years ended December 31, 2015 and 2016, the Company paid expenses of $39,000 and $21,000, respectively, but paid no management fees.

Other Related Party Transactions

In connection with Mr. New’s retirement as the Company’s Chief Executive Officer effective September 1, 2011 through March 1, 2016, the Company entered into a consulting agreement with Mr. New. For a description of the terms of his consulting agreement, see the narrative following the Director Compensation table in Part III, Item 11 of this Annual Report.

Effective December 1, 2013 the Company entered into an agreement with HealthSmart Benefit Solutions, Inc. (“HBS”), of which Mr. Crowley served as the Executive Chairman and President through July 2014. Pursuant to the agreement, the Company paid fees to HBS of approximately $20,000 per month to process claims under its self-insured health benefits plan and to perform other health plan related services. Premiums for the Company’s stop loss coverage are collected by HBS and remitted to the coverage provider.  Effective June 1, 2015, we transitioned the administration of our health plan benefits to another provider, however HBS continued to process claims through May 31, 2016, for dates of service prior to June 1, 2015. During the years ended December 31, 2015 and 2016, the Company paid $1.2 million and $27,000, respectively, inclusive of the stop loss premiums, to HBS.  No amounts were due from the Company to HBS as of December 31, 2015 or December 31, 2016.

Since September 2013, the Company has engaged Crowley Corporate Legal Strategy (“CCLS”), on an as needed basis, to provide acquisition consulting services.  Matthew Crowley is a principal of CCLS and son of Daniel D. Crowley, the Company’s Chief Executive Officer. During the years ended December 31, 2015 and 2016, the Company paid $112,000 and $81,000, respectively, to CCLS.

On October 29, 2015, prior to his appointment as the Company’s Chief Medical Officer, we issued a non-negotiable unsecured subordinated contingent note to Dr. F. Michael Walsh in connection with the acquisition of the pathology practice he owned. Pursuant to the contingent note, we agreed to pay to Dr. Walsh up to a maximum amount of $2.7 million if the acquired pathology practice met certain financial measures within certain periods of time. On June 13, 2016, the contingent note was amended to reduce the maximum amount payable thereunder to $2.4 million, and on June 15, 2016, we made a first payment of $650,000 under the note.  As of December 31, 2016, we had recorded $1.4 million for the estimated fair value of the future payments under the amended contingent note to Dr. Walsh.

One of our members holds a minority ownership interest in an entity that we have engaged, from time to time, to provide client interface services.  We paid the entity approximately $0.2 million during each of the years ended December 31, 2015 and 2016. As of December 31, 2016, we owed to the entity $8,000, and no balance was owed to the entity as of December 31, 2015 for these services.

Board Independence

Of our seven managers, only Mr. Emanuel is independent (with independence being determined in accordance with the definition of independence under the NASDAQ Global Market standards, as if they applied to us), meaning that he does not have, and has never had, a relationship that would interfere with the exercise of independent judgment in carrying out his responsibilities as a manager. None of our other current managers are independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees and Services

Crowe Horwath LLP served as the Company’s independent registered public accounting firm for the years ended December 31, 2015 and 2016. The following table presents estimated fees for professional audit services rendered by Crowe Horwath LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2015 and 2016.

	2015	2016
Audit Fees (1)	$270,000	$270,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees (2)	-	77,000
Total	$270,000	$347,000

(1)	Audit Fees consisted of professional services performed for the audit of the Company’s annual financial statements.
(2)	Other Fees consisted of professional services performed in connection an abandoned financing transaction during 2016.

Pre-approval Policies and Procedures

Our audit committee has adopted a policy requiring the pre-approval by the audit committee of all audit services, whether such services are to be provided by our principal independent auditor or other accounting firms. The policy also requires pre-approval by the audit committee of all other services (review, attest and non-audit) to be provided by our independent auditor; provided, however, that de minimis non-audit services may instead be approved in accordance with applicable SEC rules, although no non-audit services were approved pursuant to this exception in 2015 or 2016. The Company’s Audit Committee approved all fees paid to Crowe Horwath LLP in 2016, including in connection with an abandoned financing transaction.

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

(3) Exhibits.  The exhibits listed on the accompanying Exhibit Index are filed herewith or incorporated by reference.

ITEM 16.	Form 10-K Summary.

None.

Aurora Diagnostics Holdings, LLC

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2014, 2015 and 2016 (in thousands):

		Charged to	Net Write-offs
	Beginning	Statement of	and Other	Ending
Description	Balance	Operations	Adjustments	Balance
Allowance for Doubtful Accounts:
Year ended December 31, 2014	$15,874	$16,600	$(17,389)	$15,085
Year ended December 31, 2015	$15,085	$16,597	$(15,391)	$16,291
Year ended December 31, 2016	$16,291	$15,789	$(15,895)	$16,185

(3) Exhibits. The exhibits listed in the accompanying Exhibit Index are incorporated by reference as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURORA DIAGNOSTICS HOLDINGS, LLC

Date: March 31, 2017	By:	/s/ Michael C. Grattendick
Michael C. Grattendick
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Daniel D. Crowley Daniel D. Crowley	Chief Executive Officer, President and Chairman of the Board of Managers (principal executive officer)	March 31, 2017
/s/ Michael C. Grattendick Michael C. Grattendick	Chief Financial Officer (principal financial and accounting officer)	March 31, 2017
/s/ Thomas S. Roberts Thomas S. Roberts	Manager	March 31, 2017
/s/ Christopher Dean Christopher Dean	Manager	March 31, 2017
/s/ Bennett Thompson Bennett Thompson	Manager	March 31, 2017
/s/ Steven Neumann Steven Neumann	Manager	March 31, 2017
/s/ James C. New James C. New	Manager	March 31, 2017
/s/ James Emanuel James Emanuel	Manager	March 31, 2017

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Formation of Aurora Diagnostics Holdings, LLC (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)
3.2

Second Amended and Restated Limited Liability Company Agreement of Aurora Diagnostics Holdings, LLC (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

3.3

First Amendment to the Second Amended and Restated Limited Liability Company Agreement of Aurora Diagnostics Holdings, LLC (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on March 25, 2014 and incorporated herein by reference)

3.4

Second Amendment to the Second Amended and Restated Limited Liability Company Agreement of Aurora Diagnostics Holdings, LLC (filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on June 4, 2015 and incorporated herein by reference)

4.1

Indenture, dated December 20, 2010, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

4.2

First Supplemental Indenture, dated December 31, 2011, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

4.3

Second Supplemental Indenture, dated December 31, 2011, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

4.4

Third Supplemental Indenture, dated June 2, 2011, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

4.5

Fourth Supplemental Indenture, dated August 12, 2011, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association (filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

4.6

Fifth Supplemental Indenture, dated July 31, 2014, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association (filed as Exhibit 4.6 to the Company’s Annual Report on Form 10-K filed on June 4, 2015 and incorporated herein by reference)

4.7

Sixth Supplemental Indenture, dated October 10, 2014, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association (filed as Exhibit 4.7 to the Company’s Annual Report on Form 10-K filed on June 4, 2015 and incorporated herein by reference)

4.8

Seventh Supplemental Indenture, dated November 10, 2014, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association (filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed on June 4, 2015 and incorporated herein by reference)

4.9

Eighth Supplemental Indenture, dated November 11, 2015, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors named therein and U.S. Bank National Association (filed as Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed on March 21, 2016 and incorporated herein by reference)

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

10.10	Employment Agreement, dated June 1, 2016, between Aurora Diagnostics, LLC and F. Michael Walsh
10.11

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
10.16

Second Amendment to Aurora Diagnostics, LLC Amended and Restated Management Services Agreement, dated July 31, 2014, by and among Summit Partners, L.P., KRG Capital Management, L.P., and Aurora Diagnostics, LLC  (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on June 4, 2015 and incorporated herein by reference)

10.17

Form of Management Agreement by and between Aurora Diagnostics, LLC and certain of its affiliated practice subsidiaries (filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.18

Form of Nominee Agreement by and between Aurora Diagnostics, LLC and certain of its affiliated practice subsidiaries (filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.19

Form of Non-Alienation Agreement by and between Aurora Diagnostics, LLC and certain of its affiliated practice subsidiaries (filed as Exhibit 10.22 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.20

Form of Services Agreement by and between Aurora Diagnostics, LLC and certain of its affiliated practice subsidiaries (filed as Exhibit 10.23 to the Company’s Registration Statement on Form S-4, No. 333-176790, and incorporated herein by reference)

10.21

Waiver to Financing Agreement dated as of March 31, 2015, by and among Aurora Diagnostics, LLC, as borrower, Aurora Diagnostics Holdings, LLC, and certain subsidiaries of Aurora Diagnostics, LLC, as guarantors, various lenders from time to time party thereto, as lenders, and Cerberus Business Finance, LLC, as administrative agent and collateral agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed on April 2, 2015 and incorporated herein by reference)

10.22

First Amendment to Financing Agreement, dated as of March 4, 2015, by and among Aurora Diagnostics, LLC, as borrower, Aurora Diagnostics Holdings, LLC, and certain subsidiaries of Aurora Diagnostics, LLC, as guarantors, various lenders from time to time party thereto, as lenders, and Cerberus Business Finance, LLC, as administrative agent and collateral agent (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on June 4, 2015 and incorporated herein by reference)

10.23

Second Amendment to Financing Agreement, dated as of April 10, 2015, by and among Aurora Diagnostics, LLC, as borrower, Aurora Diagnostics Holdings, LLC, and certain subsidiaries of Aurora Diagnostics, LLC, as guarantors, various lenders from time to time party thereto, as lenders, and Cerberus Business Finance, LLC, as administrative agent and collateral agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed on April 15, 2015 and incorporated herein by reference)

10.24

Third Amendment to Financing Agreement, dated as of July 14, 2015, by and among Aurora Diagnostics, LLC, as borrower, Aurora Diagnostics Holdings, LLC, and certain subsidiaries of Aurora Diagnostics, LLC, as guarantors, various lenders from time to time party thereto, as lenders, and Cerberus Business Finance, LLC, as administrative agent and collateral agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed on July 20, 2015 and incorporated herein by reference)

10.25

Fourth Amendment to Financing Agreement, dated as of September 18, 2015, by and among Aurora Diagnostics, LLC, as borrower, Aurora Diagnostics Holdings, LLC, and certain subsidiaries of Aurora Diagnostics, LLC, as guarantors, various lenders from time to time party thereto, as lenders, and Cerberus Business Finance, LLC, as administrative agent and collateral agent (filed as Exhibit 10.2 to the Company’s Form 8-K filed on September 21, 2015 and incorporated herein by reference)

10.26

Fifth Amendment to Financing Agreement, dated as of April 8, 2016, by and among Aurora Diagnostics, LLC, as borrower, Aurora Diagnostics Holdings, LLC, and certain subsidiaries of Aurora Diagnostics, LLC, as guarantors, various lenders from time to time party thereto, as lenders, and Cerberus Business Finance, LLC, as administrative agent and collateral agent. (filed as Exhibit 10.2 to the Company’s Form 8-K filed on April 13, 2016 and incorporated herein by reference)

21.1	List of subsidiaries of Aurora Diagnostics Holdings, LLC
31.1	Certification of the Principal Executive Officer, pursuant Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer, pursuant Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.2	Certification of the Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contracts and compensatory plans and arrangements