Form 10-Q
period 2017-03-31
AURORA DIAGNOSTICS HOLDINGS LLC
filed 2017-05-11
CIK 1367832

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act .   Yes  ☐    No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Balance Sheets

(in thousands)

	March 31,	December 31,
	2017	2016
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$17,436	$18,571
Accounts receivable, net	35,164	35,680
Prepaid expenses and other assets	5,080	4,496
Prepaid income taxes	231	—
Total current assets	57,911	58,747
Property and equipment, net	8,042	7,517
Other Assets:
Deferred debt issue costs, net	295	327
Deposits and other noncurrent assets	839	599
Goodwill	120,866	120,755
Intangible assets, net	50,954	51,854
	172,954	173,535
	$238,907	$239,799
Liabilities and Members' Deficit
Current Liabilities
Current portion of long-term debt	$3,596	$191,681
Current portion of fair value of contingent consideration	5,385	4,834
Accounts payable, accrued expenses and other current liabilities	20,863	18,424
Accrued compensation	7,720	6,914
Accrued interest	8,578	14,169
Total current liabilities	46,142	236,022
Long-term debt, net of current portion	403,010	199,041
Deferred tax liabilities	4,196	4,590
Accrued management fees, related parties	12,151	11,473
Fair value of contingent consideration, net of current portion	7,032	5,900
Other liabilities	2,326	2,559

Members' Deficit	(235,950)	(219,786)
	$238,907	$239,799

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2017 and 2016

Unaudited

(in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net revenue	$67,813	$68,752
Operating costs and expenses:
Cost of services	37,750	37,736
Selling, general and administrative expenses	17,355	18,948
Provision for doubtful accounts	3,605	4,060
Intangible asset amortization expense	4,162	4,931
Management fees, related parties	678	688
Impairment of goodwill and other intangible assets	9,484	—
Merger and acquisition transaction costs	488	293
Change in fair value of contingent consideration	550	670
Total operating costs and expenses	74,072	67,326
Income (loss) from operations	(6,259)	1,426
Other expense:
Interest expense	(10,312)	(10,503)
Total other expense, net	(10,312)	(10,503)
Loss before income taxes	(16,571)	(9,077)
Provision (benefit) for income taxes	(375)	(1,487)
Net loss	$(16,196)	$(7,590)

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2017 and 2016

Unaudited

(in thousands)

	2017	2016
Cash Flows From Operating Activities
Net loss	$(16,196)	$(7,590)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,977	5,864
Amortization of deferred debt issue costs	527	528
Amortization of original issue discount on debt	272	280
Deferred income taxes	(394)	(1,396)
Equity compensation costs	32	50
Change in fair value of contingent consideration	550	670
Impairment of goodwill and other intangible assets	9,484	—
Loss on abandonment of lease	—	1,171
Contingent note payments in excess of fair value at acquisition date	(287)	(269)
Changes in assets and liabilities, net of effects of acquisitions:
(Increase) decrease in:
Accounts receivable	516	(2,697)
Prepaid expenses and other assets	(807)	(735)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	2,003	1,862
Accrued compensation	806	787
Accrued interest	(5,591)	(5,430)
Net cash used in operating activities	(4,108)	(6,905)
Cash Flows From Investing Activities
Purchases of property and equipment	(790)	(876)
Increase in deposits and other noncurrent assets	(116)	(24)
Businesses acquired, net of cash acquired	(11,188)	(7,000)
Net cash used in investing activities	(12,094)	(7,900)
Cash Flows From Financing Activities
Payments of capital lease obligations	(8)	(20)
Repayments under term loan facility	(875)	(500)
Payments of contingent notes	(50)	(331)
Borrowings under term loan facility	—	10,000
Net borrowings under revolving credit facility	16,000	—
Net cash provided by financing activities	15,067	9,149
Net decrease in cash and cash equivalents	(1,135)	(5,656)
Cash and cash equivalents, beginning of period	18,571	19,085
Cash and cash equivalents, end of period	$17,436	$13,429

(Continued)

Aurora Diagnostics Holdings, LLC

Condensed Consolidated Statements of Cash Flows - (Continued)

Three Months Ended March 31, 2017 and 2016

Unaudited

(in thousands)

	2017	2016
Supplemental Disclosures of Cash Flow Information
Cash interest payments	$15,143	$15,130
Cash tax payments	$1,660	$239

Supplemental Schedule of Noncash Investing and Financing Activities
Fair value of contingent consideration issued in acquisitions	$1,470	$1,100
Capital assets recorded under purchase commitment	$550	$—

See Notes to Condensed Consolidated Financial Statements.

Aurora Diagnostics Holdings, LLC

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1.	Nature of Business and Significant Accounting Policies

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

The accompanying condensed consolidated balance sheet as of December 31, 2016, which was derived from the audited consolidated financial statements as of December 31, 2016 of Aurora Diagnostics Holdings, LLC, and the accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2017 and 2016 have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2016.

The accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2017.

Exchange of Senior Notes

These financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern.  As further described in Note 6, as of March 31, 2017, the Company had outstanding $200.0 million of senior notes maturing on January 15, 2018 (the “Existing Senior Notes”) and owed $212.1 million under its senior secured credit facility.  The Company’s senior secured credit facility matures on July 14, 2019, but is subject to an accelerated maturity date of October 14, 2017, and will become due on such date, if the Company’s Existing Senior Notes, other than an aggregate principal amount not in excess of $2.6 million, are not refinanced or their maturity is not extended prior to October 14, 2017. As discussed below, the Company has commenced an Exchange Offer (as defined below) to refinance the Existing Senior Notes by May 30, 2017 to avoid the acceleration of the maturity of its senior secured credit facility.

On April 20, 2017, the Company entered into a seventh amendment to the credit facility with Cerberus Business Finance, LLC, to modify the provision that accelerated the maturity date of the credit facility to October 14, 2017 to provide that the maturity of the credit facility will be accelerated to October 14, 2017 only in the event that the maturity of more than $2.6 million in aggregate principal amount of Existing Senior Notes has not been extended to October 31, 2019 or a later date on or before October 14, 2017. In addition, pursuant to the seventh amendment, following the consummation of the Company’s Exchange Offer referred to below, the Company may redeem, repurchase or pay at maturity up to $2.6 million of Existing Senior Notes at any time and from time to time within eight months of such consummation, but only to the extent that such Existing Senior Notes remain outstanding following the consummation of the Exchange Offer.

On April 24, 2017, the Company commenced a private offer to exchange any and all of the Existing Senior Notes (the “Exchange Offer”) for a combination of 12.250% Increasing Rate Senior Notes due 2020 (the “New Notes”) and warrants to purchase units of the common equity of the Company (the “Warrants”), and the solicitation of consents from registered holders of Existing Senior Notes to certain proposed amendments to the indenture governing the Existing Senior Notes to remove substantially all of the restrictive covenants and certain events of default from the indenture governing the Existing Senior Notes. Concurrently with the commencement of the Exchange Offer, the Company entered into a support agreement with holders of Existing Senior Notes owning approximately 98.7% of the aggregate outstanding principal amount of Existing Senior Notes. Pursuant to the support agreement, the holders party thereto agreed to validly tender all of their Existing Senior Notes in the Exchange Offer and provide consents to the proposed amendments to the indenture governing the Existing Senior Notes. The Exchange Offer expires at 5:00 p.m., New York City time, on May 22, 2017.

For every $1,000 principal amount of Existing Senior Notes tendered and not withdrawn prior to 5:00 p.m., New York City time, on May 5, 2017, the Company will issue $1,000 principal of New Notes and Warrants to purchase 15.366 of the Company’s common units. For every $1,000 principal amount of Existing Senior Notes tendered after 5:00 p.m., New York City time, on May 5, 2017, up to 5:00 p.m., New York City time, on May 22, 2017, the Company will issue $970 principal amount of New Notes and Warrants to purchase 15.366 of the Company’s common units. The Warrants will initially represent 12.5% of the outstanding common units of the Company on a fully diluted basis prior to the issuance of the Warrants, assuming 100% participation in the Exchange Offer, and will expire on the tenth anniversary of their issuance date.

As of 5:00 p.m., New York City time, on May 5, 2017, $198.0 million aggregate principal amount of Existing Senior Notes, representing 99.0% of the outstanding Existing Senior Notes, had been validly tendered and not withdrawn. At that time, withdrawal rights expired and holders who tendered Existing Senior Notes prior to such time, including holders party to the support agreement, may no longer withdraw their tenders or revoke their consents. Accordingly, on May 5, 2017, the Company, the co-issuer, the guarantors of the Existing Senior Notes and the trustee entered into a supplemental indenture containing the proposed amendments to the indenture governing the Existing Senior Notes, which became effectively immediately, but will not become operative until the consummation of the Exchange Offer.

The Company intends to close the Exchange Offer no later than May 30, 2017 and at closing issue New Notes and Warrants in exchange for tendered Existing Senior Notes, with respect to at least $198.0 million of Existing Senior Notes thereby alleviating the accelerated maturity of the credit facility.  Furthermore, the Company has the intent and believes it has the ability to refinance, on a long-term basis up to $2.0 million of remaining outstanding after closing of Existing Senior Notes maturing January 15, 2018.

As of March 31, 2017, the amounts due under the Company’s senior secured credit facility have been classified as long-term debt.  Furthermore, $200.0 million of Existing Senior Notes maturing January 15, 2018, are expected to be refinanced and have been classified as long-term debt.

In light of the preceding plan to exchange the Existing Senior Notes, the Company’s management believes its current cash and cash equivalents, cash from operations and the amount available under its revolving credit facility will be sufficient to fund working capital requirements for the next 12 months. This belief assumes, among other things, that the Company will will continue to be successful in implementing its business strategy and that there will be no material adverse developments in its business, liquidity or capital requirements. There is no assurance that the Company will be able to achieve its forecasted cash from operations. If one or more of these factors do not occur as expected, it could cause a default under one or more of the agreements governing the Company’s indebtedness. If the Company’s cash from operations and refinancing sources are insufficient to service its debt or to fund its other liquidity needs, the Company may be forced to reduce or delay its business activities, sell material assets, seek additional capital or be forced into insolvency or liquidation.

In addition, in order to access the funds available under its revolving credit facility, the Company must meet the financial tests and ratios contained in its senior secured credit facility. If the Company fails to meet these financial tests and ratios, its ability to access the amounts otherwise available under its revolving credit facility could be limited.

Supplemental Indenture to Senior Notes Indenture

In connection with the Exchange Offer, on May 5, 2017, the Company entered into a supplemental indenture governing the Company’s Senior Notes, (the “Tenth Supplemental Indenture”), which was included as Exhibit 4.1 to the Form 8-K filed on May 8, 2017 with the Securities and Exchange Commission.  Among other things, the Tenth Supplemental Indenture eliminated the requirement for the Company to file future quarterly or annual reports with the Securities and Exchange Commission and removed certain limitations on the Company’s ability to issue additional debt.

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

Recent Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606),” which will replace numerous requirements in U.S. GAAP and provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for interim and annual reporting periods beginning after December 15, 2017. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company expects to adopt the full retrospective method under ASU 2014-09 for its first quarter of 2018 and is currently evaluating the effect of its adoption on its financial position, results of operations and cash flows.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends Accounting Standards Codification Topic 718, Compensation – Stock Compensation.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company’s fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of ASU 2016-09 did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for the Company in the first quarter of 2018 with early adoption permitted and must be applied retrospectively to all periods presented. As a result of adopting this guidance, the Company has classified acquisition related contingent note payments as $0.3 million cash used in operating activities and $0.1 million cash used in financing activities for the three months ended March 31, 2017 and $0.3 million cash used in operating activities and $0.3 million cash used in financing activities for the three months ended March 31, 2016.  Prior to adoption of this guidance, the Company had reported the $0.6 million of contingent note payments as cash flows used in investing activities for the three months ended March 31, 2016.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” This ASU requires entities to recognize the income tax consequences of any intercompany asset transfers at the transaction date. The seller and buyer will immediately recognize the current and deferred income tax consequences of an intercompany transfer of an asset other than inventory. The tax consequences were previously deferred until the asset is sold to a third party or recovered through use. ASU 2016-16 is effective for the Company for its annual reporting period beginning after December 15, 2017, including interim reporting periods within that annual reporting period. The Company is currently evaluating the impact of adoption of ASU 2016-16 on its consolidated financial statements and related disclosures.

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

The Company has made strategic acquisitions of local practices to achieve greater economies of scale and expand or augment its geographic presence.

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

2017 Acquisition

On March 31, 2017, the Company acquired 100% of the equity of a hospital-based pathology practice located in Rhode Island and Massachusetts (the “2017 Acquisition”).  The Company paid net cash of $11.2 million at closing primarily with funds borrowed under its revolving credit facility and issued contingent notes payable annually over three years up to a total of $2.0 million.  As of March 31, 2017, the Company is still analyzing the acquisition and the allocation of the purchase price to the net assets acquired is preliminary and is expected to be finalized by December 31, 2017.

The following table summarizes the preliminary estimated aggregate fair value of the assets acquired and liabilities assumed in connection with the 2017 Acquisition described above (in thousands):

Cash	$210
Prepaid expenses	8
Deposits	3
Intangible assets	7,440
Goodwill	5,417
Assets acquired	13,078

Accounts payable and accrued expenses	210
Liabilities assumed	210

Net assets acquired	$12,868

Net assets acquired	$12,868
Less:
Fair value of contingent consideration issued	(1,470)
Cash acquired	(210)
Cash paid for acquisitions, net of cash acquired	$11,188

Intangible assets acquired as the result of a business combination are recognized at fair value as an asset apart from goodwill if the asset arises from contractual or other legal rights or if it is separable. The Company’s intangible assets, which principally consist of the fair value of customer relationships, health care facility agreements and key physician agreements acquired in connection with the acquisition of diagnostic companies, are capitalized and amortized on the straight-line method over their useful life, which generally ranges from 3 to 15 years.  The 2017 Acquisition is a limited liability company for income tax purposes.  Accordingly, none of the goodwill recognized in the 2017 Acquisition will be deductible for federal income tax purposes.

The accompanying historical condensed consolidated financial statements include the results of operations of the 2016 acquisitions from the date acquired through March 31, 2017. The 2016 acquisitions contributed no revenue or net income for the three months ended March 31, 2016 and contributed revenue of $2.0 million and net income of $0.4 million for the three months ended March 31, 2017. The 2017 Acquisition contributed no revenue or net income for the three months ended March 31, 2017.

Pro-forma information (unaudited)

The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the 2016 acquisitions and 2017 Acquisition for the three months ended March 31, 2017 and 2016, after giving effect to amortization, depreciation, income tax, and the reduced level of certain specific operating expenses (primarily compensation and related expenses attributable to former owners) as if the 2016 acquisitions had been consummated on January 1, 2015 and the 2017 Acquisition had been consummated on January 1, 2016. Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2016 acquisitions and 2017 Acquisition and does not include operational or other changes which might have been effected by the Company. The unaudited pro forma information for the three months ended March 31, 2017 and 2016 presented below is for illustrative purposes only and is not necessarily indicative of results which would have been achieved or results which may be achieved in the future (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net revenue	$70,988	$73,880
Net loss	$(15,688)	$(6,686)

On April 17, 2017, the Company acquired 100% of the equity of a hospital-based pathology practice located in New Jersey.  The Company paid cash of $4.5 million at closing primarily with funds borrowed under its revolving credit facility and issued contingent notes payable annually over three years up to a total of $0.5 million. The Company has not completed its initial purchase price allocation and the pro forma information provided above does not give effect to this acquisition.

Note 3.	Accounts Receivable

Accounts receivable consist of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Accounts Receivable	$50,368	$51,865
Less: Allowance for doubtful accounts	(15,204)	(16,185)
Accounts receivable, net	$35,164	$35,680

Note 4.	Goodwill and Intangible Assets

The following table presents adjustments to goodwill during the three months ended March 31, 2017 and the year ended December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Goodwill, beginning of period	$120,755	$125,188
Acquisitions	5,417	2,285
Goodwill impairment	(5,306)	(6,718)
Goodwill, end of period	$120,866	$120,755

The Company’s balances for intangible assets as of March 31, 2017 and December 31, 2016 and the related accumulated amortization are set forth in the table below (in thousands):

		Weighted Average	March 31, 2017
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	8	$130,748	$(118,426)	$12,322
Health care facility agreements	15	15	47,090	(9,697)	37,393
Noncompete agreements	3 – 5	4	6,349	(5,110)	1,239
Total intangible assets			$184,187	$(133,233)	$50,954

		Weighted Average	December 31, 2016
	Range	Amortization		Accumulated
	(Years)	Period (Years)	Cost	Amortization	Net
Amortizing intangible assets:
Customer relationships	7 – 10	8	$130,748	$(115,268)	$15,480
Health care facility agreements	15	15	48,970	(13,794)	35,176
Noncompete agreements	3 – 5	4	6,199	(5,001)	1,198
Total intangible assets			$185,917	$(134,063)	$51,854

The Company recorded amortization expense related to its intangible assets of $4.2 million and $4.9 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, estimated future amortization expense is as follows (in thousands):

Year Ending December 31,
Remainder of 2017	$9,948
2018	6,715
2019	4,886
2020	4,765
2021	4,290
Thereafter	20,350
$50,954

Impairment of Goodwill and Other Intangible Assets

In March 2017, the Company received a notice from one of its customers that their hospital contract would not be renewed effective May 1, 2017. The Company expects the loss of the hospital contract effective May 1, 2017 will negatively impact the net revenue and profitability of one of its reporting units to such an extent as to indicate potential impairment of the reporting unit’s recorded hospital contracts intangible assets and goodwill. Accordingly, as of March 31, 2017, the Company tested hospital contracts intangible assets and goodwill for impairment at the affected reporting unit and recorded non-cash impairment charges of $4.2 million to write down the carrying value of its hospital contracts intangible assets and $5.3 million to write down the carrying value of goodwill. As of March 31, 2017 and December 31, 2016, the Company had accumulated impairment charges related to goodwill of $316.6 million and $311.3 million, respectively.

To estimate the fair value of the reporting unit at March 31, 2017, the Company utilized a discounted cash flow model as the primary approach to value, supported by a market approach guideline public company method (the “GPC Method”) which was used as a reasonableness test. The discounted cash flows approach provided a reasonable estimate of the fair value of the reporting unit because it utilized the unit’s actual results and reasonable estimates of future performance.  Furthermore, it takes into consideration a number of other factors deemed relevant by management, including but not limited to, expected future market revenue growth and operating profit margins. The Company has consistently used these approaches in determining the value of goodwill. The Company considers the GPC Method as an adequate reasonableness test which utilizes market multiples of industry participants to corroborate the discounted cash flow analysis. The Company believes this methodology is consistent with the approach that any strategic market participant would utilize if they were to value one of the Company’s reporting units.

The following assumptions were made by management in determining the fair value of the reporting unit and related intangibles as of March 31, 2017: (a) the discount rate was 15.6 percent, based on relative size and perceived risk of the reporting unit; and (b) an average compound annual growth rate (CAGR) of 1.0 percent during the five year forecast period, after adjusting for the termination of the hospital contract effective May 1, 2017. These assumptions are based on both the actual historical performance and management’s estimates of future performance of the reporting unit.

As noted above, assumptions were made regarding the revenue, operating expense, and anticipated economic and market conditions related to the reporting unit as part of the impairment analysis. Assumptions made regarding future operations involve significant uncertainty, particularly with regard to anticipated economic and market conditions that are beyond the control of the Company’s management. Potential events or circumstances that could negatively impact future performance include, but are not limited to, losses of customers, changes in regulations or reimbursement rates and increased internalization of diagnostic testing by clients.

Note 5.	Accounts Payable, Accrued Expenses and Other Current Liabilities

Accounts payable, accrued expenses and other current liabilities as of March 31, 2017 and December 31, 2016 consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accounts payable and accrued payables	$13,715	$11,797
Reserve for future medical claims	2,309	1,875
Other accrued expenses	4,839	4,752
	$20,863	$18,424

Note 6.	Long-Term Debt

On December 20, 2010, the Company issued $200.0 million in unsecured senior notes that mature on January 15, 2018, which are referred to as the Existing Senior Notes. The Existing Senior Notes bear interest at an annual rate of 10.75%, which is payable each January 15th and July 15th. In accordance with the indenture governing our Existing Senior Notes, the Company is subject to certain limitations on issuing additional debt and is required to submit quarterly and annual financial reports. The Existing Senior Notes are currently redeemable at the Company’s option at 100% of par, plus accrued interest. The Existing Senior Notes rank equally in right of repayment with all of the Company’s other senior indebtedness, but are subordinated to the Company’s secured indebtedness to the extent of the value of the assets securing that indebtedness.

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

Each of the term loan, revolving credit line and delayed draw term loan under the credit facility has a maturity of five years but is subject to a maturity date of October 14, 2017 if the Existing Senior Notes are not refinanced or their maturity is not extended prior to such date. Under the initial term loan, quarterly principal repayments of $0.9 million are due through June 30, 2018. Quarterly principal repayments increase to $1.3 million on September 30, 2018 through maturity. As of March 31, 2017, the balance outstanding under the initial term loan was $161.1 million and the balance outstanding under the delayed draw term loans was $35.0 million. As of March 31, 2017, $16.0 million was outstanding and the Company had $14.0 million available under its revolving credit facility.

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

On April 20, 2017, the Company entered into a seventh amendment to the credit facility with Cerberus Business Finance, LLC, to modify the provision that accelerated the maturity date of the credit facility to October 14, 2017 to provide that the maturity of the credit facility will be accelerated to October 14, 2017 only in the event that the maturity of more than $2.6 million in aggregate principal amount of Existing Senior Notes has not been extended to October 31, 2019 or a later date on or before October 14, 2017. In addition, pursuant to the seventh amendment, following the consummation of the Company’s Exchange Offer referred to in Note 1, the Company may redeem, repurchase or pay at maturity up to $2.6 million of Existing Senior Notes at any time and from time to time within eight months of the consummation of the Company’s Exchange Offer, but only to the extent that such Existing Senior Notes remain outstanding following the consummation of the Exchange Offer.

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

Long-term debt consists of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Existing Senior Notes	$200,000	$200,000
Initial term loan	161,125	162,000
Delayed draw term loans	35,000	35,000
Revolving credit facility	16,000	—
Notes payable	67	67
Capital lease obligations	42	50
	412,234	397,117
Less:
Original issue discount, net	(2,487)	(2,759)
Debt issuance costs, net	(3,141)	(3,636)
Current portion	(3,596)	(191,681)
Long-term debt, net of current portion	$403,010	$199,041

As of March 31, 2017, estimated future debt principal payments are as follows (in thousands):

Year Ending December 31,
Remainder of 2017 *	$2,729
2018	6,276
2019 *	205,250
2020 *	197,979
$412,234

*

As discussed in Note 1 under the sub-heading “Exchange of Senior Notes,” the Company’s management expects to close the Exchange Offer to refinance its Existing Senior Notes and avoid the acceleration of the maturity of its senior secured credit facility no later than May 30, 2017. The future debt maturities in 2020 include $198.0 million of Existing Senior Notes validly tendered and not withdrawn as of May 5, 2017, which assumes that the Exchange Offer closes and the Company issues New Notes in exchange for the Existing Senior Notes. The Company’s senior secured credit facility matures on July 14, 2019, but is subject to a maturity date of October 14, 2017 and would be become due on such date if more than $2.6 million in aggregate principal amount of the Company’s Existing Senior Notes are not refinanced or their maturity is not extended prior to October 14, 2017. In contemplation of the closing of the Exchange offer by May 30, 2017, the amounts due under the term loans are classified as long-term debt and the future maturities in 2019 include $205.3 million for the balance of the maturing term loans and revolving credit facility.

At closing of the Exchange Offer, the Company intends to issue an aggregate amount of New Notes equal to the consideration offered in the Exchange Offer. The New Notes will be unsecured senior obligations of the Company and its wholly-owned subsidiary, Aurora Diagnostics Financing, Inc., which is acting as co-issuer of the New Notes. The New Notes will mature on January 15, 2020. The New Notes will accrue interest beginning on the issuance date at a rate of 10.75% per annum in cash plus payment-in-kind interest (“PIK Interest”) at a rate of 1.50% per annum, which PIK Interest rate shall increase to 3.00% from and after January 15, 2019. PIK Interest will be paid by increasing the principal amount of New Notes in an amount equal to the PIK Interest payable on the applicable interest payment date. The New Notes will bear interest on such increased principal amount from and after the applicable interest payment date of such PIK Interest. The issuers will pay interest on the New Notes on January 15 and July 15 of each year. The first interest payment date on the New Notes will be July 15, 2017 and will include the accrued and unpaid interest on any Existing Senior Notes exchanged in the Exchange Offer from January 15, 2017, the last interest payment date on the Existing Senior Notes, through, but not including, the settlement date of the Exchange Offer. The New Senior Notes will be immediately redeemable at the Company’s option at 100% of par, plus accrued interest.

The New Notes will be guaranteed on an unsecured senior basis by the Company’s current and future domestic subsidiaries that guarantee the Company’s credit facility indebtedness or capital markets indebtedness. The New Notes will rank equally in right of repayment with all of the Company’s other senior indebtedness, but will be subordinated to the Company’s secured indebtedness to the extent of the value of the assets securing that indebtedness.

The indenture governing the New Notes will not require the Company to continue its reporting obligations with the SEC; therefore, at closing of the Exchange Offer, we intend to cease filing any such reports and will only provide the reports required, under the method required, by the indenture governing the New Notes.

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

As described in Note 2, in connection with the 2016 acquisitions and 2017 Acquisition the Company issued contingent notes payable annually over three years, up to a maximum of $3.5 million, subject to the future financial performance of the acquired practice and the retention of key facility contracts. The aggregate fair value of the contingent notes issued in the 2016 acquisitions and 2017 Acquisition was estimated at $2.6 million as of the acquisition dates.

During the three months ended March 31, 2017 and 2016, the Company made payments under contingent notes of $0.3 million and $0.6 million, respectively. The total fair value of the contingent consideration reflected in the accompanying condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 is $12.4 million and $10.7 million, respectively.

Note 8.	Related Party Transactions

Acquisition Target Consulting Agreement

The Company has a professional services agreement with an entity owned by two of the Company’s members. Under this agreement, the entity provides certain acquisition target identification consulting services to the Company. In exchange for these services the Company pays to the entity a monthly retainer of $12,000, plus reimbursable expenses. The entity also earns a success fee of $65,000 for each identified acquisition consummated by the Company. The entity also will be paid a fee of 8% of revenue for certain new business development efforts as outlined in the professional services agreement. During the three months ended March 31, 2017 and 2016, the Company paid the entity $40,000 and $94,000, respectively. As of both March 31, 2017 and December 31, 2016, the Company owed to the entity $13,000 under this arrangement.

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

In connection with an amendment to the Company’s previous credit facility in April 2013, the Company agreed to not make any payments of management or similar fees until payment in full of all loans under the credit facility, provided that such management fees continue to accrue. Management fees to the Company’s members up to 1% of net revenue are permitted under the current credit facility but may not be paid until payment in full of all loans thereunder and the Company continues to accrue management fees. The Company expects to not pay management fees through March 31, 2018. As of March 31, 2017 and December 31, 2016, $12.2 million and $11.5 million, respectively, of these management fees are reflected in long-term liabilities in the accompanying condensed consolidated balance sheets. The condensed consolidated statements of operations include management fees of $0.7 million for each of the three month periods ended March 31, 2017 and 2016, respectively. The Company paid no management fees under the management services agreement during the three month periods ended March 31, 2017 and 2016.

Facilities Lease Agreements

The Company leases five of its facilities from entities owned by physician employees or affiliated physicians who are also former owners of the acquired practices. These leases terminate in April 2017, January 2018, December 2019, October 2020 and June 2022. In aggregate, the six leases provide for monthly aggregate base payments of approximately $85,000. Rent paid to the related entities was $0.3 million for each of the three month periods ended March 31, 2017 and 2016, respectively.

Management and Financial Consultancy Services Agreement

On March 12, 2013, Daniel D. Crowley was appointed as the Chief Executive Officer and President of the Company. In connection with the appointment of Mr. Crowley, the Company entered into an agreement with Dynamic Healthcare Solutions (“DHS”), of which Mr. Crowley is the founder, sole owner and principal. Pursuant to the agreement, the Company pays DHS a monthly fee of $100,000, plus reasonable out of pocket expenses and hourly fees for DHS staff (other than Mr. Crowley) that provide services under the agreement. The agreement may be terminated by the board of managers of the Company with thirty days notice with or without cause and without the payment of termination fees. In addition, the agreement requires the Company to pay DHS a success fee in the event that a change of control of the Company occurs at any time during the term of the agreement or the one-year period following the termination of the agreement. The amount of the success fee would be based on the aggregate transaction value received by the Company at the time of the change of control event. Other than the agreement with DHS, Mr. Crowley does not receive any direct or indirect compensation or benefits from the Company. The Company paid $0.6 million and $0.5 million to DHS during the three months ended March 31, 2017 and 2016, respectively. A retainer of $0.2 million is included in deposits and other non-current assets as of March 31, 2017 and December 31, 2016.

Healthcare Administration Services

Effective December 1, 2013 the Company entered into an agreement with HealthSmart Benefit Solutions, Inc. (“HBS”), of which Mr. Crowley served as the Executive Chairman and President through July 2014. Mr. Crowley has not been affiliated with HBS since that time. Pursuant to the agreement, the Company paid fees to HBS of approximately $20,000 per month to process claims under its self-insured health benefits plan and to perform other health plan related services. Premiums for the Company’s stop loss coverage were collected by HBS and remitted to the coverage provider. Effective June 1, 2015, the Company transitioned the administration of its health plan benefits to another provider, however HBS continued to process claims through May 31, 2016, for dates of service prior to June 1, 2015. The Company paid $19,000 to HBS during the three months ended March 31, 2016.  The Company made no payments to HBS during the three months ended March 31, 2017.  No balance was owed by the Company to HBS as of March 31, 2017 and December 31, 2016.

Acquisition Consulting Services

The Company has engaged Crowley Corporate Legal Strategy (“CCLS”), on an as needed basis, to provide legal services. Matt Crowley is a principal of CCLS and son of Daniel D. Crowley, the Company’s Chief Executive Officer. The Company paid to CCLS $17,000 and $23,000, during the three months ended March 31, 2017 and 2016, respectively.

Executive Consulting Agreement

The Company had a consulting agreement through February 2016 with Mr. James New, a current Board member and an owner of the Company’s limited liability company units and former CEO of the Company. Pursuant to the consulting agreement, Mr. New provided consulting services as requested by the Company for a fee of $12,500 per month.  In connection with the consulting agreement, the Company paid to Mr. New $25,000 during the three months ended March 31, 2016 and made no payments during the three months ended March 31, 2017.  No amounts were owed by the Company to Mr. New as of March 31, 2017 or December 31, 2016.

Broker of Record

OmegaComp has acted as broker of record to the Company with respect to health coverage since 2015. Daniel D. Crowley is Executive Chairman and majority owner of OmegaComp. OmegaComp received commissions from carriers of $72,000 and $84,000, during the three months ended March 31, 2017 and 2016, respectively, which amounts were included in premiums paid by the Company for insurances, benefits and services OmegaComp arranged on the Company’s behalf.

Chief Medical Officer

On October 29, 2015, prior to his appointment as the Company’s Chief Medical Officer, the Company issued a non-negotiable unsecured subordinated contingent note to Dr. F. Michael Walsh in connection with the acquisition of the pathology practice he owned. Pursuant to the contingent note, the Company agreed to pay to Dr. Walsh up to a maximum amount of $2.7 million if the acquired pathology practice met certain financial measures within certain periods of time. On June 13, 2016, the contingent note was amended to reduce the maximum amount payable thereunder to $2.4 million, and on June 15, 2016, the Company made a first payment of $650,000 under the note.   On January 27, 2017 the Company made a $50,000 partial payment under the second year of the note.

Client Interface Services

One of the Company’s members holds a minority ownership interest in an entity that the Company has engaged, from time to time, to provide client interface services.  The Company paid the entity $28,000 and $108,000 during the three months ended March 31, 2017, and 2016, respectively. As of March 31, 2017 and December 31, 2016 the Company owed to the entity $0.4 million and $8,000, respectively, for these services.

Note 9.	Equity-Based Compensation

On July 6, 2011, the Company adopted the Aurora Diagnostics Holdings, LLC 2011 Equity Incentive Plan for the grant of options to purchase units of Aurora Diagnostics Holdings, LLC to employees, officers, managers, consultants and advisors of the Company and its affiliates. As of March 31, 2017, the Company has authorized the grant of up to 1,931,129 options and reserved the equivalent number of units for issuance upon the future exercise of awards pursuant to the plan. As of March 31, 2017, 1,474,500 options were outstanding and an additional 456,629 options were available for grant. Out of the total 1,474,500 options outstanding as of March 31, 2017, 1,037,000 were vested and 437,500 were unvested.

No options were granted or exercised and 13,000 options were forfeited during the three months ended March 31, 2017. Selling, general and administrative expenses included equity compensation expense of $32,000 and $50,000 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the total remaining unamortized equity compensation cost was approximately $11,000.

Note 10.	Commitments and Contingencies

During the ordinary course of business, the Company has become and may in the future become subject to pending and threatened legal actions and proceedings. The Company may have liability with respect to its employees and its pathologists. Medical malpractice claims are generally covered by insurance. While the Company believes the outcome of any such pending legal actions and proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition, results of operations or liquidity, if the Company is ultimately found liable under any medical malpractice claims, there can be no assurance the Company’s medical malpractice insurance coverage will be adequate to cover any such liability. The Company had accrued approximately $2.3 million and $1.9 million as of March 31, 2017 and December 31, 2016, respectively, for future medical malpractice claims.

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

Future payments under contingent notes will be made if the practices achieve stipulated levels of results and contract retention as outlined in their respective agreements. Any future payments of contingent consideration will be reflected in the change in the fair value of the contingent consideration. As of March 31, 2017, the fair value of contingent consideration related to acquisitions was $12.4 million, representing the present value of approximately $16.0 million in estimated future payments through 2021.

Purchase Obligations

The Company has entered into non-cancelable commitments to purchase reagents and other laboratory supplies. Under these agreements, the Company must purchase minimum amounts of reagents and other laboratory supplies through 2021.

At March 31, 2017, the remaining minimum purchase commitments are as follows:

Year Ending December 31,
Remainder of 2017	$1,601
2018	1,729
2019	1,684
2020	1,684
2021	1,090
Thereafter	273
$8,061

In connection with certain of these commitments, the Company received lab testing equipment, to which the Company has either received title, or will receive title upon fulfillment of its purchase obligations under the respective commitment. The Company recorded the obligation under purchase commitment for the fair market value of the equipment, reduced by the cash paid. The remaining obligations under purchase commitments included in other liabilities in the accompanying condensed consolidated balance sheets were $1.3 million and $1.4 million as of March 31, 2017 and December 31, 2016, respectively.

Note 11.	Fair Value of Financial Instruments

Recurring Fair Value Measurements

As of March 31, 2017 and December 31, 2016, the fair value of contingent consideration related to acquisitions was $12.4 million and $10.7 million, respectively. The fair value of contingent consideration is derived using valuation techniques that incorporate unobservable inputs and are considered Level 3 items. The Company utilizes a present value of estimated future payments approach to estimate the fair value of the contingent consideration. Estimates for fair value of contingent consideration primarily involve two inputs, which are (i) the projections of the financial performance of the acquired practices that are used to calculate the amount of the payments and (ii) the discount rates used to calculate the present value of future payments. Changes in either of these inputs will impact the estimated fair value of contingent consideration. At March 31, 2017 the discount rates ranged from 15% to 19%.

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of March 31, 2017 (in thousands):

			Significant Other	Significant
		Quoted Prices	Observable	Unobservable
		in Active Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Current portion of fair value of contingent consideration	$5,385	$—	$—	$5,385
Fair value of contingent consideration, net of current portion	$7,032	$—	$—	$7,032

The following is a summary of the Company’s fair value instruments categorized by their fair value input level as of December 31, 2016 (in thousands):

			Significant Other	Significant
		Quoted Prices	Observable	Unobservable
		in Active Markets	Inputs	Inputs
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Current portion of fair value of contingent consideration	$4,834	$—	$—	$4,834
Fair value of contingent consideration, net of current portion	$5,900	$—	$—	$5,900

The following is a roll-forward of the Company’s Level 3 fair value instruments for the three months ended March 31, 2017 (in thousands):

	Beginning	Total (Gains) /			Ending
	Balance	Losses Realized			Balance
	January 1, 2016	and Unrealized	Issuances	Settlements	March 31, 2017
Contingent consideration	$10,734	$550	$1,470	$(337)	$12,417

Non-Recurring Fair Value Measurements

Certain assets that are measured at fair value on a non-recurring basis, including property and equipment and intangible assets, are adjusted to fair value only when the carrying values are greater than their fair values. The Company completed its latest annual impairment evaluations as of November 30, 2016 and recorded write-offs of goodwill to reflect the then current estimated fair value of the impaired reporting units. The fair values were derived with fair value models utilizing unobservable inputs that therefore are considered Level 3 items.

As of March 31, 2017 and December 31, 2016, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value based on the short maturity of these instruments. As of March 31, 2017 and December 31, 2016, the fair value of the Company’s debt was $389.2 million and $369.1 million, respectively. The Company uses quoted market prices and yields for the same or similar types of borrowings in active markets when available to determine the fair value of the Company’s debt. These fair values are considered Level 2 items.

Note 12.	Income Taxes

The Company is a Delaware limited liability company. For federal income tax purposes, the Company is treated as a partnership. Accordingly, the Company is generally not subject to income taxes and the income attributable to the limited liability company is distributed to the members in accordance with the terms of the operating agreement. However, certain of the Company’s subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The provision for income taxes for these subsidiaries is reflected in the Company’s condensed consolidated financial statements and includes federal and state taxes currently payable and changes in deferred tax assets and liabilities, excluding the establishment of deferred tax assets and liabilities related to acquisitions. The benefit for federal and state taxes was $0.4 million and $1.5 million for the three months ended March 31, 2017 and 2016, respectively.

Note 13.	Guarantor Subsidiaries

The following information is presented as required by regulations of the Securities and Exchange Commission in connection with the Company’s 10.75% Existing Senior Notes due 2018. This information is not routinely prepared for use by management. The operating and investing activities of the separate legal entities included in the Company’s consolidated financial statements are fully interdependent and integrated. Accordingly, consolidating the operating results of those separate legal entities is not representative of what the actual operating results of those entities would be on a stand-alone basis. Operating expenses of those separate legal entities include intercompany charges for management fees and other services. Certain expense items that are applicable to the Company’s subsidiaries are typically recorded in the books and records of Aurora Diagnostics Holdings, LLC. For purposes of this footnote disclosure, such balances and amounts have been “pushed down” to the respective subsidiaries either on a specific identification basis, or when such items cannot be specifically attributed to an individual subsidiary, have been allocated on an incremental or proportional cost basis to Aurora Diagnostics Holdings, LLC and the Company’s subsidiaries.

The following tables present consolidating financial information as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016 for (i) Aurora Diagnostics Holdings, LLC, (ii) on a combined basis, the subsidiaries of the Company that are guarantors of the Company’s Existing Senior Notes (the “Subsidiary Guarantors”) and (iii) on a combined basis, the subsidiaries of the Company that are not guarantors of the Company’s Existing Senior Notes (the “Non-Guarantor Subsidiaries”). For presentation in the following tables, Subsidiary Guarantors includes revenue and expenses and assets and liabilities for those subsidiaries directly or indirectly 100% owned by the Company, including those entities that have contractual arrangements with affiliated physician groups. Essentially, all property and equipment reflected in the accompanying condensed consolidated balance sheets collateralize the Company’s credit facility. As such, as of March 31, 2017 and December 31, 2016, $1.9 million and $2.0 million, respectively, of property and equipment held by Non-Guarantor Subsidiaries are reflected under Subsidiary Guarantors in the following tables.

Condensed Consolidating Balance Sheets (in thousands):

	Aurora		Non-
	Diagnostics	Subsidiary	Guarantor	Consolidating	Consolidated
March 31, 2017	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$17,059	$7	$370	$—	$17,436
Accounts receivable, net	—	17,091	18,073	—	35,164
Prepaid expenses and other assets	2,526	1,365	1,189	—	5,080
Prepaid income taxes	—	171	60	—	231
Total current assets	19,585	18,634	19,692	—	57,911
Property and equipment, net	2,286	5,756	—	—	8,042
Other Assets:
Intercompany receivable	232,775	—	—	(232,775)	—
Deferred debt issue costs, net	295	—	—	—	295
Deposits and other noncurrent assets	576	163	100	—	839
Goodwill	—	70,722	50,144	—	120,866
Intangible assets, net	—	19,544	31,410	—	50,954
	233,646	90,429	81,654	(232,775)	172,954
	$255,517	$114,819	$101,346	$(232,775)	$238,907
Liabilities and Members' Deficit
Current Liabilities
Current portion of long-term debt	$3,522	$74	$—	$—	$3,596
Current portion of fair value of contingent consideration	—	1,025	4,360	—	5,385
Accounts payable, accrued expenses and other current liabilities	13,144	2,459	5,260	—	20,863
Accrued compensation	2,955	2,468	2,297	—	7,720
Accrued interest	8,578	—	—	—	8,578
Total current liabilities	28,199	6,026	11,917	—	46,142
Intercompany payable	—	152,730	80,045	(232,775)	—
Long-term debt, net of current portion	403,005	5	—	—	403,010
Deferred tax liabilities	—	1,661	2,535	—	4,196
Accrued management fees, related parties	12,151	—	—	—	12,151
Fair value of contingent consideration, net of current portion	—	665	6,367	—	7,032
Other liabilities	1,844	—	482	—	2,326
Members' Deficit	(189,682)	(46,268)	—	—	(235,950)
	$255,517	$114,819	$101,346	$(232,775)	$238,907

	Aurora		Non-
	Diagnostics	Subsidiary	Guarantor	Consolidating	Consolidated
December 31, 2016	Holdings, LLC	Guarantors	Subsidiaries	Adjustments	Total
Assets
Current Assets
Cash and cash equivalents	$18,247	$22	$302	$—	$18,571
Accounts receivable, net	—	17,258	18,422	—	35,680
Prepaid expenses and other assets	1,832	1,430	1,234	—	4,496
Total current assets	20,079	18,710	19,958	—	58,747
Property and equipment, net	1,692	5,825	—	—	7,517
Other Assets:
Intercompany receivable	227,237	—	—	(227,237)	—
Deferred debt issue costs, net	327	—	—	—	327
Deposits and other noncurrent assets	345	167	87	—	599
Goodwill	—	70,722	50,033	—	120,755
Intangible assets, net	—	22,401	29,453	—	51,854
	227,909	93,290	79,573	(227,237)	173,535
	$249,680	$117,825	$99,531	$(227,237)	$239,799
Liabilities and Members' Deficit
Current Liabilities
Current portion of long-term debt	$191,605	$76	$—	$—	$191,681
Current portion of fair value of contingent consideration	—	1,027	3,807	—	4,834
Accounts payable, accrued expenses and other current liabilities	10,090	2,941	5,393	—	18,424
Accrued compensation	2,338	2,652	1,924	—	6,914
Accrued interest	14,169	—	—	—	14,169
Total current liabilities	218,202	6,696	11,124	—	236,022
Intercompany payable	—	148,139	79,098	(227,237)	—
Long-term debt, net of current portion	199,040	1	—	—	199,041
Deferred tax liabilities	—	1,675	2,915	—	4,590
Accrued management fees, related parties	11,473	—	—	—	11,473
Fair value of contingent consideration, net of current portion	—	643	5,257	—	5,900
Other liabilities	1,422	—	1,137	—	2,559
Members' Deficit	(180,457)	(39,329)	—	—	(219,786)
	$249,680	$117,825	$99,531	$(227,237)	$239,799

Condensed Consolidating Statements of Operations (in thousands):

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
March 31, 2017	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$—	$35,933	$31,880	$67,813
Operating costs and expenses:
Cost of services	—	16,666	21,084	37,750
Selling, general and administrative expenses	5,450	7,127	4,778	17,355
Provision for doubtful accounts	—	1,615	1,990	3,605
Intangible asset amortization expense	—	2,856	1,306	4,162
Management fees, related parties	10,482	—	(9,804)	678
Impairment of goodwill and other intangible assets	—	—	9,484	9,484
Merger and acquisition costs	488	—	—	488
Change in fair value of contingent consideration	—	70	480	550
Total operating costs and expenses	16,420	28,334	29,318	74,072
Income (loss) from operations	(16,420)	7,599	2,562	(6,259)
Other expense:
Interest expense	(6,715)	(674)	(2,923)	(10,312)
Total other expense, net	(6,715)	(674)	(2,923)	(10,312)
Income (loss) before income taxes	(23,135)	6,925	(361)	(16,571)
Income tax benefit	—	(14)	(361)	(375)
Net (loss) income	$(23,135)	$6,939	$—	$(16,196)

	Aurora
For the Three Months Ended	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
March 31, 2016	Holdings, LLC	Guarantors	Subsidiaries	Total
Net revenue	$199	$38,850	$29,703	$68,752
Operating costs and expenses:
Cost of services	124	16,742	20,870	37,736
Selling, general and administrative expenses	5,553	7,333	6,062	18,948
Provision for doubtful accounts	—	2,262	1,798	4,060
Intangible asset amortization expense	—	3,241	1,690	4,931
Management fees, related parties	258	3,379	(2,949)	688
Merger and acquisition costs	293	—	—	293
Change in fair value of contingent consideration	—	120	550	670
Total operating costs and expenses	6,228	33,077	28,021	67,326
Income (loss) from operations	(6,029)	5,773	1,682	1,426
Other expense:
Interest expense	(7,066)	(697)	(2,740)	(10,503)
Total other expense	(7,066)	(697)	(2,740)	(10,503)
Income (loss) before income taxes	(13,095)	5,076	(1,058)	(9,077)
Income tax benefit	—	(429)	(1,058)	(1,487)
Net (loss) income	$(13,095)	$5,505	$—	$(7,590)

Condensed Consolidating Statements of Cash Flows (in thousands):

	Aurora
	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
March 31, 2017	Holdings, LLC	Guarantors	Subsidiaries	Total
Net (loss) income	$(23,135)	$6,939	$—	$(16,196)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities	1,039	3,519	11,177	15,735
Changes in assets and liabilities	17,600	(9,928)	(11,319)	(3,647)
Net cash (used in) provided by operating activities	(4,496)	530	(142)	(4,108)
Net cash (used in) provided by investing activities	(11,767)	(537)	210	(12,094)
Net cash provided by (used in) financing activities	15,075	(8)	—	15,067
Net (decrease) increase in cash and cash equivalents	(1,188)	(15)	68	(1,135)
Cash and cash equivalents, beginning of period	18,247	22	302	18,571
Cash and cash equivalents, end of period	$17,059	$7	$370	$17,436

	Aurora
	Diagnostics	Subsidiary	Non-Guarantor	Consolidated
March 31, 2016	Holdings, LLC	Guarantors	Subsidiaries	Total
Net (loss) income	$(13,095)	$5,505		$(7,590)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities	847	3,721	2,330	6,898
Changes in assets and liabilities	5,192	(9,654)	(1,751)	(6,213)
Net cash provided by (used in) operating activities	(7,056)	(428)	579	(6,905)
Net cash used in investing activities	(6,674)	(626)	(600)	(7,900)
Net cash provided by (used in) financing activities	9,164	(15)	—	9,149
Net decrease in cash and cash equivalents	(4,566)	(1,069)	(21)	(5,656)
Cash and cash equivalents, beginning of period	17,833	1,198	54	19,085
Cash and cash equivalents, end of period	$13,267	$129	$33	$13,429

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Some of the statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, or that describe our plans, goals, intentions, objectives, strategies, expectations, beliefs and assumptions, are forward-looking statements. The words “believe,” “may,” “might,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “project,” “plan,” “objective,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. We caution that the forward-looking statements in this Quarterly Report on Form 10-Q are subject to a number of known and unknown risks, uncertainties and assumptions that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Factors that could contribute to these differences include, among other things:

•

our ability to successfully consumate the Exchange Offer to refinance our Existing Senior Notes or otherwise refinance our Existing Senior Notes or extend the maturity of our senior secured credit facility;

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
•

the other risks and uncertainties discussed under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report and in other documents filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 31, 2017.

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

Through organic growth and a series of strategic acquisitions, we have achieved a large geographic footprint and a leading presence in our local markets. As of March 31, 2017, we operated 27 community-based pathology practices with over 160 board-certified pathologists on staff, and our clients included over 13,000 referring physicians and 110 hospitals across 45 states. Our referring physicians include dermatologists, obstetricians and gynecologists, family practitioners, gastroenterologists, urologists, general surgeons and oncologists. We also serve as laboratory medical director for over 350 laboratory sites across the country, including our 99 hospital clients, reflecting the recent addition of two new hospital clients in the Northeast and one on the West Coast.

In 2013, we established the Aurora Research Institute (“ARI”), a revenue-generating services platform that leverages the expertise of our pathologists, laboratory resources and sizeable library of biospecimens for the development of therapeutics and companion diagnostics for leading global pharmaceutical and biotechnology companies. For the quarter ended March 31, 2017, ARI contributed net revenue of $0.7 million, or approximately 1% of our total net revenue. For the year ended December 31, 2016, ARI contributed net revenue of $3.9 million, or approximately 1% of our total net revenue.

For the year ended December 31, 2016 and the three months ended March 31, 2017, we processed approximately 2.1 million and 514,000 accessions, respectively. An accession may include one or more specimens received by our pathology practices originated from a single patient visit to a referring physician concerning a particular condition. For the year ended December 31, 2016 and the three months ended March 31, 2017, we generated net revenue of $284.0 million and $67.8 million, respectively.

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

From time to time we must renegotiate our reimbursements from commercial payors.  We recently renegotiated two contracts, which became effective in January and February of 2017, that allow us to retain our in-network status and become a preferred provider in the client’s network. We anticipate these new contracts could generate increased volume, but at lower rates that are more in-line with current market reimbursement rates. We do not anticipate that the increased volume will fully offset the impact of lower reimbursement on our 2017 revenue. Based on 2016 volume, we estimate the reimbursement rates reflected in these two new contracts could result in a reduction of approximately $2.3 million in our net revenue for 2017.

In response to the reductions by CMS, as well as reductions from private insurance companies, we have undertaken a program to increase efficiencies and reduce costs, including a reduction in our staffing.  We estimate the implementation of this program, which was fully implemented by January 1, 2017, will reduce our expenses by approximately $3.9 million annually.

Acquisitions

Since our formation in 2006, through March 31, 2017, we have acquired 32 diagnostic services companies throughout the United States. As a result of the significant number and size of our acquisitions, many of the changes in our consolidated results of operations and financial position discussed from period to period reflect revenue generated by the businesses we have acquired and costs related to these acquisitions. For additional information relating to recent acquisitions, see “—Recent Acquisitions.”

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

Results of Operations

The following table outlines our results of operations as a percentage of net revenue for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
	2017	2016
Net revenue	100.0%	100.0%
Operating costs and expenses:
Cost of services	55.7%	54.9%
Selling, general and administrative expenses	25.6%	27.6%
Provision for doubtful accounts	5.3%	5.9%
Intangible asset amortization expense	6.1%	7.2%
Management fees	1.0%	1.0%
Impairment of goodwill and other intangible assets	14.0%	0.0%
Merger and acquisition transaction costs	0.7%	0.4%
Change in fair value of contingent consideration	0.8%	1.0%
Total operating costs and expenses	109.2%	97.9%
Income (loss) from operations	(9.2)%	2.1%
Other income (expense):
Other income / (expense)	(15.2)%	(15.3)%
Total other expense, net	(15.2)%	(15.3)%
Loss before income taxes	(24.4)%	(13.2)%
Provision (benefit) for income taxes	(0.6)%	(2.2)%
Net Loss	(23.9)%	(11.0)%

Our historical consolidated operating results do not reflect the results of operations of our 2016 acquisitions and 2017 Acquisition prior to the effective date of those acquisitions. As a result, our historical consolidated operating results may not be indicative of what our results of operations will be for future periods.

Comparison of the Three Months Ended March 31, 2017 and 2016

Net revenue

Net revenue for the quarter ended March 31, 2017 was $67.8 million on accession volume of 514,000, inclusive of approximately $2.0 million of revenue and 11,000 accessions from the practices acquired in 2016. Net revenue at the practices we have operated for the full periods in both 2017 and 2016, which we refer to herein as our existing practices, decreased by approximately 4%, or $3.0 million, to approximately $65.8 million for the quarter ended March 31, 2017, compared to $68.8 million for the quarter ended March 31, 2016. Existing practice accession volume was 503,000, a decrease of approximately 3% for the quarter ended March 31, 2017, compared to 517,000 for the quarter ended March 31, 2016. The average revenue per accession for our existing practices for the quarter ended March 31, 2017 decreased by about 1%, to $131, compared to $133 for the same period in 2016. The decrease in existing practice revenue was primarily related to lower volume from certain continuing clients, as well as client attrition, and lower Medicare reimbursement under the 2017 Physician Fee Schedule.

Cost of services

Cost of services for the quarter ended March 31, 2017 was $37.8 million, including approximately $1.1 million for practices acquired in 2016. Cost of services at existing practices decreased approximately $1.0 million, or 3%, to $36.7 million for the quarter ended March 31, 2017, from $37.7 million for the quarter ended March 31, 2016, primarily as a result of lower personnel related costs.

As a result of the preceding factors, cost of services was 55.7% of net revenue for the quarter ended March 31, 2017, compared to 54.9% for the quarter ended March 31, 2016. Gross margin was 44.3% for the quarter ended March 31, 2017, compared to 45.1% for the quarter ended March 31, 2016.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased approximately $1.5 million, or 8%, to $17.4 million for the quarter ended March 31, 2017, including approximately $0.3 million related to practices acquired in 2016, from approximately $18.9 million for the quarter ended March 31, 2016. Selling, general and administrative expenses for the quarter ended March 31, 2017, compared to the corresponding period in the prior year, was approximately $0.3 million higher at practices acquired in 2016 and approximately $1.7 million lower at our existing practices.  The decrease in selling, general and administrative expenses at existing practices reflected approximately $1.2 million for non-cash charges related to two leased locations vacated in the quarter ended March 31, 2016, as well as lower personnel related and billing costs.  Compared to the corresponding period in the prior year, selling, general and administrative expenses at corporate decreased by approximately $0.1 million due to lower personnel related costs.

As a result of the preceding factors, selling, general and administrative expenses were approximately 25.6% of net revenue for the quarter ended March 31, 2017, compared to 27.6% for the quarter ended March 31, 2016.

Provision for doubtful accounts

Our provision for doubtful accounts decreased approximately $0.5 million, or 11%, to $3.6 million for the quarter ended March 31, 2017, from $4.1 million for the quarter ended March 31, 2016. As a percentage of net revenue, the provision for doubtful accounts decreased to 5.3% for the quarter ended March 31, 2017, compared to 5.9% for the quarter ended March 31, 2016. The decrease in the provision for doubtful accounts for the quarter ended March 31, 2017 primarily related to continued improvements in our collections processes which have improved our collections results.

The Company’s consolidated provision for doubtful accounts could be positively or negatively impacted by various factors including, among other things, changes in payor mix and the provision for doubtful accounts for practices that we acquire.

Intangible asset amortization expense

Amortization expense decreased to $4.2 million for the quarter ended March 31, 2017, from $4.9 million for the quarter ended March 31, 2016, as a result of certain intangible assets becoming fully amortized in 2016, partially offset by amortization of finite lived intangible assets recorded for practices acquired in 2016. We generally amortize our intangible assets over lives ranging from 3 to 15 years.

Management fees, related parties

Management fees to related parties were approximately $0.7 million for each of the quarters ended March 31, 2017 and March 31, 2016. Management fees are based on 1.0% of net revenue plus expenses.

Impairment of goodwill and other intangible assets

In March 2017, we received a notice from one of our reporting unit’s customers that their hospital contract would not be renewed effective May 1, 2017. We expect the loss of the hospital contract effective May 1, 2017 will negatively impact the net revenue and profitability of the reporting unit to such an extent as to indicate potential impairment of the reporting unit’s recorded hospital contracts intangible assets and goodwill. Accordingly, as of March 31, 2017, we tested hospital contracts intangible assets and goodwill for impairment at the affected reporting unit and recorded non-cash impairment charges of $4.2 million to write down the carrying value of its hospital contracts intangible assets and $5.3 million to write down the carrying value of goodwill.

Merger and acquisition transaction costs

Merger and acquisition transaction costs increased by approximately $0.2 million, to $0.5 million for the quarter ended March 31, 2017, compared to $0.3 million the quarter ended March 31, 2016, reflecting a higher level of transaction activity.

Change in fair value of contingent consideration

For the quarter ended March 31, 2017 we recorded expense of $0.6 million for changes in the fair value of contingent consideration issued in connection with our acquisitions, compared to expense of $0.7 million for the quarter ended March 31, 2016. The change in fair value of contingent consideration results from revisions in our projections to reflect recent results, as well as other variables such as the discount rate, the valuation date and actual payments made.

Interest expense

Interest expense was approximately $10.3 million for the quarter ended March 31, 2017, compared to $10.5 million and March 31, 2016. The decrease related to reduced average balances in principal outstanding under the Company’s term loan as a result of quarterly principal repayments.

Provision (benefit) for income taxes

We are a Delaware limited liability company for federal and state income tax purposes, in accordance with the applicable provisions of the Internal Revenue Code. Accordingly, we generally have not been subject to income taxes, and the income attributable to us has been allocated to the members of Aurora Diagnostics Holdings, LLC in accordance with the terms of the Aurora Diagnostics Holdings, LLC Limited Liability Company Agreement. However, certain of our subsidiaries are structured as corporations and therefore are subject to federal and state income taxes. The benefit for federal and state income taxes for these subsidiaries, as reflected in our condensed consolidated financial statements, amounted to approximately $0.4 million for the quarter ended March 31, 2017, compared to $1.5 million for the quarter ended March 31, 2016, as a result of changes in taxable income primarily as a result of goodwill impairment and a valuation allowance recognized for certain of our subsidiaries structured as corporations.

Liquidity and Capital Resources

Since inception, we have primarily financed operations through capital contributions from our equityholders, long-term debt financing and cash flow from operations.

On December 20, 2010, we issued $200.0 million in unsecured senior notes that mature on January 15, 2018, which we refer to as our Existing Senior Notes. The Existing Senior Notes bear interest at an annual rate of 10.75%, which is payable each January 15th and July 15th. In accordance with the indenture governing our Existing Senior Notes, we are subject to certain limitations on issuing additional debt and are subject to other customary affirmative and negative covenants. The Existing Senior Notes are currently redeemable at our option at 100% of par. The Existing Senior Notes rank equally in right of repayment with all of our other senior indebtedness, but are subordinated to our secured indebtedness to the extent of the value of the assets securing that indebtedness.  As of March 31, 2017, we had a total of $200.0 million aggregate principal amount of Existing Senior Notes outstanding.

On July 31, 2014 we entered into a $220.0 million credit facility with Cerberus Business Finance, LLC, which facility, as subsequently amended, we refer to as our senior secured credit facility. Our senior secured credit facility initially consisted of a $165.0 million initial term loan, $30.0 million revolving credit line and $25.0 million delayed draw term loan.  The delayed draw term loan facility was available through October 31, 2015 to pay for acquisitions, including acquisition related fees and expenses. Each of the term loan, revolving credit line and delayed draw term loan under the senior secured credit facility has a maturity of five years but is subject to a maturity date of October 14, 2017 if more than $2.6 million in aggregate principal amount of our Existing Senior Notes are not refinanced or their maturity is not extended, or if the credit facility is not amended and extended, prior to such date.  Pursuant to the Exchange Offer, we have offered holders of Existing Senior Notes the opportunity to exchange their Existing Senior Notes for New Notes and Warrants. See “Cash and Working Capital” below for details of the Exchange Offer.

If the Exchange Offer is consummated, the Company intends to issue an aggregate amount of New Notes equal to the consideration offered in the Exchange Offer. The New Notes will be unsecured senior obligations of the Company and its wholly-owned subsidiary, Aurora Diagnostics Financing, Inc., which is acting as co-issuer of the New Notes. The New Notes will mature on January 15, 2020. The New Notes will accrue interest beginning on the issuance date at a rate of 10.75% per annum in cash plus payment-in-kind interest (“PIK Interest”) at a rate of 1.50% per annum, which PIK Interest rate shall increase to 3.00% from and after January 15, 2019. PIK Interest will be paid by increasing the principal amount of New Notes in an amount equal to the PIK Interest payable on the applicable interest payment date. The New Notes will bear interest on such increased principal amount from and after the applicable interest payment date of such PIK Interest. The issuers will pay interest on the New Notes on January 15 and July 15 of each year. The first interest payment date on the New Notes will be July 15, 2017 and will include the accrued and unpaid interest on any Existing Senior Notes exchanged in the Exchange Offer from January 15, 2017, the last interest payment date on the Existing Senior Notes, through, but not including, the settlement date of the Exchange Offer. The New Senior Notes will be immediately redeemable at the Company’s option at 100% of par, plus accrued interest. The New Notes will be guaranteed on an unsecured senior basis by the Company’s current and future domestic subsidiaries that guarantee the Company’s credit facility indebtedness or capital markets indebtedness. The New Notes will rank equally in right of repayment with all of the Company’s other senior indebtedness, but will be subordinated to the Company’s secured indebtedness to the extent of the value of the assets securing that indebtedness.

The indenture governing the New Notes will not require the Company to continue its reporting obligations with the SEC; therefore, at closing of the Exchange Offer, we intend to cease filing any such reports and will only provide the reports required, under the method required, by the indenture governing the New Notes.

Under the outstanding term loans, quarterly principal repayments of $0.5 million were required and paid from September 30, 2015 through December 31, 2016.  Quarterly principal repayments increased to $0.9 million on March 31, 2017, continuing through June 30, 2018 and to $1.3 million on September 30, 2018 and each quarter end thereafter, with the balance due at maturity. Prior to the second amendment on April 10, 2015, at our option, interest under the credit facility was either LIBOR, with a 1.25% floor, plus 7%, or at a base rate, with a 2.25% floor, plus 6%.

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

As of March 31, 2017, we owed $161.1 million under the term loan, $25.0 million under the delayed draw term loan, $10.0 million under the delayed draw term loan B facility and $16.0 million under the revolving credit facility. As of March 31, 2017, we had $14.0 million available under our revolving credit facility.

The senior secured credit facility is secured by essentially all of our assets and unconditionally guaranteed by us and certain of the Company’s and subsequently acquired or organized domestic subsidiaries and is subject to certain financial covenants. The senior secured credit facility requires us to maintain a maximum leverage ratio (based upon the ratio of total funded debt to consolidated EBITDA, net of agreed cash amounts) and a minimum interest coverage ratio (based upon the ratio of consolidated EBITDA to net cash interest expense), each quarter based on the last four fiscal quarters. The maximum leverage ratio as of March 31, 2017 was 9.60:1.00 and becomes more restrictive each quarter through maturity. The minimum interest coverage ratio was 1.00:1.00 as of March 31, 2017 and increases to 1.05:1.00 on December 31, 2017. In addition, we are required to maintain liquidity (defined as availability under the revolving credit facility plus amounts in bank accounts that are subject to the agent’s perfected first priority liens) of at least $5.0 million at any time and $10.0 million on the last business day of each month. We are also subject to other restrictive covenants set forth in our senior secured credit facility.  Generally, we are permitted to make voluntary prepayments under our senior secured credit facility and to reduce the revolving loan commitments at any time. However, subject to certain exceptions, prepayments and commitment reductions are currently subject to a premium equal to 2.0%, which will be reduced to 1.0% effective August 1, 2017 and eliminated entirely after July 31, 2018.

Subject to certain exceptions, we are required to prepay borrowings under the credit facility as follows:  (i) with 100% of the net cash proceeds we receive from the incurrence of debt obligations other than debt obligations otherwise permitted under the financing agreement, (ii) with 100% of the net cash proceeds in excess of $1 million in the aggregate in any fiscal year we receive from specified non-ordinary course asset sales or as a result of casualty or condemnation events, subject to reinvestment provisions, (iii) with 50% of our excess cash flows for each fiscal year, which commenced with the fiscal year ended December 31, 2015, and (iv) 100% of the net cash proceeds from the exercise of any “equity cure” with respect to the financial covenants contained in the financing agreement.

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

Contingent consideration for acquisitions

In connection with the majority of our acquisitions, we have agreed to pay additional consideration annually over future periods of three to six years, based upon contract retention and the attainment of stipulated levels of operating results by each of the acquired entities, as defined in their respective agreements. The computation of the annual operating results is subject to review and approval by sellers prior to payment. In the event there is a dispute, the Company will pay the undisputed amount and then take reasonable efforts to resolve the dispute with the sellers. If the sellers are successful in asserting their dispute, the Company could be required to make additional payments in future periods. We made contingent note payments of $0.3 million and $0.6 million in the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, the total maximum future payments of contingent consideration issued in acquisitions was $19.5 million. Lesser amounts will be paid or no payments will be made for earnings below the maximum level of stipulated earnings or if the stipulated contracts are not retained. We utilize a present value of estimated future payments approach to estimate the fair value of the contingent consideration. These estimates involve significant projections regarding future performance of the acquired practices. If actual future results differ significantly from current estimates, the actual payments for contingent consideration will differ correspondingly. As of March 31, 2017, the fair value of contingent consideration related to acquisitions was $12.4 million, representing the present value of approximately $16.0 million in estimated future payments through 2021.

Medical Malpractice Insurance

We are insured on a claims-made basis up to our policy limits through a third party malpractice insurance policy. We establish reserves, on an undiscounted basis, for self-insured deductibles, claims incurred and reported and claims incurred but not reported (“IBNR”) during the policy period. We had recorded medical malpractice liabilities of $2.3 million as of March 31, 2017, which were included in accounts payable, accrued expenses and other current liabilities. We also record a receivable from our insurance carrier for expected recoveries. Expected insurance recoveries, which are included in prepaid expenses and other current assets, were $0.8 million as of March 31, 2017. So long as we maintain third party malpractice insurance policies, the IBNR claims will be covered by such third party policy up to the policy limits.

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

As of March 31, 2017, we had cash and cash equivalents of $17.4 million and working capital of $11.8 million, and we had $14.0 million available under our revolving credit facility. Our senior secured credit facility matures on July 14, 2019, but is subject to an accelerated maturity date of October 14, 2017, and will become due in 2017, if more than $2.6 million in aggregate principal amount of our Existing Senior Notes are not refinanced or their maturity is not extended prior to October 14, 2017.

On April 20, 2017, we entered into a seventh amendment to the credit facility with Cerberus Business Finance, LLC, to modify the provision that accelerated the maturity date of the credit facility to October 14, 2017 to provide that the maturity of the credit facility will be accelerated to October 14, 2017 only in the event that the maturity of more than $2.6 million in aggregate principal amount of Existing Senior Notes has not been extended to October 31, 2019 or a later date on or before October 14, 2017. In addition, pursuant to the seventh amendment, following the consummation of our Exchange Offer referred to below, we may redeem, repurchase or pay at maturity up to $2.6 million of Existing Senior Notes at any time and from time to time within eight months of such consummation, but only to the extent that such Existing Senior Notes remain outstanding following the consummation of the Exchange Offer.

On April 24, 2017, we commenced a private offer to exchange any and all of the Existing Senior Notes for a combination of New Notes and Warrants, and the solicitation of consents from registered holders of Existing Senior Notes to certain proposed amendments to the indenture governing the Existing Senior Notes to remove substantially all of the restrictive covenants and events of default from the indenture governing the Existing Senior Notes. Concurrently with the commencement of the Exchange Offer, we entered into a support agreement with holders of Existing Senior Notes owning approximately 98.7% of the aggregate outstanding principal amount of Existing Senior Notes. Pursuant to the support agreement, the holders party thereto, have agreed to validly tender all of their Existing Senior Notes in the Exchange Offer and provide consents to the proposed amendments to the indenture governing the Existing Senior Notes. The Exchange Offer expires at 5:00 p.m., New York City time, on May 22, 2017.

For every $1,000 principal amount of Existing Senior Notes tendered and not withdrawn prior to 5:00 p.m., New York City time on May 5, 2017, we will issue $1,000 principal of New Notes and Warrants to purchase 15.366 of the Company common units. For every $1,000 principal amount of Existing Senior Notes tendered after 5:00 p.m., New York City time, on May 5, 2017, up to 5:00 p.m., New York City time, on May 22, 2017, we will issue $970 principal of New Notes and Warrants to purchase 15.366 of Aurora Diagnostics Holdings, LLC common units. The Warrants will initially represent 12.5% of the outstanding common units of Aurora Diagnostics Holdings, LLC on a fully diluted basis prior to the issuance of the Warrants, assuming 100% participation in the Exchange Offer, and will expire on the tenth anniversary of their issuance date.

As of 5:00 p.m., New York City time, on May 5, 2017, $198.0 million aggregate principal amount of Existing Senior Notes, representing 99.0% of the outstanding Existing Senior Notes, had been validly tendered and not withdrawn. At that time, withdrawal rights expired and holders who tendered Existing Senior Notes prior to such time, including holders party to the support agreement, may no longer withdraw their tenders or revoke their consents. Accordingly, on May 5, 2017, Aurora Diagnostics Holdings, LLC, the co-issuer and the guarantors of the Existing Senior Notes and the trustee entered into a supplemental indenture containing the proposed amendments to the indenture governing the Existing Senior Notes, which became effective immediately, but will not become operative until the consummation of the Exchange Offer.

We intend to close the Exchange Offer no later than May 30, 2017, and exchange all tendered Existing Senior Notes for the New Notes and Warrants thereby avoiding the accelerated maturity of the credit facility.

As of March 31, 2017, the amounts due under our senior secured credit facility have been classified as long-term debt.  Furthermore, $200.0 million of our Existing Senior Notes maturing January 15, 2018, are expected to be exchanged or otherwise refinanced on a long-term basis and have been classified as long-term debt.

In light of the preceding plan to exchange our Existing Senior Notes, our management believes our current cash and cash equivalents, cash from operations and the amount available under our revolving credit facility will be sufficient to fund working capital requirements for the next 12 months. This belief assumes, among other things, that we will be able to close the Exchange Offer and therefore avoid acceleration of the maturity date of the senior secured credit facility, will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements.. There is no assurance that we will be able to achieve our forecasted cash from operations. If one or more of these factors do not occur as expected, it could cause a default under one or more of the agreements governing our indebtedness. If our cash from operations and refinancing sources are insufficient to service our debt or to fund our other liquidity needs, we may be forced to reduce or delay our business activities, sell material assets, seek additional capital or be forced into insolvency or liquidation.

In addition, in order to access the funds available under our revolving credit facility, we must meet the financial tests and ratios contained in our senior secured credit facility. If we fail to meet these financial tests and ratios, our ability to access the amounts otherwise available under our revolving credit facility could be limited.

Net Cash Used In Operating Activities

Net cash used in operating activities during the three months ended March 31, 2017 was $4.1 million, compared to $6.9 million during three nine months ended March 31, 2016. Net cash used in operating activities for the three months ended March 31, 2017 reflected a net loss of $16.2 million, $0.3 million for contingent note payments and certain adjustments for non-cash items, including $5.0 million of depreciation and amortization, $0.8 million of amortization of original issue discount and debt issue costs, $0.4 million of deferred tax benefit, $0.6 million of non-cash charges for the change in fair value of contingent consideration and $9.5 million of non-cash charges for the write-down of goodwill and other intangible assets at one of our reporting units. Net cash used in operating activities for the three months ended March 31, 2017 also reflected increases and decreases in working capital, excluding acquisitions, including a $0.5 million decrease in accounts receivable, a $0.8 million increase in prepaid expenses and other current assets, a $2.0 million increase in accounts payable, accrued expenses and other current liabilities, a $0.8 million increase in accrued compensation and a $5.6 million decrease in accrued interest. As of March 31, 2017 our DSO (Days Sales Outstanding) was 47 days, compared to 46 days of March 31, 2016, and 47 days as of December 31, 2016.

Net Cash Used In Investing Activities

Net cash used in investing activities during the three months ended March 31, 2017 was $12.1 million compared to $7.9 million during the three months ended March 31, 2016. Net cash used in investing activities during the three months ended March 31, 2017 primarily consisted of $11.2 million net cash paid for business acquisitions, $0.8 million for purchases of property and equipment and $0.1 million of payments of deposits and other non-current assets.

Net Cash Provided By Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 was $15.1 million compared to $9.1 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, we borrowed $16.0 million under our revolving credit facility and repaid $0.9 million under the initial term loan.

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

EBITDA and Adjusted EBITDA are not determined in accordance with GAAP and should not be considered in isolation or as substitutes for measures of our financial performance as determined in accordance with GAAP, such as net income and operating income. Because other companies may calculate EBITDA and Adjusted EBITDA differently than we do, EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. EBITDA and Adjusted EBITDA have other limitations as analytical tools when compared to the use of net income, which we believe is the most directly comparable GAAP financial measure, including:

•	EBITDA and Adjusted EBITDA do not reflect the provision of income tax expense of our subsidiaries;
•	EBITDA and Adjusted EBITDA do not reflect the interest expense we incur;
•	EBITDA and Adjusted EBITDA do not reflect any attribution of costs to our operations related to our investments and capital expenditures through depreciation and amortization charges; and
•	Adjusted EBITDA does not reflect the cost of compensation we provide to our employees in the form of stock option awards.

The following is a reconciliation of net loss to Adjusted EBITDA (in thousands):

	Three Months Ended March 31,
	2017 (I)	2016 (I)
Net loss	$(16,196)	$(7,590)
Interest expense	10,312	10,503
Income taxes	(375)	(1,487)
Depreciation and amortization	4,977	5,864
EBITDA	(1,282)	7,290
Impairment of goodwill and other intangible assets	9,484	—
Management fees (A)	678	688
Equity-based compensation	32	50
Changes in fair value of contingent consideration (B)	550	670
Abandoned facility costs (C)	—	1,171
Merger and acquisition transaction costs (D)	488	293
Cost savings for reductions in force (E)	19	428
Implementation of laboratory systems upgrade (F)	271	271
Pro forma acquired EBITDA (G)	678	—
Other charges(H)	108	111
Adjusted EBITDA	$11,026	$10,972

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

(D)	Amounts represent merger and acquisition transaction costs, including legal fees, of $0.5 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.
(E)

Represents payments made in three months ended March 31, 2017 and 2016 to employees whose positions were permanently eliminated in those periods to improve profitability and margin in response to rate pressure specific to those periods, in each case assuming the employees had been terminated at the beginning of the relevant period.

(F)

Represents one-time expenses relating to a company-wide initiative to standardize our laboratory procedures and implement a common LIS system in our existing laboratories. As of March 31, 2017, we had standardized approximately 40% of the laboratories included in this initiative. We are in the process of standardizing the remaining laboratories and we do not expect these expenses to recur once all our existing laboratories have been standardized.

(G)

Amounts represent the incremental Adjusted EBITDA that we estimate would have been contributed by the 2017 Acquisition for the period, assuming the 2017 Acquisition had occurred on the first day of the period. Our estimates of incremental Adjusted EBITDA are based on due diligence quality of earnings reports prepared for us in connection with the applicable acquisitions.

(H)

Includes costs and expenses paid to Dynamic Healthcare Solutions, LLC (“DHS”) for support services of $0.1 million and $86,000 and for the three months ended March 31, 2017 and 2016, respectively, for project-specific support services that in future periods will be performed by company employees with no incremental cost to the Company and separation costs of $25,000 for the three months ended March 31, 2016, paid to a former chief executive officer following his retirement in 2011 pursuant to a consulting agreement that terminated on March 1, 2016.

(I)

The Adjusted EBITDA presented in this table does not reflect adjustments of other amounts that may be added back pursuant to our credit facility and the indenture governing our Existing Senior Notes of $0.5 million, including pro forma EBITDA contribution for the April 17, 2017 acquisition, for the three months ended March 31, 2017 and $0.8 million for the three months ended March 31, 2016.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

During the three months ended March 31, 2017, there were no material changes in our commitments or contractual liabilities outside of the ordinary course of business.

Health Care Regulatory and Reimbursement Changes

On April 16, 2015, President Obama signed the Medicare and CHIP Reauthorization Act (“MACRA”). MACRA repealed the provisions related to the Medicare SGR formula and implemented a new physician payment system that is designed to reward the quality of care. Payments will be adjusted beginning in 2019 to account for performance on certain quality metrics under the Merit-Based Incentive Payment Systems (“MIPS”) or to reflect physician participation in alternative payment models (“APMs”). For 2026 and subsequent years, qualified APM participants receive an annual 0.75% increase on Medicare physician payment rates, while those not participating receive a 0.25% annual payment increase, plus any applicable MIPS-based payment adjustments. In April 2016 CMS issued a proposed rule that would implement the requirements of MACRA, but as of yet it has not been implemented. At this time, we cannot determine how these changes may impact our business.

On November 2, 2016, the Centers for Medicare & Medicaid Services (“CMS”) issued its 2017 Physician Fee Schedule, which we refer to as the 2017 Fee Schedule.  In the 2017 Fee Schedule, CMS effectuated reductions to CPT Code 88305, which is the CPT Code we bill most frequently, of approximately 7%. Reimbursement rates for flow cytometry codes were also reduced by approximately 19%. Based on our current Medicare business mix, we estimate the changes to the 2017 Fee Schedule would result in a reduction of our annualized Medicare revenue of approximately $2.9 million. However, our product mix, payor mix and volume may change and the actual impact of the changes to the 2017 Physician Fee Rule may vary significantly from our estimates. This does not reflect any potential change that Congress might make in the future with regard to the conversion factor.

Congress and President Trump have proposed a number of legislative initiatives, including possible repeal and replacement of the ACA, although to date such measures have not been passed.

We have experienced isolated reductions in reimbursement from non-governmental third-party payors tied to the Medicare reductions. However, at this time we are unable to predict the extent to which non-governmental third-party payors will seek to reduce our reimbursement rates as a result of reductions in Medicare’s Physician Fee Schedule.

Recent Acquisitions

The following summarizes the acquisitions we have completed since January 1, 2016.

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

2017 Acquisition

On March 31, 2017, we acquired 100% of the equity of a hospital-based pathology practice located in Rhode Island and Massachusetts, (the “2017 Acquisition”). In connection with the 2017 Acquisition, we paid total net cash of $11.2 million and issued contingent notes payable over three years. Payments under the contingent notes will be paid annually, up to a maximum of $2.0 million over the term of the notes, subject to the future financial performance of the acquired practice and the retention of key facility contracts. We used the available cash under our $30.0 million revolving credit facility to pay the cash portion of the purchase price for the acquisition. As of March 31, 2017, the Company is still analyzing the acquisition and the allocation of the purchase price to the net assets acquired is preliminary and is expected to be finalized by December 31, 2017.

Additionally, on April 17, 2017, the Company acquired 100% of the equity of a hospital-based pathology practice located in New Jersey.  The Company paid cash of $4.5 million at closing primarily with funds borrowed under its revolving credit facility and issued contingent notes payable annually over three years, up to a total of $0.5 million. The Company has not completed its initial purchase price allocation for this acquisition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risks results primarily from fluctuations in interest rates. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures, as defined by Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act, were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which could materially affect our business, financial condition, or results of operations. The risks described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2016 are not the only risks that we face. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or results of operations. There have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 6.	Exhibits.

10.1

Sixth Amendment to Financing Agreement, dated as of March 27, 2017, by and among Aurora Diagnostics, LLC, as borrower, Aurora Diagnostics Holdings, LLC, and certain subsidiaries of Aurora Diagnostics, LLC, as guarantors, various lenders from time to time party thereto, as lenders, and Cerberus Business Finance, LLC, as administrative agent and collateral agent. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on March 31, 2017 and incorporated herein by reference)

10.2

Seventh Amendment to Financing Agreement, dated as of April 20, 2017, by and among Aurora Diagnostics, LLC, as borrower, Aurora Diagnostics Holdings, LLC and certain subsidiaries of Aurora Diagnostics, LLC, as guarantors, various lenders from time to time party thereto, as lenders, and Cerberus Business Finance, LLC, as administrative agent and collateral agent (filed as Exhibit 10.1 to the Company’s Form 8-K filed on April 24, 2017 and incorporated herein by reference)

10.3

Tenth Supplemental Indenture, dated as of May 5, 2017, by and among Aurora Diagnostics Holdings, LLC, Aurora Diagnostics Financing, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Form 8-K filed on May 8, 2017 and incorporated herein by reference)

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

AURORA DIAGNOSTICS HOLDINGS, LLC

Date: May 11, 2017	By:	/s/ Michael C. Grattendick
Michael C. Grattendick
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)